Form 10QSB
period 1995-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 1995-05-09
CIK 766430

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.   20549

                                  FORM 10-QSB


     (Mark One)       Quarterly Report Pursuant to Section 13 or 15(d)
        (X)               of the Securities Exchange Act of 1934

                        For the Quarterly Period Ended March 31, 1995

                                          or

        ( )           Transition Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934
                  For the transition period from ___________ to ___________

                            Commission File Number 1-9125

                           AMERICAN TECHNICAL CERAMICS CORP.
           (Exact name of small business issuer as specified in its charter)


                 Delaware                                     11-2113382
       (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                    Identification No.)


     17 Stepar Place, Huntington Station, NY                     11746
     (Address of principal executive offices)                  (Zip Code)


     Issuer's telephone number:                               516-547-5700

                                    N/A
      (Former name, former address and former fiscal year, if changed since last report)

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X            No

     As of April 24, 1995, the Issuer had outstanding 3,861,693 shares of Common Stock, par value $.01 per share.

     Transitional Small Business Disclosure Format

     (Check One):         Yes                 No    X

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

          Table of Contents

          Consolidated Balance Sheets .............................  1

          Consolidated Statements of Earnings .....................  2

          Consolidated Statements of Cash Flows ...................  3

          Notes to Consolidated Financial Statements ..............  4

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations .........  6

          Other Information ....................................... 10

          Signatures .............................................. 11

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     MARCH 31,      JUNE 30,
                 ASSETS                               1995            1994
                                                   (unaudited)
                                                   -----------    -----------
     Current Assets:
       Cash (including cash equivalents
         of approximately $1,258,000 and
         $1,205,000, respectively)                 $ 1,786,000    $ 1,865,000
       Marketable securities                         3,095,000      3,605,000
       Accounts receivable, net                      4,414,000      3,566,000
       Inventories                                   6,664,000      6,317,000
       Deferred income taxes                           639,000        639,000
       Other current assets                            596,000        250,000
                                                    ----------     ----------
            Total current assets                    17,194,000     16,242,000
                                                    ----------     ----------
     Property, plant and equipment, net of
       depreciation and amortization of
       $13,159,000 and $12,014,000, respectively    12,275,000      9,953,000
     Other assets, net                                 360,000        315,000
                                                    ----------     ----------
                                                   $29,829,000    $26,510,000
                                                    ==========     ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
       Current portion of long-term debt           $   821,000    $   385,000
       Accounts payable                              1,108,000        858,000
       Accrued expenses                              1,883,000      1,883,000
       Income taxes payable                            388,000        551,000
                                                    ----------     ----------
            Total current liabilities                4,200,000      3,677,000
                                                    ----------     ----------
     Long-term debt                                  4,709,000      3,048,000
                                                    ----------     ----------
     Deferred income taxes                             811,000        811,000
                                                    ----------     ----------
     Stockholders' Equity:
       Common stock---par value $.01; authorized
         20,000,000 shares; issued 4,065,211
         shares for both periods                        41,000         41,000
       Capital in excess of par value                6,315,000      6,315,000
       Retained earnings                            14,484,000     13,308,000
                                                    ----------     ----------
                                                    20,840,000     19,664,000
     Unrealized loss on marketable securities         (172,000)         --
     Less--Treasury stock, at cost (192,318 and
           164,118 shares, respectively)               557,000        458,000
           Deferred compensation                         8,000        158,000
     Foreign currency translation adjustment             6,000         74,000
                                                    ----------     ----------
            Total stockholders' equity              20,109,000     18,974,000
                                                    ----------     ----------
                                                   $29,829,000    $26,510,000
                                                    ==========     ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS


                                          FOR THE QUARTER ENDED  FOR THE NINE MONTHS ENDED
                                               MARCH 31,                 MARCH 31,
                                              (unaudited)               (unaudited)
                                            1995        1994          1995        1994
                                          ---------  ----------   ----------  ------------
Net sales                                $7,781,000  $5,709,000  $20,782,000  $16,440,000

Cost of goods sold                        4,681,000   3,482,000   13,205,000   10,393,000
                                          ---------  ----------   ----------  -----------
  Gross profit                            3,100,000   2,227,000    7,577,000    6,047,000

Selling, general &
  administrative expenses                 1,762,000   1,480,000    4,922,000    4,139,000
Research & development expenses             392,000     288,000    1,033,000      910,000
                                          ---------  ----------   ----------  -----------
  Total expenses                          2,154,000   1,768,000    5,955,000    5,049,000
                                          ---------  ----------   ----------  -----------
  Income from operations                    946,000     459,000    1,622,000      998,000
                                          ---------  ----------   ----------  -----------
Other expense (income)
  Interest expense                          106,000      83,000      275,000      236,000
  Interest income                           (41,000)    (67,000)    (136,000)    (278,000)
  Other                                       4,000     162,000       60,000       75,000
                                          ---------  ----------   ----------  -----------
                                             69,000     178,000      199,000       33,000
                                          ---------  ----------   ----------  -----------
Income before income taxes & cumulative
  effect of accounting change               877,000     281,000    1,423,000      965,000
Provision for income taxes                  222,000      92,000      399,000      313,000
                                          ---------  ----------   ----------  -----------
  Net income before cumulative effect
    of change in accounting              $  655,000  $  189,000  $ 1,024,000    $ 652,000
                                          =========  ==========   ==========  ===========
Cumulative effect of change in accounting
  for certain investments in debt and
  equity securities, net of tax effect   $     --    $     --    $   152,000    $     --
                                          =========  ==========   ==========  ===========

Net income                               $  655,000  $  189,000  $ 1,176,000   $  652,000
                                          =========  ==========   ==========  ===========
Net income per common & common equivalent
  shares outstanding before cumulative
  effect of change in accounting         $      .17  $      .05  $       .26   $      .17
                                          =========  ==========   ==========  ===========
Net income per common & common
  equivalent shares outstanding          $      .17  $      .05  $       .30   $      .17
                                          =========  ==========   ==========  ===========
Weighted average common & common
  equivalent shares outstanding           3,876,000   3,880,000    3,879,000    3,896,000
                                          =========  ==========   ==========  ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE NINE MONTHS ENDED
                                                                   MARCH 31,
                                                                  (unaudited)
                                                          --------------------------
                                                              1995          1994
                                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $1,176,000    $   652,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Unrealized gain on marketable securities              (224,000)         --
      Depreciation and amortization                        1,173,000      1,038,000
      Stock award compensation expense                       150,000         49,000
      Accounts receivable, net                              (856,000)      (513,000)
      Inventories                                           (354,000)       (88,000)
      Other assets                                          (191,000)      (225,000)
      Accounts payable and accrued expenses                  260,000        508,000
      Current and deferred income taxes                     (168,000)       (86,000)
      Gain on sale of fixed assets                            (5,000)         --
                                                           ---------      ---------
  Net cash provided by operating activities                  961,000      1,335,000
                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (3,631,000)    (1,489,000)
  Purchase of marketable securities                       (1,224,000)    (6,117,000)
  Proceeds from sale of marketable securities              1,786,000      6,078,000
  Purchase of Miltech Corp.                                    --          (339,000)
                                                             ---------      ---------
  Net cash used in investing activities                   (3,069,000)    (1,867,000)
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             (1,818,000)      (167,000)
  Payments to acquire treasury stock                         (98,000)      (207,000)
  Proceeds from issuance of debt                           3,914,000          9,000
                                                           ---------      ---------
  Net cash provided by (used in) financing activties       1,998,000       (365,000)
                                                           ---------      ---------

  Effect of exchange rate changes on cash                     31,000         (6,000)

  Net (decrease) in cash and cash equivalents                (79,000)      (903,000)

CASH AND CASH EQUIVALENTS, beginning of period             1,865,000      2,276,000
                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                  $1,786,000     $1,373,000
                                                           =========      =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     (1)   PRINCIPLES OF CONSOLIDATION:

           The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended March 31, 1995 and 1994. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's annual report to stockholders for the year ended June 30, 1994. Results for the nine months ended March 31, 1995 are not necessarily indicative of results which could be expected for the entire year.


     (2)   MARKETABLE SECURITIES:

           Investments at March 31, 1995 and 1994 consist of U.S. Treasury obligations, mutual funds and corporate debt and equity securities. The Registrant adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") as of July 1, 1994. Under SFAS No. 115, the Registrant classifies its debt and marketable equity securities as available-for-sale securities that are principally being held for an unspecified period of time. As such, the Registrant may consider selling them to meet liquidity needs or as part of the Registrant's risk management program.

           Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



     (3)   INVENTORIES:

           Inventories included in the accompanying consolidated financial statements consist of the following:


                                         Mar. 31,      June 30,
                                           1995          1994
                                         ---------     ---------

            Raw materials               $1,226,000    $  893,000
            Work in process              2,983,000     2,583,000
            Finished goods               2,455,000     2,841,000
                                         ---------     ---------
                                        $6,664,000    $6,317,000
                                         =========     =========


           Interim inventories were determined by the gross profit method (which is intended to approximate a first-in, first-out method) pursuant to which estimated gross profit percentages are applied to net sales.


     (4)   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

           Net income per common and common equivalent share has been computed based upon the weighted average number of shares outstanding. Recognition has been given to the assumed exercise, as of the beginning of each period or date of issuance if later, of outstanding options except when their effect would be antidilutive.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended March 31, 1995
  Compared with March 31, 1994

        Net sales for the three months ended March 31, 1995 increased 36% to $7,781,000 as compared with net sales of $5,709,000 for the comparable quarter in the prior fiscal year. Product demand continued strong in all of the Registrant's primary sales categories, including commercial products, hi-rel sales, and foreign sales (including overseas shipments by the Registrant's United Kingdom subsidiary). Orders for the Registrant's products continued to outpace shipments. The backlog of unfilled orders was $7,568,000 at March 31, 1995 as compared with $4,976,000 at March 31, 1994 and $4,676,000 at June
30, 1994. The Registrant anticipates that the current backlog will result in a continuation of the recently strong sales trend in the near future.

        Gross margin for the three months ended March 31, 1995 was 39.8% of net sales as compared to 39.0% of net sales for the comparable quarter in the
prior fiscal year.   Increased production and greater operational efficiencies
were almost entirely offset by lower selling prices for the Registrant's principal products, as a result of competitive factors. The markets for the Registrant's products are intensely competitive, particularly with respect to commercial applications, including communications technology. The Registrant anticipates that this trend of lower prices and higher production volume will continue at least into the near future.

        Total operating expenses increased 22% to $2,154,000 as compared to $1,768,000 in the comparable quarter in the prior fiscal year. The increase in operating expenses resulted primarily from increased selling costs, particularly higher direct selling expenses which resulted from the higher level of sales. These included higher representatives' and salesmen's commissions and higher salaries, which were partially offset by lower expenditures for advertising and promotional related activities in the current three month period.

        Net interest expense of $65,000 was recorded in the current quarter as compared to net interest expense of $16,000 in the comparable quarter in the prior fiscal year. The higher net interest expense in the current quarter was the result of lower average cash and investment balances, investments bearing lower rates of interest and interest expense incurred in association with certain borrowings to finance capital equipment additions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources". Other expense was $4,000 in the current quarter as compared to other expense of $162,000 in the comparable quarter in the prior fiscal year, when the Registrant recorded realized and unrealized losses on short-term investments.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operations, continued

        As a result of the foregoing, the Registrant recorded net income of $655,000 for the quarter ended March 31, 1995 compared to net income of $189,000 for the comparable quarter in the prior fiscal year.

Nine Months Ended March 31, 1995
  Compared with March  31, 1994

        Net sales for the nine months ended March 31, 1995 increased 26% to $20,782,000 as compared with net sales of $16,440,000 for the comparable period in the prior fiscal year. The increase in net sales is attributable to higher sales in all primary categories, including sales of commercial products, hi-rel sales, and foreign sales.

        Gross margin for the nine months ended March 31, 1995 was 36.5% of net sales as compared to 36.8% for the comparable period in the prior fiscal year. Increased production levels and operating efficiencies were negated by lower average unit selling prices for commercial and hi-rel products.

        Total operating expenses increased 18% to $5,955,000 as compared to $5,049,000 in the comparable period in the prior fiscal year. The increase in operating expenses resulted primarily from increased selling costs, particularly higher direct selling expenses. These included higher representatives' and salesmen's commissions and higher salaries. The Registrant also incurred significantly higher expenditures for advertising and promotional related activities over the nine month period, particularly during the first six months.

        Net interest expense of $139,000 was recorded in the current period as compared to net interest income of $42,000 in the comparable period in the prior fiscal year. The interest expense in the current period, as compared to interest income in the comparable period of the prior year, was the result of lower average cash and investment balances, investments bearing lower rates of interest, and interest expense incurred in association with certain borrowings to finance capital equipment additions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources". Other expense was $60,000 in the current period as compared to other expense of $75,000 in the comparable period in the prior fiscal year. Other expense in both the current and prior year periods was the result of realized and unrealized net losses on marketable securities.

        Effective July 1, 1994, the Registrant adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), which requires that debt and certain equity securities that have readily determinable fair values be carried at fair value, unless classified as held to maturity. The adoption of SFAS No. 115 resulted in the reversal of $152,000, net of tax effect, in the statement of earnings as the cumulative effect of a change in accounting principle.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operations, continued


        As a result of the foregoing, the Registrant recorded net income of $1,176,000 for the nine months ended March 31, 1995 compared to net income of $652,000 for the comparable period in the prior fiscal year.


Liquidity and Capital Resources


        The Registrant's financial position at March 31, 1995 is sound as evidenced by working capital of $12,994,000 and stockholders' equity of $20,109,000. The Registrant's current ratio at March 31, 1995 was 4.1:1 as compared to a current ratio of 4.4:1 at June 30, 1994. The Registrant's quick ratio at March 31, 1995 was 2.2:1 as compared to a quick ratio of 2.5:1 at June 30, 1994.

        Cash and marketable securities decreased by $589,000 to $4,881,000 at March 31, 1995 as compared to $5,470,000 at June 30, 1994. The Registrant utilized cash on hand, proceeds from the sale of investments and borrowings from financial institutions, as further described in the following paragraphs, to purchase capital equipment during the first nine months of fiscal year 1995. Accounts receivable increased by $848,000 from June 30, 1994 to $4,414,000 at March 31, 1995. Inventories increased by $347,000 from June 30, 1994 to $6,664,000 at March 31, 1995. Accounts payable and accrued expenses increased by $250,000 from June 30, 1994 to $2,991,000 at March 31, 1995. The higher levels of accounts receivable, accounts payable and inventory reflect the higher level of business activity during the nine month period ended March 31,1995 as compared to the comparable period of the prior fiscal year. Income taxes paid in the nine month period ended March 31, 1995 were $556,000.

        Capital expenditures for the nine months ended March 31, 1995 totaled $3,631,000 of which $2,448,000 was for machinery and equipment. By comparison, capital expenditures for the nine months ended March 1994, which included the acquisition of the net assets of Miltech Corp., were $1,828,000, or $1,803,000 lower than in the nine months ended March 31, 1995.

        On September 27, 1994, the Registrant entered into a term loan agreement with Barnett Bank of Jacksonville, N.A. ("Barnett Bank") pursuant to which the Registrant borrowed $1.9 million. The loan is unsecured, is subject to certain financial covenants and is payable over five years in equal monthly installments of principal plus accrued interest at Barnett Bank's prime rate. The Registrant used the majority of the proceeds of this loan to prepay the outstanding balance under a pre-existing mortgage note and the balance of the proceeds of approximately $350,000 to finance capital equipment expenditures.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources, continued

        On February 17, 1995, the Registrant entered into two separate loan agreements with European American Bank ("EAB Bank") pursuant to which the Registrant borrowed $2.0 million. Each loan is for $1 million, is secured by capital equipment, is subject to certain financial covenants and is payable over a five year period. The agreement representing the first such loan with EAB Bank provides for payment of 60 monthly installments of a fixed principal payment amount and interest accrued at a fixed rate of 6.85% per annum of the outstanding balance for the first two years and 8.85% per annum thereafter. The agreement representing the second such loan with EAB Bank provides for payment of 60 equal monthly installments of principal and interest accrued at a fixed rate of 8.85% per annum of the outstanding balance for the term of the loan.

        The Registrant announced a stock purchase program in June 1990 pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. As of March 31, 1995, the Registrant has expended approximately $692,000 to purchase an aggregate of 286,500 shares under this program.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                               OTHER INFORMATION




     Items 1. through 5.   Not Applicable


     Item 6.   Exhibits and Reports on Form 8-K

         (a)   EXHIBITS             -  None

         (b)   REPORTS ON FORM 8-K  -  No reports on Form 8-K were
                                       filed by the Registrant
                                       during the quarter ended
                                       March 31, 1995.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AMERICAN TECHNICAL CERAMICS CORP.
                                         (Registrant)


DATE:  April 27, 1995          By       /s/  VICTOR INSETTA
                                   -------------------------------
                                   Victor Insetta
                                   President
                                   (Chief Executive Officer)




DATE:  April 27, 1995          By       /s/  JAMES CONDON
                                   -------------------------------
                                   James Condon
                                   Controller
                                   (Principal Financial Officer)