Form 10KSB
period 1995-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1995-09-28
CIK 766430

FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(MARK ONE)
   (X)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                      OR

   ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     FOR THE TRANSITION PERIOD FROM _______________ TO __________________
                         COMMISSION FILE NUMBER 1-9125

                       AMERICAN TECHNICAL CERAMICS CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                           11-2113382
        (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

    17 STEPAR PLACE, HUNTINGTON STATION, NY             11746
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 516/547-5700
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF CLASS              NAME OF EXCHANGE ON WHICH REGISTERED
   COMMON STOCK, PAR VALUE $.01             AMERICAN STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES   X      NO
                                 -----     -----

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ].

         THE REGISTRANT'S NET SALES FOR THE FISCAL YEAR ENDED JUNE 30, 1995 WERE APPROXIMATELY $28,630,000.

         ON SEPTEMBER 20, 1995, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK (BASED UPON THE CLOSING SALES PRICE OF SUCH SHARES ON THE AMERICAN STOCK EXCHANGE ON SEPTEMBER 20, 1995) HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $18,325,000. (FOR PURPOSES OF THIS REPORT, ALL OFFICERS AND DIRECTORS HAVE BEEN CLASSIFIED AS AFFILIATES, WHICH CLASSIFICATION SHALL NOT BE CONSTRUED AS AN ADMISSION OF THE AFFILIATE STATUS OF ANY PERSON.)

         ON SEPTEMBER 20, 1995, THE REGISTRANT HAD OUTSTANDING 3,873,683 SHARES OF COMMON STOCK.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                            YES         NO  X
                                -----     -----

         DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON NOVEMBER 17, 1995 ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.

         EXHIBIT INDEX APPEARS ON PAGES 15-16.

                                                          PART 1

ITEM 1.   BUSINESS

         GENERAL

     The Registrant was incorporated in New York in 1966 as Phase Industries, Inc., and changed its name to American Technical Ceramics Corp. in June 1984. The Registrant was merged into a new Delaware corporation and recapitalized its Common Stock in April 1985. Unless the context indicates otherwise, references to the Registrant herein include American Technical Ceramics Corp., a Delaware corporation, its predecessor, American Technical Ceramics Corp., a New York corporation, and the subsidiaries of the Registrant, all of which are wholly-owned.

     The Registrant designs, develops, manufactures and markets RF/Microwave/Millimeter-Wave ceramic and porcelain capacitors and Thin Film products. Capacitors function within electronic circuits by storing and discharging precise amounts of electrical power. The Registrant believes that it is a leading manufacturer of multilayer capacitors ("MLCs") for ultra-high frequency ("UHF") and microwave applications. The Registrant's MLCs' selling prices typically range from $.30 to $10 or higher, whereas commodity-type MLC units typically have selling prices ranging from $.01 to $.25.

     During the fiscal year ended June 30, 1995, the Registrant experienced a significant increase in sales and profits for, among other reasons, the general increase in demand for technology and electronic products in the United States and abroad. The Registrant is responding to the increased demand for its products by expanding production capacities. During fiscal year 1994, the Registrant purchased a building for use as a manufacturing facility, which facility was placed in production in June 1995. See "Item 2. PROPERTIES" and "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

     Management believes the Registrant operates in only one industry segment-the electronic components industry.

         PRODUCTS

     The Registrant's MLCs are currently available in predominantly two physical sizes designated "A" (a .055 inch cube) and "B" (a .110 inch cube); in three types of dielectrics: low-loss porcelain (the 100 Series), zero temperature coefficient (the 700 Series) and high dielectric constant (the 200 Series); and in a variety of capacitance values. The 100 Series, the Registrant's basic product line, is the only product line that accounts for more than 15% of consolidated revenue, and is widely used in microwave equipment. This product line accounted for 56%, 58% and 61% of the Registrant's revenues in fiscal years 1995, 1994 and 1993, respectively. The 700 Series has a slightly higher dissipation factor than the 100 Series, but because of its lower temperature coefficient, is used in certain UHF/Microwave and lower frequency applications. The 200 Series has high packaging density, and is used in microcircuits where high capacitance value is needed in a small space.

     The Registrant's products are designed for critical performance applications, and are characterized by high reliability ("hi-rel"), low power dissipation and ruggedness. These products are used in military and commercial applications, including missiles, satellite broadcasting, high performance aircraft radar and navigation systems, electronic countermeasure jamming systems and a variety of other "smart weapons". For the fiscal years ended June 30, 1995 and June 30, 1994, the Registrant estimates that approximately 14% and 13% of sales, respectively, were hi-rel products to United States military and aerospace contractors; approximately 51% and 52% of sales, respectively, were to other domestic customers; and approximately 35% of sales for both fiscal years 1995 and 1994 were to foreign customers. See Note 10 of Notes to Consolidated Financial Statements.

     The Registrant's products can be broadly classified as either hi-rel or commercial, based upon the amount of testing involved. The Registrant produces its hi-rel MLCs to precise customer specifications, and subjects each hi-rel MLC to a battery of performance and environmental tests. Such performance tests measure capacitance, dissipation factor, insulation resistance and dielectric withstanding voltage. The environmental tests are either designated by customers or specified by the military and include temperature shock tests, humidity tests and tests of life expectancy at elevated voltage levels. The Registrant maintains a hi-rel testing facility in Huntington Station, New York.

     Hi-rel MLCs are principally utilized in military electronics applications such as missiles, satellites, high performance military aircraft radar and navigation systems, electronic counter-measure jamming devices and other "smart weapons". The Registrant's Microcap(R) , for example, a single layer ceramic capacitor, is currently utilized in satellite broadcasting, telemetry and missiles. This product was developed for very high frequency applications with low capacitance requirements, where very small size is important. The Microcap(R) may in the future be used in other applications such as direct satellite broadcasting and cellular communications. See "Item 1. BUSINESS -- PATENTS AND PROPRIETARY INFORMATION".

     The Registrant has also developed hi-rel MLC products which apply the Registrant's UHF/Microwave manufacturing technology to lower frequency digital applications. These products offer higher capacitance and reliability than other MLCs for similar applications through the use of more ceramic layers and smaller spacing between electrodes. These products have been used across a range of voltage and environmental conditions.

     Hi-rel MLCs for military electronics applications constitute a small part of the circuit cost and, because performance requirements are stringent and the cost of component failure high, customers are willing to specify higher performance that results in higher priced products. Typically, the Registrant's hi-rel MLCs are sold at higher prices than the Registrant's commercial-type MLCs.

     The Registrant also produces commercial MLCs to similar precise performance specifications as for hi-rel MLCs, and individually tests them for certain performance characteristics. However, the Registrant does not subject them to environmental tests. Commercial MLCs are utilized in applications which require high performance capacitors and where periodic maintenance is possible. These applications include aircraft radar, navigation devices and communication systems.

     The Registrant has historically pursued the high performance and high-priced MLC market. Mechanization of the Registrant's manufacturing processes, an ongoing development more greatly emphasized in recent years, permits the manufacture of lower cost MLCs for the medium-priced communications market, supplementing rather than supplanting present products.

     The Registrant recently diversified product offerings through its acquisition of thin film technologies from Miltech Corp. The additional product lines enable the Registrant to offer custom metalization and patterned substrates for a broad range of hybrid circuit requirements. Typical applications include, among others, microwave attenuators, filters, resistors, amplifiers and capacitors.

         MANUFACTURING

     The Registrant currently manufactures capacitors primarily at three New York facilities which aggregate approximately 54,000 square feet. The manufacturing process involves four primary stages. The first stage, called the "white room" stage, involves the casting, dicing, firing, and inspection of raw ceramic powder. In the second stage, called the "termination" stage, the chips are coated with silver. In the third stage, the parts are then customized to specific order requirements for commercial applications. This stage includes, but is not limited to, chip plating, soldering of leads, laser marking and chip packing. If the customer requirements necessitate a higher level of precision, the parts are put through a fourth stage, the "hi-rel" stage, where additional testing is performed. Throughout the entire process, the chips are tested electrically and inspected.

     Product development in the MLC industry tends to be evolutionary with the principal focus being on cost reduction. The historical pattern of industry price declines has largely prevented MLC producers, including the Registrant, from increasing prices, and has forced the Registrant and competitors to rely on advances in productivity and efficiency in order to improve profit margins. While the Registrant places great emphasis on cost reduction, the principal focus of its research efforts is on developing new products and improving its present product line. In this connection, it is continually seeking to improve its ceramic technology and reduce capacitor size and precious metal content. Frequent contacts between the Registrant's engineering personnel and its customers typically provide the Registrant with its new product concepts.

         RESEARCH AND DEVELOPMENT

     Expenditures for research and development were approximately $1,445,000, $1,238,000 and $1,047,000 in fiscal years 1995, 1994 and 1993, respectively, representing 5% of net sales for each of such years.

     The Registrant's facility in Jacksonville, Florida houses most of the Registrant's research and development activities. See "Item 2. PROPERTIES". The Registrant anticipates that research and development expenditures, expressed as a percentage of net sales, will continue at levels approximately comparable to that of the latest fiscal year.

         CUSTOMERS AND MARKETING

     The Registrant markets its products primarily to microwave systems manufacturers, including prime government contractors, original equipment manufacturers and subcontractors.

     In each of fiscal years 1995, 1994 and 1993, the Registrant shipped products to approximately 1,400 customers. The top ten customers combined accounted for approximately 22% of net sales in fiscal year 1995, and approximately 21% of net sales in fiscal years l994 and l993. No customer accounted for more than 10% of net sales in any of these periods. The Registrant does not typically sell its products under long-term contracts, but rather sells pursuant to a large number of individual purchase orders.

     Customers are invoiced simultaneously with merchandise shipments, and invoices are payable on a 30-day basis. Customers are given the option to remit payment beyond normal credit terms and incur a nominal financing charge. Sales returns are authorized and accepted by the Registrant as a normal course of doing business. An evaluation of the returned product is performed which typically results in either a credit or a shipment of replacement product to customers. The Registrant believes that it has provided an adequate reserve for returns in the accompanying financial statements.

     The Registrant sells its products through independent sales representative or distributor organizations. In general, the Registrant employs sales representatives in the United States, which are compensated on a commission basis, and distributors in foreign countries, which actually purchase products from the Registrant for resale. At June 30, 1995, the Registrant had approximately 16 sales representative organizations in the United States and approximately 18 distributors in foreign countries, principally Western Europe. The Registrant's sales representatives and distributors generally have substantial engineering expertise which enables the Registrant to provide a high level of service to assist customers in generating product specifications and to provide applications assistance. The Registrant employs three regional sales managers to supervise both its sales representative organizations in the United States and its distributors abroad. See "Item 1. BUSINESS -- FOREIGN SALES" and Note 10 of Notes to Consolidated Financial Statements.

     The Registrant is presently a qualified producer of capacitors with the Defense Logistics Agency of the United States Department of Defense. This qualified status covers several varieties and types of capacitors. Maintenance of its qualified producer status is critical in order for the Registrant to continue to sell its hi-rel military product line. The failure to continue to be listed as a qualified producer would have a materially adverse effect on the Registrant's business. To date, the Registrant has not encountered any difficulty in maintaining its status as a qualified producer.

         SALES BACKLOG

     The Registrant's sales backlog generally consists of a large quantity of small orders which are manufactured for shipment within approximately six months following the receipt of a firm purchase order. At June 30, 1995, the sales backlog was approximately $8,189,000 compared to sales backlogs of approximately $4,676,000 and $3,876,000 at the end of fiscal years 1994 and 1993, respectively.

         FOREIGN SALES

     In fiscal years 1995, 1994 and 1993, sales to customers located outside the United States constituted 36%, 35% and 37% of net sales, respectively. The Registrant's overseas customers are located primarily in Western Europe. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING". Export sales are made through the Registrant's foreign sales corporation subsidiary ("FSC"). All foreign sales are denominated in United States dollars. See Note 10 of Notes to Consolidated Financial Statements.

         RAW MATERIALS

     The principal raw materials used by the Registrant include silver, palladium, other precious metals and titanate powders which are used in ceramics. Precious metals are available from many sources, although palladium is generally available from a limited number of metal dealers who obtain their product requirements from the Republic of South Africa or the former Soviet Union. A cessation or a reduction of exports of palladium by the Republic of South Africa or the territory formerly referred to as the Soviet Union could materially adversely affect the Registrant's operations. The Registrant has not experienced any difficulty in obtaining any of the raw materials necessary for its manufacturing processes.

         COMPETITION

     Competition in the MLC industry is intense and is based primarily on price. In the hi-rel and UHF/Microwave market segment, where price tends to be less important, competition is based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Registrant believes it competes in the UHF/Microwave market with several other manufacturers, some of which are larger and have greater financial and technical resources than the Registrant.

     There are a number of large commodity-type MLC manufacturers which have attempted to develop products for the UHF/Microwave market segment. While the Registrant believes these efforts have not produced significant results to date, there can be no assurance that such efforts will not be successful in the future. In addition, while some of the Registrant's new product developments may break new ground in non-competitive industries, other developments may lead it into markets where there are existing competitors which may have significantly greater financial and technical resources and greater expertise in mass production techniques.

         EMPLOYEES

     At June 30, 1995, the Registrant employed 333 persons at its facilities in New York, of which 13 were employed on a part-time basis. The Registrant also employed 90 persons at its facility in Florida, of which two were employed on a part-time basis. There were six persons employed at its facility in the United Kingdom. See "Item 2. PROPERTIES". Of the 429 persons employed by the Registrant, 29 persons are involved in hi-rel testing activities, 31 in research and development activities, 314 in manufacturing and as support personnel and 55 in selling and general administration activities. None of the Registrant's employees are covered by collective bargaining agreements. The Registrant considers its relations with its employees to be satisfactory.

         ENVIRONMENTAL COMPLIANCE

     The Registrant believes that it is in material compliance with all applicable federal, state and local environmental laws. In the production of capacitors, the Registrant produces hazardous waste in limited quantities. The Registrant disposes of its hazardous waste through licensed carriers which are required to deposit such waste at licensed waste sites. The Registrant does not currently anticipate having to make material capital expenditures to remain in compliance with applicable federal, state and local environmental laws.

         PATENTS AND PROPRIETARY INFORMATION

     The Registrant's porcelain and ceramic formulations are considered trade secrets which are protected by internal nondisclosure safeguards and employee confidentiality agreements. Although the Registrant has manufacturing and design patents and pending patent applications, and although the Registrant will continue to seek the supplemental protection afforded by patents, the Registrant generally considers protection of its products, processes and materials to be more dependent upon proprietary knowledge and on rapid assimilation of innovations than on patent protection.

ITEM 2.  PROPERTIES

     The Registrant conducts its administrative, production and research and development activities in New York and Florida. The Registrant's primary production facilities are located at 10 Stepar Place, 15 Stepar Place and One Norden Lane, Huntington Station, New York; its principal executive office is located at 17 Stepar Place, Huntington Station, New York; and its principal research and development facility is located at 2201 Corporate Square Boulevard, Jacksonville, Florida. The following table details the facilities, sets forth its primary function, specifies the square footage occupied by the Registrant and indicates whether the facility is leased or owned.

                                        PRIMARY                          SQUARE FOOTAGE       TYPE OF
ADDRESS OF FACILITY                     FUNCTION                            OCCUPIED         OCCUPANCY
-------------------                     --------                            --------         ---------
One Norden Lane                         Production                            8,400          Owned
Huntington Station, N.Y.

10 Stepar Place                         Production                           10,900          Owned
Huntington Station, N.Y.

15 Stepar Place                         Production                           35,000          Leased from
Huntington Station, N.Y.                                                                     Principal Stockholder (1)

17 Stepar Place                         Corporate, sales,                    18,000          Owned
Huntington Station, N.Y.                administration

2201 Corporate Square Blvd.             Production, research                 41,300          Leased from
Jacksonville, Florida                   and development                                      Principal Stockholder (1)

Unit 5, Redkiln Way                     Sales and distribution                1,600          Owned
Sussex, England                         office


     In April l994, the Registrant purchased the facility at 10 Stepar Place for the purpose of its white room production. The Registrant began production in this facility in June 1995. The Registrant believes that with the addition of this new facility, it now has adequate capabilities to meet its manufacturing requirements.

     (1) See "Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant is not currently a party to any significant legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

         EXECUTIVE OFFICERS

     The executive officers of the Registrant are as follows:

     Victor Insetta, age 55, co-founded the Registrant in 1966 and has served as President and Chief Executive Officer and a Director since its organization.

     Kathleen M. Kelly, age 41, joined the Registrant as secretary to the President in 1974. Later she assumed the duties of Purchasing Manager until November 1989 when she was promoted to Corporate Secretary. On March 7, 1991, she assumed additional responsibilities and was promoted to Vice President - Administration.

     Richard Monsorno, age 43, joined the Registrant in 1983 as a Project Engineer. In early 1984, he assumed the duties of Manager of R&D Special Projects. In April 1989, he was promoted to Vice President of Product Development.

     Chester E. Spence, age 56, joined the Registrant in 1993 as Vice President of Marketing and Sales. Prior to his employment with the Registrant he served, from January 1988 to December 1990, as the Manager - Account Marketing - Latin America for International Business Machines Corp. ("IBM") and from January 1991 to August 1993 was a Consultant for IBM.

     The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the Registrant.

                                                          PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER MATTERS

         MARKET INFORMATION

     The Registrant's Common Stock has been traded on the American Stock Exchange ("AMEX") under the symbol "AMK" since May 15, 1986. The table below sets forth the quarterly high and low sales prices for the Common Stock on the AMEX for the fiscal years ended June 30, 1995 and June 30, 1994.


                                             FISCAL 1995                 FISCAL 1994
                                            --------------              ------------
Quarter Ended:                         High           Low            High           Low
--------------                       --------       -------        --------       -------
September ......................... $ 4 3/8          $3 1/8         $4            $2 5/8
December ..........................   4               3 1/4          5             3 7/16
March .............................   4 3/4           3 7/16         4 7/16        3 3/16
June ..............................   15 7/8          4 1/4          3 7/8         3 1/16

         NUMBER OF STOCKHOLDERS

     As of September 20, 1995, there were approximately 387 holders of record of the Registrant's Common Stock. The Registrant believes numerous shares are held of record by brokerage and other institutional firms for their customers.

         DIVIDENDS

     The Registrant has not paid dividends on its Common Stock during the past three fiscal years. It is the present policy of the Registrant's Board of Directors to retain earnings to finance the expansion of the Registrant's operations and not to pay cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Consolidated Financial Data for each of the five fiscal years ended June 30 has been derived from, and should be read in conjunction with, the Registrant's Consolidated Financial Statements.


                                                                              FISCAL YEARS ENDED JUNE 30,
                                                                              ---------------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                        ----------------------------------------
                                                         1995            1994            1993            1992            1991
                                                        -----            ----            ----            ----            ----
INCOME STATEMENT DATA
Net sales .........................................    $ 28,630        $ 23,111        $ 20,599        $ 19,359        $ 18,787
                                                       ========        ========        ========        ========        ========
Gross profit ......................................    $ 11,178        $  8,736        $  7,323        $  6,275        $  5,350
                                                       ========        ========        ========        ========        ========
Income (loss) from operations .....................    $  2,855        $  1,634        $  1,366        $    532        $ (1,133)
                                                       ========        ========        ========        ========        ========
Net income (loss) (1) .............................    $  1,880        $    997        $    991        $    394        $   (841)
                                                       ========        ========        ========        ========        ========
Net income (loss) per common
 and common equivalent share (1) ..................    $   0.48        $   0.26        $   0.25        $   0.10        $  (0.21)
                                                       ========        ========        ========        ========        ========
Cash dividends paid per common share ..............    $      -        $      -        $      -        $      -        $      -
                                                       ========        ========        ========        ========        ========

BALANCE SHEET DATA:
Property, plant and equipment, net ................    $ 13,379        $  9,953        $  8,821        $  9,130        $  9,703
                                                       ========        ========        ========        ========        ========
Total assets ......................................    $ 31,624        $ 26,510        $ 24,795        $ 23,871        $ 23,564
                                                       ========        ========        ========        ========        ========
Long-term debt, less current portion ..............    $  4,497        $  3,048        $  3,423        $  3,621        $  3,816
                                                       ========        ========        ========        ========        ========
Working capital ...................................    $ 12,979        $ 12,565        $ 13,446        $ 12,335        $ 11,608
                                                       ========        ========        ========        ========        ========

QUARTERLY FINANCIAL DATA:
(unaudited)         (In thousands, except  per share amounts)
                                                                   NET INCOME
QUARTER ENDED          NET SALES    GROSS PROFIT    NET INCOME     PER SHARE
-------------          ---------    ------------    ----------     ---------
Fiscal 1995
-----------
September ..........     $ 6,487       $ 2,157       $   395 (1)    $ 0.10 (1)
December ...........       6,515         2,320           126          0.03
March ..............       7,781         3,100           655          0.17
June ...............       7,847         3,601           704          0.18
                         -------       -------       -------        ------
   Total ...........     $28,630       $11,178       $ 1,880        $ 0.48
                         =======       =======       =======        ======

Fiscal 1994
-----------
September ..........     $ 5,337       $ 1,905       $   190        $ 0.05
December ...........       5,394         1,915           272          0.07
March ..............       5,709         2,227           189          0.05
June ...............       6,671         2,689           346          0.09
                         -------       -------       -------        ------
   Total ...........     $23,111       $ 8,736       $   997        $ 0.26
                         =======       =======       =======        ======

(1) Fiscal year 1995 includes a cumulative effect of a change in accounting for certain investments in debt and equity securities to adopt the provisions of Statement of Financial Accounting Standards No. 115, effective July 1, l994, amounting to $152,000, or $.03 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be reviewed in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 14 of this report. The Consolidated Financial Statements for the fiscal years ended June 30, 1995 and 1994 include the operations of the Registrant, American Technical Ceramics (Florida), Inc., ATC International Technical Ceramics, Inc., and Phase Components Ltd., each of which is a wholly-owned subsidiary of the Registrant.

        FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

     Net sales for the fiscal year ended June 30, 1995 were $28,630,000, an increase of 24% over the $23,111,000 recorded in fiscal year 1994. Domestic sales increased by 22% to $18,448,000 in fiscal year 1995 from $15,070,000 in fiscal year 1994. International sales increased by 27% to $10,182,000 in fiscal year 1995 from $8,041,000 in fiscal year 1994. Significantly higher unit shipment volumes more than offset a decrease in average unit selling prices for the majority of the Registrant's product lines. The increase in sales in the current fiscal year is the result of several positive sales trends. These included unparalleled demand for capacitors in commercial applications, including wireless technologies and satellite transmissions, as well as renewed demand for high-reliability or non-commercial products. The increased demand was apparent on a global scale as the Registrant's rate of sales growth accelerated both in the United States and in foreign markets. Demand for new products, particularly those developed by the Registrant's new thin film products division, also contributed to the sales growth. Management believes that these new products and continuing demand for its more established products should result in continued sales growth in the near future.

     Gross margins were 39.0% of net sales in fiscal year 1995 compared with 37.8% in fiscal year 1994. The increase in gross margins was attributable to lower per unit production costs as a result of higher factory utilization and greater economies of scale in fiscal year 1995 as compared to fiscal year 1994. Operating expenses totaled $8.3 million, or 29% of net sales, compared with $7.1 million, or 31% of net sales, in fiscal year 1994. Selling expenses increased by $692,000 to $4,151,000 in fiscal year 1995 as compared to $3,459,000 in fiscal year 1994. The increase in selling expenses in the current fiscal year, as compared to fiscal year 1994, was the result of higher variable selling expenses directly attributable to the higher level of net sales. These expenses primarily consisted of higher commissions paid to representative organizations and to the Registrant's sales executives and personnel. General and administrative expenses increased by $322,000 to $2,727,000 in fiscal year 1995, as compared to $2,405,000 in fiscal year 1994. This increase was the result of several factors, including a sales tax assessment by the state of Florida and higher bonuses earned by various executives on the basis of higher profits in the current fiscal year compared to fiscal year 1994.

     Expenditures for product research and development increased by $207,000 to $1,445,000 in fiscal year 1995 as compared to $1,238,000 in fiscal year 1994. The increase in research and development expenses was the result of higher salaries in the current fiscal year as compared to fiscal year 1994. The Registrant anticipates that research and development expenditures, expressed as a percentage of net sales, will continue at levels approximately comparable to that of the latest fiscal year.

     Net interest expense of $188,000 was recorded in fiscal year 1995 compared to net interest income of $91,000 in fiscal year 1994. Net interest expense in the current year, as compared to net interest income in fiscal year 1994, was due primarily to lower funds available for investment as a result of significantly higher expenditures for capital equipment and facilities renovation. Other expense was $199,000 in the current fiscal year as compared to $265,000 in fiscal year 1994. Other expense in the current fiscal year includes $191,000 of net realized losses on sales of investments. Other expense in fiscal year 1994 included unrealized losses on marketable securities of $224,000.

     The effective income tax rate for fiscal year 1995 was approximately 30% as compared to approximately 32% for fiscal year 1994. The slightly lower rate in fiscal year 1995 was primarily due to a higher tax benefit related to the Registrant's FSC.

     Effective July 1, 1994, the Registrant adopted the provisions of Statement of Financial Accounting Standards No.115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The adoption of SFAS No. 115 resulted in a cumulative effect of a change in accounting principle amounting to $152,000, net of income taxes.

     As a result of the foregoing, the Registrant reported net income of $1,880,000, or $.48 per share, for the fiscal year ended June 30, 1995 as compared with net income of $997,000, or $.26 per share, in the prior fiscal year.

        FISCAL YEAR 1994 COMPARED WITH FISCAL YEAR 1993

     Net sales for the fiscal year ended June 30, 1994 totaled $23,111,000, an increase of 12% over the $20,599,000 recorded in fiscal year 1993. Domestic sales increased by 15% to $15,070,000 in fiscal year 1994 from $13,088,000 in fiscal year 1993. International sales increased by 7% to $8,041,000 in fiscal year 1994 from $7,511,000 in fiscal year 1993. The increases in sales growth were primarily the result of stronger sales of commercial products, particularly to customers in the telecommunications and wireless communications industries. The Registrant's sales were also affected by general industrial trends toward capital spending and the modernization of capital equipment.

     Gross margins were 37.8% of net sales in fiscal year 1994 compared with 35.6% in fiscal year 1993. The improvement in gross margins was attributable to increased utilization of the Registrant's production facilities as a result of higher production and sales volumes. Increased efficiencies resulting from the increased production more than offset a marginal decline in average unit selling prices for many of the Registrant's product lines. Operating expenses totaled $7.1 million, or 31% of net sales, compared with $6.0 million, or 29% of net sales, in fiscal year 1993. Selling expenses increased by $608,000 to $3,459,000 in fiscal year 1994 as compared to $2,851,000 in fiscal year 1993, as a result of increased advertising and marketing expenditures incurred to promote the Registrant's existing products and several new products, including the Registrant's thin film product line. The Registrant historically has not relied extensively on advertising and promotion of its products. In fiscal year 1994, the Registrant implemented a revised marketing program designed to increase customer awareness of its existing products and to introduce its new products. The Registrant also incurred higher marketing salaries as a result of hiring a Vice President of Marketing and Sales. General and administrative expenses increased by $346,000 to $2,405,000 in fiscal year 1994, as compared to $2,059,000 in fiscal year 1993. This increase was a result of higher administrative salaries, higher executive and supervisors' bonuses, increased employee benefit costs and additional administrative costs associated with acquisition of the operations of Miltech Corp. See "Item 1. BUSINESS -- PRODUCTS".

     Expenditures for product research and development increased by $191,000 to $1,238,000 in fiscal year 1994 as compared to $1,047,000 in fiscal year 1993. This increase was primarily the result of higher salaries and additional personnel added in fiscal year 1994.

     Net interest income of $91,000 was recorded in fiscal year 1994 compared to net interest income of $10,000 in fiscal year 1993. The increase of net interest income in the fiscal year 1994 as compared to the fiscal year 1993 was due to the effect of higher income on investments, primarily as a result of higher average balances invested in mutual funds, as well as lower interest expense as a result of lower outstanding debt balances. Other expense was $265,000 in the fiscal year 1994 as compared to other income of $57,000 in the fiscal year 1993. Other expense in fiscal year 1994 included $224,000 of unrealized losses on marketable securities. Other income in fiscal year 1993 included a net gain on the sale of marketable securities of $63,000.

     The effective income tax rate for fiscal year 1994 was approximately 32% as compared to approximately 31% for fiscal year 1993.

     The Registrant reported net income of $997,000, or $.26 per share, for the fiscal year ended June 30, 1994 as compared with net income of $991,000, or $.25 per share, in the prior fiscal year. The marginal increase in net income was the result of several factors as explained above. These included the positive effect of higher production levels on gross profit margins offset by higher selling, administrative and research and development expenses as well as the unrealized losses on marketable securities.

        LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's financial position at June 30, 1995 remains strong as evidenced by working capital of $12,979,000 as compared to working capital of $12,565,000 at June 30, 1994. The Registrant's current ratio at June 30, 1995 was 3.6:1 compared to 4.4:1 at June 30, 1994. The Registrant's quick ratio at June 30, 1995 was 2.1:1 compared to 2.7:1 at June 30, 1994.

     Cash and investments decreased to $5,221,000 at June 30, 1995 as compared to $5,470,000 at June 30, 1994. The decrease in cash and investments was primarily the result of significantly higher capital expenditures in the current fiscal year. Such expenditures included the renovation of a new production facility of approximately $1,010,000 and equipment purchases of approximately $4,044,000, compared to total capital expenditures of $2,720,000 in fiscal year 1994, including $339,000 to purchase the assets of Miltech Corp. Accounts receivable increased by $331,000 to $3,897,000 at June 30, l995 as compared to $3,566,000 at June 30, 1994, as a result of significantly higher shipments in the fourth quarter of the fiscal year ended June 30, 1995, as compared to the same period of the prior fiscal year. The Registrant's number of days sales outstanding in accounts receivable as of June 30, 1995 was slightly lower as compared with that of the prior fiscal year. Inventories increased by $1,388,000 to $7,705,000 at June 30, 1995 as compared to $6,317,000 at June 30, 1994. The increase in inventory was primarily the result of a higher sales backlog at June 30, 1995 as compared to June 30, 1994, resulting in higher work in process. The Registrant also increased raw materials and finished stock levels in an attempt to support the higher levels of sales and orders currently anticipated in fiscal year 1996. Management does not expect inventory requirements to have a further material effect on cash and investments. Accounts payable and accrued expenses increased by $978,000 to $3,719,000 as compared to $2,741,000 at June 30, 1994. This increase was due primarily to higher expenditures for inventory purchases and other manufacturing purposes. Accrued expenses also increased as a result of the accrual of an employee profit bonus pursuant to a profit bonus plan adopted during fiscal year 1995. At June 30, 1995, the Registrant had current income taxes payable of $447,000 relating to the fiscal year's pretax profits and taxes payable by the Registrant's United Kingdom subsidiary.

     In September 1994, the Registrant entered into a term loan agreement with Barnett Bank of Jacksonville, N.A. ("Barnett Bank") pursuant to which the Registrant borrowed $1.9 million. The loan is unsecured, is subject to certain financial covenants and is payable over five years in equal monthly installments of principal plus accrued interest at Barnett Bank's prime rate. The Registrant used the majority of the proceeds of this loan to prepay the outstanding balance under a pre-existing mortgage note. The balance of the proceeds of approximately $350,000 were used to finance capital equipment expenditures. See Note 4 of Notes to Consolidated Financial Statements.

     In February 1995, the Registrant entered into two separate loan agreements with European American Bank ("EAB") pursuant to which the Registrant borrowed $2.0 million. Each loan is for $1.0 million, is secured by capital equipment, is subject to certain financial covenants and is payable over a five year period. The agreement representing the first such loan with EAB provides for payment of 60 monthly installments of a fixed principal payment amount and interest accrued at a fixed rate of 6.85% per annum of the outstanding balance for the first two years and 8.85% per annum thereafter. The agreement representing the second such loan with EAB provides for payment of 60 equal monthly installments of principal and interest accrued at a fixed rate of 8.85% per annum of the outstanding balance for the term of the loan. See Note 4 of Notes to Consolidated Financial Statements.

     Under a lease agreement, dated October 1, 1980, the Registrant leases a manufacturing facility from a partnership controlled by the Registrant's President and principal stockholder. Under the lease, the Registrant is obligated to pay approximately $249,000 per annum. The payments due over the remaining sixteen years of this capital lease total approximately $3,460,000. See Note 4 of Notes to Consolidated Financial Statements and "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     The Registrant intends to use cash on hand as well as funds generated from operations to finance budgeted capital expenditures of approximately $2.0 million in fiscal year 1996.

     In June 1990, the Registrant announced a stock purchase program pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. Through June 30, 1995, the Registrant has expended approximately $741,000 to purchase an aggregate of 297,700 shares under this program.

        IMPACT OF NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), effective for fiscal years beginning after December 15, 1995, requires among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses should be based upon the fair value of the asset, and reported in the period in which the recognition criteria are first applied and met. Management of the Registrant believes that the implementation of SFAS No. 121 will not have a material impact on the Registrant's financial position or results of operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's Consolidated Financial Statements and the Notes thereto begin on page F-1 of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 17, 1995 is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Compensation of Officers and Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 17, 1995 is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and the information relating to beneficial ownership of the Registrant's Common Stock in the table under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 17, 1995 is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 17, 1995 is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS
     --------------------
                                                                  PAGE NO.
                                                                  --------
     Independent Auditors' Report.................................. F-1
     Consolidated Financial Statements
           Balance Sheets as of June 30, 1995 and 1994............. F-2
           Statements of Earnings for the
                Years Ended June 30, 1995, 1994 and 1993........... F-3
           Statements of Stockholders' Equity
                for the Years Ended June 30, 1995, 1994 and 1993... F-4 Statements of Cash Flows for the
                Years Ended June 30, 1995, 1994 and 1993........... F-5
     Notes to Consolidated Financial Statements....................F6 - F-15

(B)  REPORTS ON FORM 8-K
     -------------------
     The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

(C)  EXHIBITS
     --------
     Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) (the "Registration Statement") and are incorporated herein by reference to the same exhibit thereto:

EXHIBIT NO.       DESCRIPTION
-----------       -----------

  3(a)(i)     -   Certificate of Incorporation of the Registrant.
* 3(a)(ii)    -   Amendment to Certificate of Incorporation.
  3(b)(i)     -   By-laws of the Registrant
  9(a)(i)     -   Restated Shareholders' Agreement, dated April 15, 1985, among Victor Insetta, Joseph Mezey, Joseph Colandrea and the Registrant. Incorporated by reference to Exhibit 9(a)(iii) to the Registration Statement.
  10(b)(i)    -   Lease Agreement between Victor Insetta and the Registrant for premises at 15 Stepar Place,
                  Huntington Station, N.Y.
  10(b)(ii)   -   Amendment to Lease Agreement, dated May 8, 1984, but effective as of July 14, 1981, between
                  Victor Insetta, d/b/a Stepar Leasing Company, and the Registrant.
  10(b)(iii)  -   Amendment to Lease Agreement, dated June 15, 1987, but effective as of May 1, 1987, between
                  Victor Insetta, d/b/a Stepar Leasing Company, and the Registrant.  Incorporated by reference to
                  Exhibit 10 (b) (iii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June
                  30, 1987.
  10(b)(iv)   -   Amendment to Lease Agreement, dated February 9, 1989, between Victor Insetta, d/b/a  Stepar
                  Leasing Company, and the Registrant. Incorporated by reference to Exhibit 10 (b) (iv) to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K").
  10(c)(i)    -   1984 Employee Stock Sale Agreement between the Registrant and various employees. Incorporated by reference to
                  Exhibit 10 (e) (i) to the Registration Statement.
  10(c)(ii)   -   1985 Employee Stock Sale Agreement between the Registrant and various employees. Incorporated by reference to
                  Exhibit 10 (e) (ii) to the Registration Statement.


                                      15









EXHIBIT NO.       DESCRIPTION
-----------       -----------

  10(c)(iii)  -   Form of Employee Stock Bonus Agreement, dated as of July 1, 1993, between the Registrant  and various employees.  Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, l994 (the "1994 10-KSB").
  10(c)(iv)   -   Form of Employee Stock Bonus Agreement, dated as of April 19, 1994, between the Registrant and various employees.
                  Incorporated by reference to Exhibit 10(c)(iv) to the l994 10-KSB.
 *10(c)(v)    -   Form of Employee Stock Bonus Agreement, dated as of April 20, l995, between the Registrant and various employees.
  10(e)(ii)   -   Lease, effective as of October 1, 1980, between VPI Properties Associates, d/b/a VPI Properties
                  Associates, Ltd. and American Technical Ceramics (Florida), Inc. Incorporated  by reference to
                  Exhibit 10 (g) (ii) to the Registration Statement.
  10(e)(iii)  -   Amendment entered into on June 20, 1984 to Lease, effective as of October 1, 1980, between VPI Properties
                  Associates, d/b/a VPI Properties Associates, Ltd. and American Technical Ceramics (Florida), Inc. Incorporated by
                  reference to Exhibit 10 (g) (iii) to the Registration Statement.
  10(g)       -   Purchase Agreement, dated May 31, 1989, by and among Diane LaFond Insetta and/or  Victor D.
                  Insetta, as custodians for Danielle and Jonathan Insetta, and American Technical Ceramics Corp.,
                  and amendment thereto, dated July 31, 1989. Incorporated by reference  to Exhibit 10 (g) to the 1989
                  10-K.
  10(i)(i)    -   Incentive Stock Option Plan of the Registrant. Incorporated by reference to Exhibit 10 (j) (i) to the
                  Registration Statement.
  10(i)(iii)  -   Stock Appreciation Rights Plan of the Registrant. Incorporated by reference to Exhibit 10 (j) (iii) to the Registration Statement.
*10(i)(iv)    -   Profit Bonus Plan, dated April 19, l995, and effective for the fiscal years beginning July 1, l994.
 10(i)(v)     -   Employment Agreement, dated April 3, 1985, between Victor Insetta and the Registrant, as amended.
                  Incorporated by reference to Exhibit 10 (i) (vi) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (the "1993 10-K").
  10(l)       -   Mortgage Note, dated as of February 9, 1988, between the Registrant and European American Bank.
                  Incorporated by reference to Exhibit 10 (l) to the Registrant's Annual Report on Form 10-K for the
                  fiscal year ended June 30, 1988 (the "1988 10-K").
  10(n)       -   Consolidation, Modification and Spreader Agreement, dated as of February 9, 1988, between  the
                  Registrant and European American Bank. Incorporated by reference to Exhibit 10 (n)  to the 1988
                  10-K.
  10(o)       -   Consolidation, Modification and Spreader Agreement, dated as of April 13, 1988, between the
                  Registrant and European American Bank. Incorporated by reference to Exhibit 10 (o)  to the 1988
                  10-K.
  10(p)      -    Loan Agreement, dated September 27, 1994, between the Registrant and Barnett Bank of Jacksonville, N.A.
                  Incorporated by reference to Exhibit 10(p) to the 1994                  10-KSB.
 *10(q)       -   Secured Commercial Note, dated as of February 17, l995, between the Registrant and European
                  American Bank.
 *10(r)       -   Secured Commercial Note, dated as of February 17,  l995, between the Registrant and European
                  American Bank.
  21          -   Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 to the 1993 10-K.
 *23          -   Consent of KPMG Peat Marwick LLP.


----------------
*Filed herewith.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            AMERICAN TECHNICAL CERAMICS CORP.

                                                  BY: /S/ VICTOR INSETTA
                                                      ------------------
                                                         VICTOR INSETTA
                                                            President

Dated: September 26, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND ON THE DATES AND CAPACITIES INDICATED:

     NAME                                   TITLE                                       DATE
     ----                                   -----                                       ----

/S/ VICTOR INSETTA                                                              September 26, 1995
------------------                  President and Director
 Victor Insetta                     (Principal Executive Officer)

/S/ CHESTER E. SPENCE                                                           September 26, 1995
----------------------
 Chester E. Spence                  Director

/S/ JAMES CONDON                                                                September 26, 1995
-----------------                   Controller
 James Condon                       (Principal Financial Officer)

/S/ O. JULIAN GARRARD III
-------------------------
 O. Julian Garrard III              Director                                    September 26, 1995

/S/ STUART P. LITT
-------------------
 Stuart P. Litt                     Director                                    September 26, 1995

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Page Number Independent Auditors' Report........................... F-1

Consolidated Balance Sheets - June 30, 1995 and 1994............... F-2

Consolidated Statements of Earnings for the
 Years Ended June 30, 1995, 1994 and 1993.......................... F-3

Consolidated Statements of Stockholders' Equity
 for the Years Ended June 30, 1995, 1994 and 1993.................. F-4

Consolidated Statements of Cash Flows for the
 Years Ended June 30, 1995, 1994 and 1993.......................... F-5

Notes to Consolidated Financial Statements......................... F-6 - F-15




                                       F

KPMG Peat Marwick LLP
Certified Public Accountants



                         Independent Auditors' Report
                         ----------------------------

The Board of Directors and Stockholders
American Technical Ceramics Corp.:

We have audited the accompanying consolidated balance sheets of American Technical Ceramics Corp. and subsidiaries (the Company) as of June 30, l995 and l994 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, l995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical Ceramics Corp. and subsidiaries as of June 30, l995, and l994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, l995 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted a new method of accounting for certain investments in debt and equity securities in fiscal l995 and a new method of accounting for income taxes in fiscal l994.




                             KPMG PEAT MARWICK LLP

Jericho, New York
August 31, l995

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                        June 30, 1995       June 30, 1994
                                                                                        -------------       -------------
                    ASSETS

CURRENT ASSETS:
     Cash (including cash equivalents of approximately
           $1,054,000 and $1,205,000, respectively) .........................            $ 1,813,000          $ 1,865,000
     Investments ............................................................              3,408,000            3,605,000
     Accounts receivable, net ...............................................              3,897,000            3,566,000
     Inventories ............................................................              7,705,000            6,317,000
     Deferred income taxes ..................................................                738,000              639,000
     Other current assets ...................................................                399,000              250,000
                                                                                         -----------          -----------
         Total current assets ...............................................             17,960,000           16,242,000
                                                                                         -----------          -----------
PROPERTY, PLANT AND EQUIPMENT:

     Land ...................................................................                738,000              738,000
     Buildings and building under capital lease .............................              5,745,000            4,735,000
     Leasehold improvements .................................................              1,923,000            1,805,000
     Machinery and equipment ................................................             17,429,000           13,673,000
     Furniture, fixtures and other ..........................................              1,186,000            1,016,000
                                                                                         -----------          -----------
                                                                                          27,021,000           21,967,000
     Less: Accumulated depreciation .........................................             13,642,000           12,014,000
                                                                                         -----------          -----------
                                                                                          13,379,000            9,953,000
                                                                                         -----------          -----------

OTHER ASSETS ................................................................                285,000              315,000
                                                                                         -----------          -----------
                                                                                         $31,624,000          $26,510,000
                                                                                         ===========          ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt ......................................            $   815,000          $   385,000
     Accounts payable .......................................................              1,547,000              858,000
     Accrued expenses .......................................................              2,172,000            1,883,000
     Income taxes payable ...................................................                447,000              551,000
                                                                                         -----------          -----------
         Total current liabilities ..........................................              4,981,000            3,677,000
                                                                                         -----------          -----------

LONG-TERM DEBT ..............................................................              4,497,000            3,048,000

DEFERRED INCOME TAXES .......................................................              1,080,000              811,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Common stock- par value $.01;authorized 20,000,000 shares;
           issued 4,067,201 and 4,065,211 shares, respectively ..............                 41,000               41,000
     Capital in excess of par value .........................................              6,345,000            6,315,000
     Retained earnings ......................................................             15,188,000           13,308,000
                                                                                         -----------          -----------
                                                                                          21,574,000           19,664,000
    Unrealized gain on investments available-for-sale .......................                134,000                 --
    Less: Treasury stock (193,518 and 164,118 shares, respectively) .........                590,000              458,000
              Deferred compensation .........................................                 26,000              158,000
              Foreign currency translation adjustment .......................                 26,000               74,000
                                                                                         -----------          -----------
           Total stockholders' equity .......................................             21,066,000           18,974,000
                                                                                         -----------          -----------
                                                                                         $31,624,000          $26,510,000
                                                                                         ===========          ===========

See accompanying notes to consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                        For the Years Ended June 30,
                                                                                        ----------------------------
                                                                             1995                1994                 1993
                                                                             ----                ----                 ----

Net sales ..................................................            $ 28,630,000         $ 23,111,000          $ 20,599,000
Cost of goods sold .........................................              17,452,000           14,375,000            13,276,000
                                                                        ------------         ------------          ------------
   Gross profit ............................................              11,178,000            8,736,000             7,323,000
                                                                        ------------         ------------          ------------

Selling expenses ...........................................               4,151,000            3,459,000             2,851,000
General and administrative expenses ........................               2,727,000            2,405,000             2,059,000
Research and development expenses ..........................               1,445,000            1,238,000             1,047,000
                                                                        ------------         ------------          ------------
   Total expenses ..........................................               8,323,000            7,102,000             5,957,000
                                                                        ------------         ------------          ------------
   Income from operations ..................................               2,855,000            1,634,000             1,366,000
                                                                        ------------         ------------          ------------
Other (income)expense:
   Interest expense ........................................                 397,000              315,000               334,000
   Interest income .........................................                (209,000)            (406,000)             (344,000)
   Other ...................................................                 199,000              265,000               (57,000)
                                                                        ------------         ------------          ------------
                                                                             387,000              174,000               (67,000)
                                                                        ------------         ------------          ------------

   Income before provision for income taxes and
   cumulative effect of change in accounting method ........               2,468,000            1,460,000             1,433,000

Provision for income taxes .................................                 740,000              463,000               442,000
                                                                        ------------         ------------          ------------
   Income before cumulative effect
   of change in accounting method ..........................            $  1,728,000         $    997,000          $    991,000

Cumulative effect of change in method of
accounting for investments, net of income taxes ............                 152,000                 --                    --
                                                                        ------------         ------------          ------------

   Net income ..............................................            $  1,880,000         $    997,000          $    991,000
                                                                        ============         ============          ============
Income per common and common equivalent share,
before cumulative effect of change in accounting method ....            $       0.45         $       0.26          $       0.25

Cumulative effect of change in accounting method
per common and common equivalent share .....................            $       0.03                 --                    --
                                                                        ------------         ------------          ------------
Net income per common and common equivalent share ..........            $       0.48         $       0.26          $       0.25
                                                                        ============         ============          ============
Weighted average common and common
equivalent shares outstanding ..............................               3,877,000            3,900,000             3,911,000
                                                                        ============         ============          ============

See accompany notes to consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JUNE 30, 1995




                                                                                    Unrealized
                                                                                      Gain on                            Foreign
                                        Common Stock       Capital in               Investments                          Currency
                                     ---------------       Excess of    Retained     Available   Treasury   Deferred    Translation
                                     Shares      Amount    Par Value    Earnings     for Sale     Stock    Compensation  Adjustment
                                     ------      ------    ---------    --------     --------     -----    ------------  ----------

Balance at June 30, 1992 ........   4,065,211   $41,000   $6,216,000   $11,320,000   $   --     $(215,000)   $    --     $ 184,000

Purchase of
treasury stock ..................        --        --           --            --         --       (63,000)        --          --

Foreign currency
translation adjustment ..........        --        --           --            --         --          --           --      (308,000)

Net income ......................        --        --           --         991,000       --          --           --          --
                                    ---------   -------   ----------   -----------   --------   ---------    ---------    --------
Balance at June 30, 1993 ........   4,065,211   $41,000   $6,216,000   $12,311,000   $   --     $(278,000)   $    --     $(124,000)
                                    ---------   -------   ----------   -----------   --------   ---------    ---------    --------

Purchase of
treasury stock ..................        --        --           --            --         --      (329,000)        --          --

Deferred compensation ...........        --        --         99,000          --         --       149,000     (248,000)       --

Stock award
compensation expense ............        --        --           --            --         --          --         90,000        --

Foreign currency
translation adjustment ..........        --        --           --            --         --          --           --        50,000

Net income ......................        --        --           --         997,000       --          --           --          --
                                    ---------   -------   ----------   -----------   --------   ---------    ---------    --------
Balance at June 30, 1994 ........   4,065,211   $41,000   $6,315,000   $13,308,000   $   --     $(458,000)   $(158,000)   $(74,000)
                                    ---------   -------   ----------   -----------   --------   ---------    ---------    --------

Purchase of
treasury stock ..................        --        --           --            --         --      (148,000)        --          --

Deferred compensation ...........        --        --         19,000          --         --        16,000      (35,000)       --

Stock award
compensation expense ............        --        --           --            --         --          --        167,000        --

Exercise of stock options .......       1,990      --         11,000          --         --          --           --          --

Unrealized gain on
investments available-for-sale ..        --        --           --            --      134,000        --           --          --

Foreign currency
translation adjustment ..........        --        --           --            --         --          --           --        48,000

Net income ......................        --        --           --       1,880,000       --          --           --          --

                                    ---------   -------   ----------   -----------   --------   ---------    ---------    --------
Balance at June 30, 1995 ........   4,067,201   $41,000   $6,345,000   $15,188,000   $134,000   $(590,000)   $ (26,000)   $(26,000)
                                    ---------   -------   ----------   -----------   --------   ---------    ---------    --------





See accompanying notes to consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Years Ended June 30,
                                                                                         ----------------------------
                                                                                1995                1994                1993
                                                                                ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .......................................................       $ 1,880,000        $   997,000        $   991,000
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Unrealized loss on marketable securities .....................              --              224,000               --
        Provision for doubtful accounts receivable
           and sales returns .........................................            28,000             45,000               --
        Depreciation and amortization ................................         1,657,000          1,398,000          1,273,000
        (Gain) loss on disposal of fixed assets ......................            (5,000)            13,000               --
        Stock award compensation expense .............................           167,000             90,000               --
        Provision for deferred income taxes ..........................           110,000           (278,000)           (20,000)
        Cumulative effect of change in accounting method
           for investments, net of income taxes ......................          (152,000)              --                 --
        Realized loss (gain) on investments ..........................           191,000             (9,000)           (63,000)
    Changes in operating assets and liabilities:
        Accounts receivable, net .....................................          (344,000)          (776,000)            26,000
        Inventories ..................................................        (1,377,000)          (206,000)           298,000
        Other assets .................................................          (124,000)           (57,000)            66,000
        Accounts payable, accrued expenses and
           income taxes payable ......................................           795,000          1,165,000            187,000
        Other ........................................................              --                 --              (44,000)
                                                                             -----------        -----------        -----------
    Net cash provided by operating activities ........................         2,826,000          2,606,000          2,714,000
                                                                             -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures ........................................        (4,995,000)        (2,381,000)          (979,000)
         Purchase of investments .....................................        (3,941,000)        (6,890,000)        (3,572,000)
         Proceeds from sale of investments ...........................         4,366,000          7,120,000          2,432,000
         Purchase of Miltech Corp. ...................................              --             (339,000)              --
         Proceeds from sale of fixed assets ..........................            12,000               --                 --
                                                                             -----------        -----------        -----------
   Net cash used in investing activities .............................        (4,558,000)        (2,490,000)        (2,119,000)
                                                                             -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt .................................        (2,114,000)          (224,000)          (240,000)
         Proceeds from issuance of debt ..............................         3,910,000              8,000               --
         Payments to acquire treasury stock ..........................          (148,000)          (329,000)           (63,000)
         Proceeds from exercise of stock options .....................            11,000               --                 --
                                                                             -----------        -----------        -----------
   Net cash provided by (used in) financing activities ...............         1,659,000           (545,000)          (303,000)
                                                                             -----------        -----------        -----------

        Effect of exchange rate changes on cash ......................            21,000             18,000           (184,000)
                                                                             -----------        -----------        -----------
          Net (decrease) increase in cash and cash equivalents .......           (52,000)          (411,000)           108,000

CASH AND CASH EQUIVALENTS, beginning of year .........................         1,865,000          2,276,000          2,168,000
                                                                             -----------        -----------        -----------
CASH AND CASH EQUIVALENTS, end of year ...............................       $ 1,813,000        $ 1,865,000        $ 2,276,000
                                                                             ===========        ===========        ===========

See accompany notes to consolidated financial statements .............

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BUSINESS

     American Technical Ceramics Corp. and its wholly-owned subsidiaries ("the Company") is engaged in the design, development, manufacture and sale of ceramic multilayer capacitors for commercial and military purposes in the United States and for export. During fiscal years 1995, 1994 and 1993, there were no customers which accounted for 10 percent or more of consolidated revenues. In fiscal years ended June 30, 1995, 1994 and 1993, sales of approximately 14%, 13% and 17%, respectively, were to United States military and aerospace contractors. The Company operates in one industry, the manufacture of electronic components.

     In September 1993, the Company acquired substantially all of the assets and business of Miltech Corp., a manufacturer of metalized substrates and circuits for approximately $339,000 in cash. The Company accounted for the acquisition under the purchase method of accounting. The operations of Miltech Corp. are insignificant to those of the Company.

           BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of American Technical Ceramics Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation.

           REVENUE RECOGNITION

     Revenue is recognized as products are shipped.

           CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents, including money market accounts and certificates of deposit.

           INVESTMENTS

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") effective July 1, 1994. Under SFAS No. 115, the Company classifies its investments in debt and equity securities as available-for-sale. Accordingly, these investments are reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax. Classification of investments is determined at acquisition and reassessed at each reporting date. Realized gains and losses are included in the determination of net earnings at the time of sale and are derived using the specific identification method for determining cost of securities sold.

     Prior to fiscal year 1995, marketable securities were stated at the lower of aggregate cost or market.

           INVENTORIES

     Inventories are stated at the lower of aggregate cost (first-in, first-out) or market.

           PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided primarily using the straight-line method over the estimated useful lives of the related assets as follows:

           Buildings and building under capital lease.............                                            30 years
           Leasehold improvements.................................   The lesser of the remaining lease term or 5 years
           Machinery and equipment................................                                       3 to 10 years
           Furniture, fixtures and other..........................                                        3 to 8 years

           OTHER ASSETS

     Included in other assets as of June 30, 1995 and 1994 is approximately $67,000 and $88,000, respectively, of goodwill and $17,000 and $23,000, respectively, of other intangible assets related to the acquisition of Miltech Corp. These amounts are net of accumulated amortization of $36,000 and $15,000 for goodwill and $12,000 and $6,000 for the other intangibles as of June 30, 1995 and 1994, respectively. The Company amortizes goodwill over five years and other intangibles over approximately four years using the straight-line method. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible balance over its remaining life can be recovered through undiscounted future cash flows of the acquired business.

           INCOME TAXES

     Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109") and the cumulative effect of that change in the method of accounting for income taxes was immaterial. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company previously used the asset and liability method under Statement 96. Under the asset and liability method of Statement 96, deferred tax assets and liabilities were recognized for all events that had been recognized in the financial statements. Under Statement 96, the future tax consequences of the recovering assets or settling liabilities at their financial statement carrying amounts were considered in calculating deferred taxes. Generally, Statement 96 prohibited consideration of any other future events in calculating deferred taxes.

           FOREIGN CURRENCY TRANSLATION

     The Company translates the financial statements of its foreign subsidiary (located in England) by applying the current exchange rate as of the balance sheet date to the assets and liabilities of the subsidiary and a weighted average rate to such subsidiary's results of operations. The resulting translation adjustment of ($26,000) and ($74,000) as of June 30, 1995 and 1994, respectively, is recorded as a component of stockholders' equity.

           NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share has been computed based upon the weighted average number of common and common equivalent shares outstanding. Recognition has been given to the assumed exercise (as of the beginning of each period or date of issuance if later) of outstanding options and warrants, except when their effect would be antidilutive or immaterial.

NOTE  2.  INVESTMENTS

     As discussed in Note 1, the Company adopted the provisions of SFAS No. 115 effective July 1, 1994. The cumulative effect of this change in the method of accounting for certain investments in debt and equity securities, net of income taxes was $152,000, and has been reported in the Consolidated Statement of Earnings for fiscal year 1995.

     The following table presents the amortized cost, gross unrealized gains and losses and fair value of the investments available-for-sale as of June 30, 1995:

                                              GROSS      GROSS
                               AMORTIZED    UNREALIZED  UNREALIZED
                                 COST         GAINS      LOSSES     FAIR VALUE
                                 ----         -----      ------     ----------
Mutual funds ............... $  566,000   $   31,000   $    8,000   $  589,000
Equity securities ..........    955,000      135,000        2,000    1,088,000
U.S. Government
   obligations .............  1,332,000       37,000            -    1,369,000
Certificates of deposit ....    360,000        2,000            -      362,000
                             ----------   ----------   ----------   ----------
                             $3,213,000   $  205,000   $   10,000   $3,408,000
                             ==========   ==========   ==========   ==========


     At June 30, 1994, marketable securities were comprised principally of mutual funds and equity securities. Marketable securities were carried at cost, net of an allowance of $224,000, included as a component of other expense for fiscal year 1994, to reduce such amounts to aggregate market value.

     Gross realized gains of approximately $23,000, $135,000 and $95,000, respectively, and gross realized losses of approximately $214,000, $126,000 and $32,000, respectively, are included in other income for fiscal years 1995, 1994 and 1993, respectively.


NOTE  3.  INVENTORIES

     Inventories consist of the following:


                                           JUNE 30, 1995        JUNE 30, 1994
                                             ----------           ----------
Raw materials ........................       $1,296,000           $  893,000
Work in process ......................        3,316,000            2,583,000
Finished goods .......................        3,093,000            2,841,000
                                              ---------            ---------
                                             $7,705,000           $6,317,000
                                             ==========           ==========

                            NOTE 4. LONG-TERM DEBT

     Long-term debt as of June 30, 1995 and 1994 consists of the following:


                                              JUNE 30, 1995    JUNE 30, 1994
                                              -------------    -------------
Notes payable to banks ...................     $3,490,000      $         -
Mortgage note payable ....................              -        1,571,000
Obligations under capital leases .........      1,802,000        1,852,000
Other notes payable ......................         20,000           10,000
                                               ----------      -----------
                                                5,312,000        3,433,000
Less: Current Portion ....................        815,000          385,000
                                               ----------      -----------
Long-term debt ...........................     $4,497,000       $3,048,000
                                               ==========       ==========

     Interest payments during fiscal years 1995, 1994 and 1993 approximated interest expense for those years.

           NOTES  PAYABLE TO BANKS

     Notes payable to banks at June 30, l995 consists of:

         (i) an unsecured $1.9 million term loan with a remaining balance of $1,615,000 payable in equal monthly installments of principal of approximately $32,000 through September l999, plus accrued interest at the bank's prime rate (9% at June 30, l995). The loan is subject to certain financial covenants which require, among other things, a minimum level of tangible net worth; and

         (ii) two term loans, aggregating $1,875,000, secured by capital equipment with an approximate net book value of $1,900,000 at June 30, l995. The remaining balance of the first loan of $933,000, is payable in equal monthly principal installments of approximately $17,000 through February 2000, and bears interest at a fixed rate of 6.85% through February l997 and 8.85% thereafter. The remaining balance of the second loan of $942,000 bears interest at a fixed rate of 8.85% and is payable in equal monthly installments of approximately $21,000, including interest, through February 2000. Both loans are subject to certain financial covenants which require, among other things, the maintenance of certain financial ratios.

     The mortgage note payable at June 30, 1994 was repayable in equal monthly installments of principal of approximately $10,000 through February 1995, with the remaining outstanding principal balance due on March 1, l995. Interest was payable monthly at the bank's prime rate (7 1/4% at June 30, 1994) plus 1/2% . This note was satisfied in September l994 from the proceeds of the $1.9 million term loan discussed above.

           MATURITY SCHEDULE  (without leases)

     The following table presents aggregate annual maturities of long-term debt due after fiscal year 1995 excluding the obligations under capital leases:


               1996                   $  752,000
               1997                      785,000
               1998                      784,000
               1999                      803,000
               2000                      386,000
                                      ----------
                                      $3,510,000
                                      ==========

           OBLIGATIONS UNDER CAPITAL LEASES

     Under a lease agreement dated October 1, 1980, as amended, the Company leases a manufacturing facility in Jacksonville, Florida from a partnership controlled by the Company's President and Chief Executive Officer and principal stockholder. This lease agreement gives the Company substantially all of the benefits and obligations of ownership, and is therefore treated as a capital lease.

     The leased facility had an original cost of approximately $1,973,000 and has a net book value of approximately $1,067,000 at June 30, 1995. The lease is for a period of 30 years and was capitalized using an interest rate of 10.5%. Monthly payments (including interest) are approximately $19,000 before rental adjustments. The lease agreement provides for a rental adjustment upward (but not downward) based upon the ratio of the Consumer Price Index between October 1988 and October 1995.

     During 1990, the Company leased computer equipment with annual payments of approximately $85,000 (including interest) for a term of five years. The leased equipment had an original cost of approximately $301,000 and was fully depreciated at June 30, 1995. The lease was capitalized using an interest rate of 14%.

     In October l994, the Company renewed the computer equipment lease discussed above to upgrade existing equipment as well as obtain additional equipment. The new equipment has an original cost of $83,000 and a net book value of $71,000 at June 30, l995. The lease is for a period of five years and was capitalized using an interest rate of 10%. Annual payments, including interest, are approximately $21,000.

     The following sets forth the future minimum lease payments (excluding rental adjustments) under these capital leases by fiscal year and the present value of the minimum lease payments as of June 30, 1995:


                1996                                           $  249,000
                1997                                              249,000
                1998                                              249,000
                1999                                              249,000
                2000                                              233,000
                2001 and thereafter                             2,321,000
                                                               ----------
                Total minimum lease payments                    3,550,000
                Less: Amount representing interest              1,748,000
                                                               ----------
                Present value at June 30, 1995                  1,802,000
                Less: Current portion                              63,000
                                                               ----------
                                                               $1,739,000
                                                               ==========

NOTE 5.   INCOME TAXES

     The provision for income taxes consisted of the following:

                                 FOR THE FISCAL YEARS ENDED JUNE 30,
                                 -----------------------------------
                               1995              1994              1993
                               ----              ----              ----
CURRENT:
    Federal .............    $447,000         $ 578,000          $ 370,000
    State ...............      50,000            75,000             50,000
    Foreign .............     133,000            88,000             42,000
                             --------         ---------          ---------
                              630,000           741,000            462,000
                             ========         =========          =========
DEFERRED:
    Federal .............     110,000          (278,000)           (20,000)
                             --------         ---------          ---------
    Total ...............    $740,000         $ 463,000          $ 442,000
                             ========         =========          =========

     The following table reconciles the Federal statutory rate to the Company's effective rate:


                                            FOR THE FISCAL YEARS ENDED JUNE 30,
                                                    1995       1994       1993
                                                  ------     ------     ------

Tax provision computed at statutory rate .........   34.0%     34.0%     34.0%
State tax, net of Federal tax effect .............    3.4       3.0       2.3
FSC benefit ......................................   (2.7)     (0.9)     (1.8)
Tax credits and other ............................   (4.7)     (4.4)     (3.7)
                                                     ----      ----      ----
                                                     30.0%     31.7%     30.8%
                                                     ====      ====      ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1995 and 1994 are presented below.

                                                        1995          1994
                                                        ----          ----
Deferred tax assets:
   Allowance for doubtful accounts receivable and
       sales returns ............................   $   108,000      $  92,000
   Inventories, principally due to additional costs
      inventoried for tax purposes pursuant to the
      Tax Reform Act of 1986 ....................       303,000        290,000
   Compensated absences accrued for financial
      reporting purposes ........................       200,000        146,000
    Other .......................................       127,000        111,000
                                                     ----------      ---------
      Total deferred tax assets .................       738,000        639,000
                                                     ==========      =========

Deferred tax liabilities:
   Plant and equipment, principally due to
      differences in depreciation and capitalized
       interest .................................    (1,020,000)      (811,000)
     Unrealized appreciation on investments
      available-for-sale ........................       (60,000)             -
                                                    -----------      ---------
        Total deferred tax liabilities ..........    (1,080,000)      (811,000)
                                                    ===========      =========
      Net deferred tax liability ................   $  (342,000)     $(172,000)
                                                    ===========      =========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods which the deferred tax assets are deductible, and reversals of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences. Income taxes paid were approximately $696,000, $353,000 and $352,000 for fiscal years 1995, 1994 and 1993, respectively.

     The significant components of deferred income tax expense for the year ended June 30, 1993 were as follows:


       Plant and equipment, principally due to differences in
         depreciation and capitalized interest ..............   $(93,000)
       Inventories, principally due to additional costs
         inventoried for tax purposes pursuant to the Tax
         Reform Act of 1986 .................................     57,000
       Other ................................................     16,000
                                                                --------
                                                                $(20,000)
                                                                ========


NOTE  6.  COMMON STOCK

     In April 1985, the Board of Directors adopted an Incentive Stock Option Plan, which provided for the granting of stock options to employees and officers to purchase not more that 100,000 shares of Common Stock. This plan terminated in April l995 and no further options may be granted thereunder. Options under this plan were granted at a price per share equal to the fair market value of the Common Stock on the date of grant. In addition, each option granted terminates ten years from the date of grant. Further, upon exercise of options under this plan, the recipient is required to enter into a Voting and Transfer Agreement which requires the optionee to vote for certain directors (as defined by the agreement) and in certain cases offer the Company and the principal stockholder the right of first and second refusal, respectively, to purchase any shares acquired under this plan.

     Information with respect to options is as follows:


                                            JUNE 30, 1995               JUNE 30, 1994             JUNE 30, 1993
                                            -------------               -------------             -------------
                                         AMOUNT       PRICE         AMOUNT         PRICE        AMOUNT     PRICE
                                         ------       -----         ------         -----        ------     -----
Outstanding and exercisable,
    beginning of  year .............      2,768       $5.50          2,768       $5.50           2,879     $5.50

Granted ............................          -           -              -           -               -         -
Exercised ..........................     (1,990)       5.50              -           -               -         -
Canceled ...........................          -           -              -           -            (111)     5.50
                                         -------                    ------                       ------

Outstanding and exercisable,
    end of year.....................        778       $5.50          2,768       $5.50           2,768     $5.50
                                         ======                      =====                       =====

     In June 1990, the Company announced that its Board of Directors had approved a stock purchase program, authorizing the purchase of up to $1,000,000 of the Company's Common Stock. Purchases can be made in the open market or in privately negotiated transactions. The program may be suspended from time to time or discontinued. As of June 30, 1995, the Company has expended approximately $741,000 to purchase an aggregate of 297,700 shares under this program.


NOTE  7.   DEFERRED COMPENSATION

     In fiscal years 1995 and 1994, the Board of Directors granted 10,000 and 100,000 restricted shares of the Company's Common Stock, respectively, to certain employees.

     The awards relate to services to be provided over the one year period from the dates of grant and, as a result, the stock award agreements provide that the Company has an option to repurchase the awarded shares for one cent per share if the recipient is not an employee, for any reason, any time within one year from the date of grant. The market value of the shares awarded in fiscal years 1995 and l994 of $35,000 and $248,000, respectively, was recorded as deferred compensation, and amortized to expense over the one year period the employees provide the related services. Compensation expense related to stock awards was $167,000 and $90,000 for fiscal years l995 and l994, respectively. Deferred compensation of $26,000 and $158,000 is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets as of June 30, 1995 and l994, respectively. As treasury shares have been utilized for all stock awards, treasury stock has been reduced for the cost of the shares on a specific identification basis.


NOTE  8.   COMMITMENTS

           OPERATING LEASES

     At June 30, 1995, the Company was obligated for future minimum rent payments of $327,000 under non-cancelable operating leases expiring in fiscal year l996.

     Substantially all future minimum rent payments are due to related parties controlled by the principal stockholder of the Company. Rent expense under related party operating leases was approximately $546,000, $485,000 and $573,000 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

     Rent expense to non-related parties was approximately $20,000, $57,000 and $76,000 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

           EMPLOYMENT AGREEMENTS

     In September 1992, the Company amended its President's employment agreement, effective October 1992, to provide for an increase in the annual base compensation to $234,000 as well as additional annual compensation equal to 5% of net income before such bonus and income taxes. In February 1993, the agreement was further amended to extend the President's term of employment as indicated above until March 1, 1995. This amendment further provides for automatic one year renewals of the employment agreement on March 1st of every year subsequent to March 1, 1995, in the absence of written notice to the contrary by either party at least 120 days prior to the March 1st renewal date. In addition, if there is a change in control of the Company or the President's employment is terminated by the Company before the expiration of the agreement other than for cause (as defined in the agreement), the President is entitled to the greater of (a) all compensation due under the remaining term of the agreement, or (b) a payment equal to three times his average annual compensation (including any incentives) over the last five years.

     In connection with the acquisition of Miltech Corp., the active principal became an employee of the Company. The Company entered into an employment agreement with the former principal of Miltech Corp., dated September 10, 1993, which expires on December 31, 1997. Pursuant to the agreement, the former principal is entitled to annual compensation in the amount of $75,000 and an annual bonus equal to the aggregate of $12,500 plus 1 1/2% of gross revenues received by the Company from operations of the metalized substrates business.


NOTE  9.   OTHER DATA

           ACCRUED EXPENSES

     Accrued expenses included in the accompanying consolidated financial statements consist of the following:



                                               JUNE 30, 1995   JUNE 30, 1994
                                               -------------   -------------
Accrued commissions .....................       $  993,000      $  503,000
Accrued payroll and related expenses ....        1,011,000       1,184,000
Other ...................................          168,000         196,000
                                                ----------      ----------
                                                $2,172,000      $1,883,000
                                                ==========      ==========


           VALUATION AND QUALIFYING ACCOUNTS

     Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:


                                              JUNE 30, 1995   JUNE 30, 1994
                                              -------------   -------------
Allowance for doubtful accounts receivable
 and sales returns ........................      $290,000       $270,000
Allowance for unrealized loss on marketable
 securities ...............................             -       $224,000


           EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

     Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This Plan covers all employees meeting certain eligibility requirements and allows participants to contribute an amount not to exceed 15% of annual compensation. For the fiscal years ended June 30, 1995, 1994 and 1993, the Company provided a matching contribution of $265,000, $225,000 and $212,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become full vested in the employer contributions after five years.

           PROFIT BONUS PLAN

     Effective commencing in fiscal year l995, the Company adopted a profit bonus plan for the benefit of eligible employees, as defined. The plan provides that for each fiscal year the Board of Directors, in its discretion, shall establish a bonus pool not to exceed 10% of pre-tax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. For fiscal year l995, the bonus pool equaled 10% of pre-tax income, and the Company recognized related compensation expense of $269,000.

NOTE  10.   FOREIGN OPERATIONS

     The Company markets and distributes a portion of its foreign sales through Phase Components Ltd., a wholly-owned subsidiary in the United Kingdom.

     The following table summarizes certain financial information covering the Company's operations in the U.S. and U.K. for fiscal years 1995, 1994 and 1993.


                               1995               1994              1993
                               ----               ----              ----
Net sales
    U.S ............         $26,264,000       $21,079,000      $18,846,000
    U.K ............           2,366,000         2,032,000        1,753,000
                             -----------       -----------      -----------
 Total .............         $28,630,000       $23,111,000      $20,599,000
                             ===========       ===========      ===========

Pretax income
    U.S ............         $ 2,142,000       $ 1,302,000      $ 1,321,000
    U.K ............             326,000           158,000          112,000
                             -----------       -----------      -----------
 Total .............         $ 2,468,000       $ 1,460,000      $ 1,433,000
                             ===========       ===========      ===========

Identifiable assets
    U.S ............         $29,394,000       $24,760,000      $23,289,000
    U.K ............           2,230,000         1,750,000        1,506,000
                             -----------       -----------      -----------
 Total .............         $31,624,000       $26,510,000      $24,795,000
                             ===========       ===========      ===========

     U.S. sales include $7,816,000, $6,009,000 and $5,758,000 for export in fiscal years 1995, 1994 and 1993, respectively. Export sales were primarily to customers in Europe, Canada and the Far East.

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   EXHIBITS

                                      TO

                            ANNUAL REPORT ON 10-KSB

                       AMERICAN TECHNICAL CERAMICS CORP.




                               TABLE OF CONTENTS


EXHIBIT NO.:               DESCRIPTION
------------               -----------

3(a)(ii)          -        Amendment to Certificate of Incorporation.

10(c)(v)          -        Form of Employee Stock Bonus Agreement, dated as of April 20, l995, between the
                           Registrant and various employees.

10(i)(iv)         -        Profit Bonus Plan, dated April 19, l995 and effective for the fiscal years beginning
                           July 1, l994.

10(q)             -        Secured Commercial Note, dated as of February 17, l995, between the Registrant and European American Bank.

10 (r)            -        Secured Commercial Note, dated as of February 17,  l995, between the Registrant and European American Bank.

23                -        Consent of KPMG Peat Marwick LLP.
