Form 10QSB
period 1995-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1995-11-13
CIK 766430

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.  20549

                                      FORM 10-QSB


(Mark One)         Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

    (X)          For the Quarterly Period Ended September 30, 1995

                                        or
                Transition Report Pursuant to Section 13 or 15(d)
    ( )               of the Securities Exchange Act of 1934
                For the transition period from ________ to _________

                        Commission File Number 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
         (Exact name of small business issuer as specified in its charter)


           Delaware                                  11-2113382
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


17 Stepar Place, Huntington Station, NY                  11746
(Address of principal executive officer)              (Zip Code)


Issuer's telephone number:                           516-547-5700

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

        Yes           X                   No
                    -----                           -----

As of November 2, 1995, the Issuer had outstanding 3,873,683 shares of Common Stock, par value $.01 per share.

Transition Small Business Disclosure Format

(Check One):             Yes                          No        X
                                -----                         -----







        AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES







        Table of Contents


Consolidated Balance
Sheets.......................................................    1


Consolidated Statements of
Earnings.....................................................    2


Consolidated Statements of Cash
Flows........................................................    3

Notes to Consolidated Financial
Statements...................................................    4


Management's Discussion and Analysis of Financial Condition and
Results of Operations........................................    6


Other Information..............................................  9


Signatures..................................................... 10












              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                        SEPTEMBER 30, 1995              June 30, 1995
                                                         ---------------                ---------------
                        ASSETS                              (unaudited)
CURRENT  ASSETS:
     Cash (including cash equivalents of approximately
           $1,558,000 and $1,054,000, respectively)           $2,085,000                   $1,813,000
     Investments                                               1,109,000                    3,408,000
     Accounts receivable, net                                  4,328,000                    3,897,000
     Inventories                                               8,338,000                    7,705,000
     Deferred income taxes                                       738,000                      738,000
     Other current assets                                        423,000                      399,000
                                                         ---------------                ---------------
         Total current assets                                 17,021,000                   17,960,000
                                                         ---------------                ---------------
Property, plant and equipment, net of
    depreciation and amortization of $14,086,000
    and $13,642,000, respectively                             14,004,000                   13,379,000
Other assets, net                                                337,000                      285,000
                                                          --------------                ---------------
                                                              31,362,000                   31,624,000
                                                          ==============                ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                           824,000                      815,000
     Accounts payable                                          1,328,000                    1,547,000
     Accrued expenses                                          1,821,000                    2,172,000
     Income taxes payable                                        547,000                      447,000
                                                         ---------------                ---------------
         Total current liabilities                             4,520,000                    4,981,000
                                                         ---------------                ---------------

LONG-TERM DEBT                                                 4,282,000                    4,497,000

DEFERRED INCOME TAXES                                          1,052,000                    1,080,000


STOCKHOLDERS' EQUITY:

Common stock- par value $.01;authorized 20,000,000 shares;
  issued 4,067,201 and 4,065,211 shares, respectively             41,000                       41,000
     Capital in excess of par value                            6,345,000                    6,345,000
     Retained earnings                                        15,694,000                   15,188,000
                                                         ---------------                -------------
                                                              22,080,000                   21,574,000
    Unrealized gain on investments available-for-sale             72,000                      134,000
    Less: Treasury stock (193,518 shares)                        590,000                      590,000
              Deferred compensation                               17,000                       26,000
              Foreign currency translation adjustment             37,000                       26,000
                                                         ---------------                ---------------
           Total stockholders' equity                         21,508,000                   21,066,000
                                                         ---------------                ---------------
                                                             $31,362,000                  $31,624,000
                                                          ==============                ===============

---------------
See accompanying notes to consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS

                                                                FOR THE QUARTER ENDED
                                                                    SEPTEMBER 30,
                                                             --------------------------
                                                                     (UNAUDITED)
                                                                  1995          1994
                                                             ------------  ------------
Net sales                                                      $7,855,000    $6,487,000
Cost of goods sold                                              5,218,000     4,329,000
                                                             ------------  ------------
 Gross profit                                                   2,637,000     2,158,000
                                                             ------------  ------------
Selling, General and administrative expenses                    1,637,000     1,463,000
Research and development expenses                                 362,000       281,000
                                                             ------------  ------------
 Total expenses                                                 1,999,000     1,744,000
                                                             ------------  ------------
 Income from operations                                           638,000       414,000
                                                             ------------  ------------
Other (income) expense:
 Interest expense                                                 117,000        91,000
 Interest income                                                  (78,000)      (41,000)
 Other                                                           (141,000)        6,000
                                                             ------------  ------------
                                                                 (102,000)       56,000
                                                             ------------  ------------
 Income before provision for income taxes and cumulative
 effect of change in accounting method                            740,000       358,000
Provision for income taxes                                        234,000       115,000
                                                             ------------  ------------
 Income before cumulative effect of change in accounting
 method                                                        $  506,000    $  243,000
Cumulative effect of change in method of accounting for
 investments, net of income taxes                                      --       152,000
                                                             ------------  ------------
Net income                                                     $  506,000    $  395,000
                                                             ============  ============
Income per common and common equivalent share, before
 cumulative effect of change in accounting method              $     0.13    $     0.06
Cumulative effect of change in accounting method per common
 and common equivalent share                                           --    $     0.04
                                                             ------------  ------------
Net income per common and common equivalent share              $     0.13    $     0.10
                                                             ============  ============
Weighted average common and common equivalent shares
 outstanding                                                    3,874,000     3,883,000
                                                             ============  ============

         See accompanying notes to consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                        ----------------------------
                                                                 (UNAUDITED)
                                                             1995           1994
                                                        -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $   506,000    $   395,000
 Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
  Unrealized gain on marketable securities                         --       (224,000)
  Depreciation and amortization                               445,000        390,000
  Stock award compensation expense                              9,000         50,000
  Gain on sale of investments                                (149,000)            --
 Changes in operating assets and liabilities:
  Accounts receivable, net                                   (434,000)       134,000
  Inventories                                                (636,000)      (128,000)
  Other assets                                                (75,000)       247,000
  Accounts payable, and accrued expenses                     (569,000)        35,000
  Income taxes payable                                        101,000       (244,000)
                                                        -------------  -------------
 Net cash (used in) provided by operating activities         (802,000)       655,000
                                                        -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (1,073,000)    (1,017,000)
  Purchase of investments                                          --       (271,000)
  Proceeds from sale of investments                         2,358,000             --
                                                        -------------  -------------
 Net cash provided by (used in) investing activities        1,285,000     (1,288,000)
                                                        -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                (206,000)    (1,602,000)
  Proceeds from issuance of debt                                   --      1,900,000
  Payments to acquire treasury stock                               --        (80,000)
                                                        -------------  -------------
 Net cash (used in) provided by financing activities         (206,000)       218,000
                                                        -------------  -------------
  Effect of exchange rate changes on cash                      (5,000)        12,000
                                                        -------------  -------------
   Net increase (decrease) in cash and cash
 equivalents                                                  272,000       (403,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,813,000      1,865,000
                                                        -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 2,085,000    $ 1,462,000
                                                        =============  =============

         See accompanying notes to consolidated financial statements.

                  AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


(1)     PRINCIPLES OF CONSOLIDATION:

        The accompanying unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations as of and for the three months ended September 30, 1995 and 1994. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's annual report to stockholders for the year ended June 30, 1995. Results for the three months ended September 30, 1995 are not necessarily indicative of results which could be expected for the entire year.

(2)     MARKETABLE SECURITIES:

        Investments at September 30, 1995 and 1994 consist of U.S. Treasury obligations, mutual funds and corporate debt and equity securities. The Registrant adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") effective July 1, 1994. Under SFAS No. 115, the Registrant classifies its debt and marketable equity securities as available-for-sale securities that are principally held for an unspecified period of time. As such, the Registrant may consider selling them to meet liquidity needs or as part of the Registrant's risk management program.

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


                  AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


(3)     INVENTORIES:

        Inventories included in the accompanying consolidated financial statements consist of the following:

                                                          Sept. 30,        June 30,
                                                            1995             1995
                                                        ------------     -------------
                Raw materials                            $1,688,000      $1,296,000
                Work-in-process                           3,479,000       3,316,000
                Finished goods                            3,171,000       3,093,000
                                                        --------------  --------------
                                                         $8,338,000      $7,705,000
                                                        ==============  ==============

        Interim inventories were determined by the gross profit method (which is intended to approximate a first-in, first-out method) pursuant to which estimated gross profit percentages are applied to net sales.


4)      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

        Net income per common and common equivalent share has been computed based upon the weighted average number of shares outstanding. Recognition has been given to the assumed exercise, as of the beginning of each period or date of issuance if later, of outstanding options except when their effect would be antidilutive or immaterial.



                  AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended September 30, 1995
    Compared with September 30, 1994

        Net sales for the three months ended September 30, 1995 increased 21% to $7,855,000 as compared to net sales of $6,487,000 for the comparable period in the prior fiscal year. This increase was primarily the result of significantly higher shipments of commercial (non-military) application capacitors. Commercial product sales increased 32%, or $1,026,000, to $4,214,000 from $3,188,000 in the three months ended September 30, 1994. Stronger demand for capacitors from industries as diverse as wireless communications, satellite broadcasting, and medical electronics contributed to the revenue growth. The backlog of unfilled orders was $7,890,000 at September 30, 1995 as compared to $4,647,000 at September 30, 1994 and $8,189,000 at June
30, 1995.

        Gross margin for the three months ended September 30, 1995 was 33.6% of net sales as compared to 33.3% for the comparable period in the prior fiscal year. The comparability of these gross margin percentages are the result of certain offsetting factors. Increased production levels and greater manufacturing efficiencies experienced during the three months ended September 30, 1995 were offset by start-up costs associated with a new chip fabrication facility which was placed into service during the period, and lower average unit selling prices during the period as compared to the three month period ended September 30, 1994.

        Total operating expenses for the three months ended September 30, 1995 increased 15% to $1,999,000 as compared to $1,744,000 in the comparable period in the prior fiscal year. The increase in operating expenses resulted primarily from increased variable selling costs due to higher net sales and higher salaries for general and administrative and research and development purposes.

        The Registrant recorded net interest expense of $39,000 in the current period as compared to net interest expense of $50,000 in the comparable period in the prior fiscal year. The decrease in net interest expense was primarily attributable to increases in interest income from higher average balances of investments and higher yielding securities, net of increased interest expense related to higher levels of indebtedness.


                  AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS, continued

        Effective July 1, 1994, the Registrant adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), which requires that debt and certain equity securities that have readily determinable fair values be carried at fair value, unless classified as held to maturity. The adoption of SFAS No. 115 resulted in the reversal of $152,000, net of tax effect, in the statement of earnings for the three months ended September 30, 1994 as the cumulative effect of a change in accounting method.

        As a result of the foregoing, the Registrant recorded net income of $506,000, or $.13 per common and common equivalent share for the three months ended September 30, 1995 compared to net income of $395,000, or $.10 per common and common equivalent share for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        The Registrant's financial position at September 30, 1995 is sound as evidenced by working capital of $12,501,000 and stockholders' equity of $21,508,000. The Registrant's current ratio at September 30, 1995 was 3.8:1 as compared to a current ratio of 3.6:1 at June 30, 1995. The Registrant's quick ratio at September 30, 1995 was 1.7:1 as compared to a quick ratio of 2.1:1 at June 30, 1995.

        Cash and marketable securities decreased by $2,027,000 to $3,194,000 at September 30, 1995 from $5,221,000 at June 30, 1995. The Registrant utilized cash on hand and proceeds from the sale of investments to purchase capital equipment, and to pay employee and key personnel profit sharing bonuses related to fiscal year 1995 profits, during the three months ended September 30, 1995. Accounts receivable increased by $431,000 to $4,328,000 at September 30, 1995 from $3,897,000 at June 30, 1995. Inventories increased by $633,000 to $8,338,000 at September 30, 1995 from $7,705,000 at June 30, 1995. The increases in accounts receivable and inventory are primarily related to higher sales and efforts by the Registrant to reduce backlog with higher inventory levels. Accounts payable and accrued expenses decreased by $570,000 to $3,149,000 at September 30, 1995 from $3,719,000 at June 30, 1995, primarily as a result of the payment of an employee profit bonus based on pre tax earnings for the fiscal year ended June 30, 1995, and the payment of certain accounts payable related to the acquisition of capital equipment. Income taxes paid in the three month period ended September 30, 1995 were $134,000.


                  AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES, continued


        Capital expenditures for the three months ended September 30, 1995 totaled $1,073,000 of which $883,000 was for machinery and equipment. On September 27, 1994, the Registrant entered into a loan agreement with Barnett Bank of Jacksonville, N.A. ("Barnett") pursuant to which the Registrant borrowed $1.9 million. The loan is unsecured, is subject to certain financial covenants and is payable over five years in equal monthly installments of principal plus accrued interest at Barnett's prime rate. The Registrant used the majority of the proceeds of this note to prepay the outstanding balance under a preexisting mortgage note and the balance of the proceeds of approximately $350,000 to finance capital equipment expenditures. The Registrant intends to use cash on hand as well as funds generated from operations to finance budgeted capital expenditures of approximately $2.0 million in fiscal year 1996.

        The Registrant announced a stock purchase program in June 1990 pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. As of September 30, 1995, the Registrant has expended approximately $741,000 to purchase an aggregate of 297,700 shares under this program.


              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                                   OTHER INFORMATION



Items 1. through 5.     Not Applicable


Items 6.         Exhibits and Reports on Form 8-KSB

(a)     EXHIBITS                -   None

(b)     REPORTS ON FORM 8-KSB   -   No reports on Form 8-KSB were filed by
                                    the Registrant during the quarter ended
                                    September 30, 1995.







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



                                        AMERICAN TECHNICAL CERAMICS CORP.
                                                        (Registrant)


DATE:  November 3, 1995         By      /s/ VICTOR INSETTA
                                        -----------------------------
                                        Victor Insetta
                                        President
                                        (Chief Executive Officer)




DATE:  November 3, 1995         By      /s/ JAMES CONDON
                                        ----------------------------
                                        James Condon
                                        Controller
                                        (Principal Financial Officer)