Form 10QSB
period 1995-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 1996-02-12
CIK 766430

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


   (Mark One)   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       (X)      For the Quarterly Period Ended December 31, 1995

                                       or
                Transition Report Pursuant to Section 13 or 15(d)
       ( )           of the Securities Exchange Act of 1934
              For the transition period from ________ to _________

                          Commission File Number 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
        (Exact name of small business issuer as specified in its charter)

                     Delaware                                                    11-2113382
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

        17 Stepar Place, Huntington Station, NY                                    11746
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
                               Yes X         No
                                  ------        -------

As of January 25, 1996, the Issuer had outstanding 3,883,683 shares of Common Stock, par value $.01 per share.

Transition Small Business Disclosure Format

                 (Check One): Yes             No X
                                 ------          -------





                   AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

Table of Contents


Consolidated Balance Sheets .....................................            1


Consolidated Statements of Earnings .............................            2


Consolidated Statements of Cash Flows ...........................            3


Notes to Consolidated Financial Statements ......................            4


Management's Discussion and Analysis of Financial Condition and
     Results of Operations ......................................            6


Other Information ...............................................           11


Signatures ......................................................           12






              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                          December 31, 1995     June 30, 1995
                                   ASSETS                                    (unaudited)
                                                                           ----------------     -------------
CURRENT ASSETS:
     Cash (including cash equivalents of approximately
           $1,257,000 and $1,054,000, respectively) ...............          $ 2,182,000          $ 1,813,000
     Investments ..................................................              612,000            3,408,000
     Accounts receivable, net .....................................            3,721,000            3,897,000
     Inventories ..................................................            8,743,000            7,705,000
     Deferred income taxes ........................................              738,000              738,000
     Other current assets .........................................              510,000              399,000
                                                                             -----------          -----------
         Total current assets .....................................           16,506,000           17,960,000
                                                                             -----------          -----------
Property, plant and equipment, net of
    depreciation and amortization of $14,506,000
    and $13,642,000, respectively .................................           14,285,000           13,379,000
Other assets, net .................................................              319,000              285,000
                                                                             -----------          -----------
                                                                             $31,110,000          $31,624,000
                                                                             ===========          ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt ............................          $   828,000          $   815,000
     Accounts payable .............................................            1,405,000            1,547,000
     Accrued expenses .............................................            1,721,000            2,172,000
     Income taxes payable .........................................              465,000              447,000
                                                                             -----------          -----------
         Total current liabilities ................................            4,419,000            4,981,000
                                                                             -----------          -----------

LONG-TERM DEBT ....................................................            4,071,000            4,497,000

DEFERRED INCOME TAXES .............................................            1,015,000            1,080,000


STOCKHOLDERS' EQUITY:

     Common stock-par value $.01; authorized 20,000,000 shares;
           issued 4,067,201 shares for both periods ...............               41,000               41,000
     Capital in excess of par value ...............................            6,437,000            6,345,000
     Retained earnings ............................................           15,792,000           15,188,000
                                                                             -----------          -----------
                                                                              22,270,000           21,574,000
    Unrealized (loss) gain on investments available-for-sale ......              (10,000)             134,000
    Less: Treasury stock (183,518 and 193,518 shares, respectively)              572,000              590,000
              Deferred compensation ...............................                9,000               26,000
              Foreign currency translation adjustment .............               74,000               26,000
                                                                             -----------          -----------
           Total stockholders' equity .............................           21,605,000           21,066,000
                                                                             -----------          -----------
                                                                             $31,110,000          $31,624,000
See accompanying notes to consolidated financial statements                  ============         ============

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                        For the Quarter Ended December 31,  For the Six Months Ended December 31,
                                                                        (unaudited)                          (unaudited)
                                                                  1995            1994                 1995              1994
                                                                  ----            ----                 ----              ----
Net sales ................................................   $  7,759,000      $  6,515,000        $ 15,613,000      $ 13,001,000
Cost of goods sold .......................................      5,639,000         4,195,000          10,856,000         8,523,000
                                                             ------------      ------------        ------------      ------------
   Gross profit ..........................................      2,120,000         2,320,000           4,757,000         4,478,000
                                                             ------------      ------------        ------------      ------------

Selling, General and administrative expenses .............      1,669,000         1,698,000           3,306,000         3,161,000
Research and development expenses ........................        424,000           360,000             786,000           641,000
                                                             ------------      ------------        ------------      ------------
   Total expenses ........................................      2,093,000         2,058,000           4,092,000         3,802,000
                                                             ------------      ------------        ------------      ------------
   Income from operations ................................         27,000           262,000             665,000           676,000
                                                             ------------      ------------        ------------      ------------
Other (income)expense:
   Interest expense ......................................        103,000            78,000             220,000           170,000
   Interest income .......................................        (42,000)          (53,000)           (120,000)          (95,000)
   Other .................................................       (180,000)           49,000            (321,000)           55,000
                                                             ------------      ------------        ------------      ------------
                                                                 (119,000)           74,000            (221,000)          130,000
                                                             ------------      ------------        ------------      ------------
   Income before provision for income taxes and
   cumulative effect of change in accounting method ......        146,000           188,000             886,000           546,000

Provision for income taxes ...............................         48,000            62,000             282,000           177,000
                                                             ------------      ------------        ------------      ------------
   Income before cumulative effect
   of change in accounting method ........................        $98,000          $126,000            $604,000          $369,000

Cumulative effect of change in method of
accounting for investments, net of income taxes ..........           --                --                  --             152,000
                                                             ------------      ------------        ------------      ------------
   Net income ............................................        $98,000          $126,000            $604,000          $521,000
                                                             ============      ============        ============      ============
Income per common and common equivalent share,
before cumulative effect of change in accounting method ..          $0.03             $0.03               $0.16             $0.10

Cumulative effect of change in accounting method
per common and common equivalent share ...................           --                --                  --               $0.13
                                                             ------------      ------------        ------------      ------------
Net income per common and common equivalent share ........          $0.03             $0.03               $0.16             $0.13
                                                             ============      ============        ============      ============
Weighted average common and common
equivalent shares outstanding ............................      3,879,000         3,877,000           3,876,000         3,880,000
                                                              ============      ============        ============      ============

See accompanying notes to consolidated financial statements

                 AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Six Months Ended December 31,
                                                                      (unaudited)
                                                                   1995           1994
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................   $   604,000    $   521,000
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
        Unrealized gain on marketable securities ..........          --         (224,000)
        Depreciation and amortization .....................       867,000        781,000
        Stock award compensation expense ..................       128,000        100,000
        Gain on sale of investments .......................      (328,000)          --
    Changes in operating assets and liabilities:
        Accounts receivable, net ..........................       165,000        381,000
        Inventories .......................................    (1,046,000)      (196,000)
        Other assets ......................................      (144,000        (52,000)
        Accounts payable, and accrued expenses ............      (589,000)       (80,000)
        Income taxes payable ..............................       (43,000)      (182,000)
        Gain on sale of fixed assets ......................          --           (4,000)
                                                              -----------    -----------
    Net cash (used in) provided by operating activities ...      (386,000)     1,045,000
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures .............................    (1,784,000)    (2,157,000)
         Purchase of investments ..........................       (84,000)      (362,000)
         Proceeds from sale of investments ................     3,064,000      1,786,000
                                                              -----------    -----------
   Net cash provided by (used in) investing activities ....     1,196,000       (733,000)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt ......................      (413,000)    (1,653,000)
         Proceeds from issuance of debt ...................          --        1,919,000
         Payments to acquire treasury stock ...............          --          (83,000)
                                                              -----------    -----------
   Net cash (used in) provided by financing activities ....      (413,000)       183,000
                                                              -----------    -----------

        Effect of exchange rate changes on cash ...........       (28,000)         7,000
                                                              -----------    -----------
          Net increase in cash and cash equivalents .......       369,000        502,000

CASH AND CASH EQUIVALENTS, beginning of period ............     1,813,000      1,865,000
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ..................    $2,182,000     $2,367,000
                                                              ===========    ===========

See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1) PRINCIPLES OF CONSOLIDATION:

     The accompanying unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations as of and for the three months and six months ended December 31, 1995 and 1994. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's annual report to stockholders for the year ended June 30, 1995. Results for the six months ended December 31, 1995 are not necessarily indicative of results which could be expected for the entire year.

(2) MARKETABLE SECURITIES:

     Investments at December 31, 1995 consist of mutual funds, corporate debt and equity securities. Investments at June 30, 1995 consisted of mutual funds, equity securities, U.S. Government obligations and certificates of deposit. The Registrant adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") effective July 1, 1994. Under SFAS No. 115, the Registrant classifies its debt and marketable equity securities as available-for-sale securities that are principally held for an unspecified period of time. As such, the Registrant may consider selling them to meet liquidity needs or as part of the Registrant's risk management program.


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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(3)      INVENTORIES:

     Inventories included in the accompanying consolidated financial statements consist of the following:

                    Dec. 31,         June 30,
                      1995             1995
                   ------------   -------------

Raw materials .     $1,802,000     $1,296,000
Work-in-process      3,749,000      3,316,000
Finished goods       3,192,000      3,093,000
                    ----------     ----------
                    $8,743,000     $7,705,000
                    ==========     ==========

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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months Ended December 31, 1995
    Compared with December 31, 1994

     Net sales for the three months ended December 31, 1995 increased 19% to $7,759,000 as compared to net sales of $6,515,000 for the comparable quarter in the prior fiscal year. This increase was primarily the result of higher shipments of commercial (non-military) application capacitors. Commercial product sales increased 24% or $808,000, to $4,192,000 from $3,384,000 in the quarter ended December 31, 1994. Worldwide demand for capacitors continued strong in the fiscal quarter ended December 31, 1995. Increased capacitor usage in various electronic applications contributed to revenue growth. Sales of capacitors for defense related applications were lower in the quarter ended December 31, 1995 as compared to the comparable quarter in the prior year, possibly as a result of uncertainty among the Registrant's defense-related customers regarding the federal budget and the status of certain federal programs. The backlog of unfilled orders was $7,495,000 at December 31, 1995 as compared to $6,162,000 at December 31, 1994 and $8,189,000 at June 30, 1995.

     Gross margin for the three months ended December 31, 1995 was 27.3% of net sales as compared to 35.6% for the comparable quarter in the prior fiscal year. The lower gross margin for the quarter ended December 31, 1995 as compared to the quarter ended December 31, 1994 was attributable to significantly higher material, labor and overhead costs despite higher output and production levels. The increases in costs were primarily a result of pre-existing manufacturing process difficulties which were exacerbated by the substantial increase in sales, and the costs and expenses associated with the Registrant's conversion to a new chip fabrication facility. In addition, average unit selling prices were lower in the current year quarter as compared to the prior year quarter. This is partially related to lower sales of higher priced or hi-rel and defense related products. The Registrant is addressing the manufacturing margin contraction by working to improve production yields while focusing on reducing manufacturing labor costs.

     Total operating expenses for the three months ended December 31, 1995 increased 2% to $2,093,000 as compared to $2,058,000 in the comparable period in the prior fiscal year. Although the level of operating expenses in the quarter ended December 31, 1995 were relatively comparable to the level of operating expenses in the comparable quarter in the prior fiscal year, there were several underlying expense fluctuations. Operating expenses in the current year's second quarter included a stock bonus paid to a key executive of approximately $110,000. Operating expenses in the prior year's second quarter included an expense for employee bonuses, aggregating

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, continued

approximately $34,000. Expenditures for advertising and promotion were lower in the current year's quarter as compared to last year's quarter. Commission expense for sales representatives was also lower in the current year's quarter as compared to the prior year's quarter despite higher net sales, due to lower commission rates. Salary expense, particularly related to research and development personnel, was higher in the current year's quarter as compared to the comparable prior year quarter.

     The Registrant recorded net interest expense of $61,000 in the current quarter as compared to net interest expense of $25,000 in the comparable quarter in the prior fiscal year. The increase in net interest expense was primarily a result of higher debt incurred to finance capital equipment expenditures, and a decrease in interest income as a result of lower average cash and investment balances.

     As a result of the foregoing, the Registrant recorded net income of $98,000, or approximately $.03 per common and common equivalent share, for the three months ended December 31, 1995 compared to net income of $126,000, or approximately $.03 per common and common equivalent share, for the comparable period in the prior fiscal year.

Six Months Ended December 31, 1995
   Compared with December 31, 1994

     Net sales for the six months ended December 31, 1995 increased 20% to $15,613,000 as compared to net sales of $13,001,000 for the comparable period in the prior fiscal year. This increase was primarily the result of significantly higher shipments of commercial (non-military) application capacitors. Commercial product sales increased 28% or $1,835,000, to $8,407,000 for the six months ended December 31, 1995, from $6,572,000 for the six months ended December 31, 1994. Strong worldwide demand for commercial application capacitors more than compensated for slower government and defense related sales.

     Gross margin for the six months ended December 31, 1995 was 30.5% of net sales as compared to 34.4% for the comparable period in the prior fiscal year. The lower gross margin for the six months ended December 31, 1995 as compared to the six months ended December 31, 1994 was attributable to several factors. These included higher material, labor and overhead costs despite higher production output, lower manufacturing process yields, and lower average selling prices for the Registrant's products, partially reflecting an unfavorable shift from higher priced hi-rel products to more moderately priced commercial capacitors.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS, continued

     Total operating expenses for the six months ended December 31, 1995 increased 8% to $4,092,000 as compared to $3,802,000 in the comparable period in the prior fiscal year due to regularly scheduled salary increases and higher bonus expense pursuant to the Registrant's recently adopted employee profit sharing plan. These expenditures were offset in part by lower expenditures for advertising, promotion and travel activities in the current period as compared to the comparable period in the prior year.

     The Registrant recorded net interest expense of $100,000 in the current period as compared to net interest expense of $75,000 in the comparable period in the prior fiscal year period. The increase in net interest expense was primarily a result of higher debt incurred to finance capital equipment expenditures, and a decrease in interest income as a result of lower average cash and investment balances.

     As a result of the foregoing, the Registrant recorded net income of $604,000, or approximately $.16 per common and common equivalent share, for the six months ended December 31, 1995 compared to net income of $521,000, or approximately $.13 per common and common equivalent share, for the comparable period in the prior fiscal year. Net income for the six months ended December 31, 1994 included $152,000, or approximately $.03 per common and common equivalent share, related to the cumulative effect of a change in accounting method.


LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's financial position at December 31, 1995 is sound as evidenced by working capital of $12,087,000 and stockholders' equity of $21,605,000. The Registrant's current ratio at December 31, 1995 was 3.7:1 as compared to a current ratio of 3.6:1 at June 30, 1995. The Registrant's quick ratio at December 31, 1995 was 1.8:1 as compared to a quick ratio of 2.1:1 at June 30, 1995.

     Cash and investments decreased by $2,427,000 to $2,794,000 at December 31, 1995 from $5,221,000 at June 30, 1995. The Registrant utilized cash on hand and proceeds from the sale of investments to purchase capital equipment, and to pay employee and key personnel profit sharing bonuses related to fiscal year 1995 during the six months ended December 31, 1995. The Registrant also expended significant amounts of cash to purchase raw materials, add to direct and supervisory labor pools and finance building and overhead expenditures. Accounts receivable, net decreased
                                 -8-








               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES, continued

by $176,000 to $3,721,000 at December 31, 1995 from $3,897,000 at June 30, 1995.
Inventories increased by $1,038,000 to $8,743,000 at December 31, 1995 from $7,705,000 at June 30, 1995. The Registrant determined to increase its inventory primarily to support the higher level of sales it has been experiencing and to reduce backlog. Accounts payable and accrued expenses decreased by $593,000 to $3,126,000 at December 31, 1995 from $3,719,000 at June 30, 1995, primarily as a result of the payment of employee profit sharing bonuses based on pre-tax earnings for the fiscal year ended June 30, 1995, and the payment of certain accounts payable related to the acquisition of capital equipment. Income taxes paid in the six month period ended December 31, 1995 were $264,000.

     Capital expenditures for the six months ended December 31, 1995 totaled $1,784,000 of which $1,452,000 was for machinery and equipment. The Registrant intends to use cash on hand as well as funds generated from operations to finance budgeted capital expenditures of approximately $2.3 million in fiscal year 1996.

     The Registrant announced a stock purchase program in June 1990 pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. As of December 31, 1995, the Registrant has expended approximately $741,000 to purchase an aggregate of 297,700 shares under this program.

IMPACT OF NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), effective for fiscal years beginning after December 15, 1995, requires among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Impairment losses should be based upon the fair value of the asset, and reported in the period in which the recognition criteria are first applied and met. Management of the Registrant believes that the implementation of SFAS No. 121 will not have a material impact on the Registrant's financial position or results of operations.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



IMPACT OF NEW ACCOUNTING STANDARDS, continued

     In October 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS No. 123") which establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 defines and encourages a fair value based method of accounting for an employee stock option or similar instrument. However, it allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123 requires that financial statements include certain disclosures about stock-based employee compensation arrangements regardless of which method is used to account for them. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, although they may be adopted at issuance. The Registrant has not yet determined which method of accounting it will choose upon adoption. Additionally, management of the Registrant does not believe that the implementation of SFAS No. 123 will have a significant impact on its financial position or results of operations.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                                OTHER INFORMATION



Items 1. through 3.     Not Applicable


Item 4.           Submission of Matter to a Vote of Security Holders

     At the Annual Meeting Stockholders of the Registrant held on November 17, 1995, the following individuals, each of whom was elected as a director of the Registrant at the last Annual Meeting of Stockholders, were re-elected as directors:

                                    Victor Insetta
                                    Dr. James V. Biggers
                                    Rubin Blumkin
                                    O. Julian Garrard III
                                    Stuart P. Litt
                                    Chester E. Spence


Item 5.           Not Applicable


Item 6.            Exhibits and Reports on Form 8-KSB

         (a)      EXHIBITS                                    -   None

         (b)      REPORTS ON FORM 8-KSB                       -   No reports on Form 8-KSB were filed by
                                                                  the Registrant during the quarter ended
                                                                  December 31, 1995.

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


                                            AMERICAN TECHNICAL CERAMICS CORP.
                                                              (Registrant)


DATE:  January 25, 1996                  By       /s/ VICTOR INSETTA
                                                  ------------------------
                                                  Victor Insetta
                                                  President
                                                  (Chief Executive Officer)




DATE:  January 25, 1996                  By       /s/ JAMES CONDON
                                                  -------------------------
                                                  James Condon
                                                  Controller
                                                  (Principal Financial Officer)