Form 10QSB
period 1996-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 1996-05-14
CIK 766430

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB


(Mark One)      Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

    (X)           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      or
              Transition Report Pursuant to Section 13 or 15(d)
    ( )              of the Securities Exchange Act of 1934
            For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 1-9125

                       AMERICAN TECHNICAL CERAMICS CORP.
       (Exact name of small business issuer as specified in its charter)

                         Delaware                                                      11-2113382
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

       17 Stepar Place, Huntington Station, NY                                           11746
      (Address of principal executive offices)                                         (Zip Code)



Registrant's telephone number:                         516-547-5700

                                      N/A
                 (Former name, former address and former fiscal year,
                             if changed since last report)


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X            No

As of April 26, 1996, the Registrant had outstanding 3,883,683 shares of Common Stock, par value $.01 per share.

Transition Small Business Disclosure Format

(Check One):  Yes           No  X

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES


TABLE OF CONTENTS

Consolidated Balance Sheets ...................................    1

Consolidated Statements of Income .............................    2

Consolidated Statements of Cash Flows .........................    3

Notes to Consolidated Financial Statements ....................    4

Management's Discussion and Analysis of Financial Condition and
     Results of Operations ....................................    6

Other Information .............................................   11

Signatures ....................................................   12

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                                                  March 31, 1996    June 30, 1995
                                                                  --------------    -------------
                                                                    (unaudited)
                         ASSETS
CURRENT  ASSETS:
     Cash (including cash equivalents of approximately
           $1,461,000 and $1,054,000, respectively) ...............   $ 2,189,000   $ 1,813,000
     Investments ..................................................       403,000     3,408,000
     Accounts receivable, net .....................................     4,712,000     3,897,000
     Inventories ..................................................     8,703,000     7,705,000
     Deferred income taxes ........................................       738,000       738,000
     Other current assets .........................................       509,000       399,000
                                                                      -----------   -----------
         Total current assets .....................................    17,254,000    17,960,000
                                                                      -----------   -----------
Property, plant and equipment, net of
    depreciation and amortization of $14,937,000
    and $13,642,000, respectively .................................    14,122,000    13,379,000
Other assets, net .................................................       316,000       285,000
                                                                      -----------   -----------
                                                                      $31,692,000   $31,624,000
                                                                      ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt ............................   $   840,000   $   815,000
     Accounts payable .............................................     1,077,000     1,547,000
     Accrued expenses .............................................     1,967,000     2,172,000
     Income taxes payable .........................................       675,000       447,000
                                                                      -----------   -----------
         Total current liabilities ................................     4,559,000     4,981,000
                                                                      -----------   -----------

LONG-TERM DEBT ....................................................     3,852,000     4,497,000

DEFERRED INCOME TAXES .............................................     1,028,000     1,080,000


STOCKHOLDERS' EQUITY:

     Common stock-par value $.01; authorized 20,000,000 shares;
           issued 4,067,201 shares for both periods ...............        41,000        41,000
     Capital in excess of par value ...............................     6,437,000     6,345,000
     Retained earnings ............................................    16,431,000    15,188,000
                                                                      -----------   -----------
                                                                       22,909,000    21,574,000
    Unrealized gain on investments available-for-sale .............        20,000       134,000
    Less: Treasury stock (183,518 and 193,518 shares, respectively)       572,000       590,000
              Deferred compensation ...............................          --          26,000
              Foreign currency translation adjustment .............       104,000        26,000
                                                                      -----------   -----------
           Total stockholders' equity .............................    22,253,000    21,066,000
                                                                      -----------   -----------
                                                                      $31,692,000   $31,624,000
                                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME


                                                               For the Quarter             For the Nine Months
                                                                Ended March 31,                Ended March 31,
                                                                 (unaudited)                     (unaudited)
                                                              1996            1995             1996         1995
                                                           -----------    ------------    ------------    ------------
Net sales .............................................   $  8,822,000    $  7,781,000    $ 24,435,000    $ 20,782,000
Cost of goods sold ....................................      5,699,000       4,681,000      16,555,000      13,205,000
                                                          ------------    ------------    ------------    ------------
   Gross profit .......................................      3,123,000       3,100,000       7,880,000       7,577,000
                                                          ------------    ------------    ------------    ------------

Selling, General and administrative expenses ..........      1,601,000       1,762,000       4,907,000       4,922,000
Research and development expenses .....................        429,000         392,000       1,215,000       1,033,000
                                                          ------------    ------------    ------------    ------------
   Total expenses .....................................      2,030,000       2,154,000       6,122,000       5,955,000
                                                          ------------    ------------    ------------    ------------
   Income from operations .............................      1,093,000         946,000       1,758,000       1,622,000
                                                          ------------    ------------    ------------    ------------
Other expense (income):
   Interest expense ...................................        108,000         106,000         328,000         275,000
   Interest income ....................................        (27,000)        (41,000)       (147,000)       (136,000)
   Other ..............................................          1,000           4,000        (320,000)         60,000
                                                          ------------    ------------    ------------    ------------
                                                                82,000          69,000        (139,000)        199,000
                                                          ------------    ------------    ------------    ------------
   Income before provision for income taxes and
   cumulative effect of change in accounting method ...      1,011,000         877,000       1,897,000       1,423,000

Provision for income taxes ............................        372,000         222,000         654,000         399,000
                                                          ------------    ------------    ------------    ------------
   Income before cumulative effect
   of change in accounting method .....................   $    639,000    $    655,000    $  1,243,000    $  1,024,000

Cumulative effect of change in method of
accounting for investments, net of income taxes .......           --              --              --           152,000
                                                          ------------    ------------    ------------    ------------
   Net income .........................................   $    639,000    $    655,000    $  1,243,000    $  1,176,000
                                                          ============    ============    ============    ============
Income per common and common equivalent share,
before cumulative effect of change in accounting method          $0.16           $0.17           $0.32           $0.26

Cumulative effect of change in accounting method
per common and common equivalent share ................           --              --              --             $0.04
                                                          ------------    ------------    ------------    ------------
Net income per common and common equivalent share .....          $0.16           $0.17           $0.32           $0.30
                                                          ============    ============    ============    ============
Weighted average common and common
equivalent shares outstanding .........................      3,884,000       3,876,000       3,879,000       3,879,000
                                                          ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                        AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Nine Months
                                                                   Ended March 31,
                                                                      (unaudited)
                                                                   1996         1995
                                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...............................................   $1,243,000   $1,176,000
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
        Unrealized gain on marketable securities .............         --       (224,000)
        Depreciation and amortization ........................    1,300,000    1,173,000
        Stock award compensation expense .....................      137,000      150,000
        Gain on sale of investments ..........................     (333,000)          --
    Changes in operating assets and liabilities:
        Accounts receivable, net .............................     (835,000)    (856,000)
        Inventories ..........................................     (999,000)    (354,000)
        Other assets .........................................     (147,000)    (191,000)
        Accounts payable, and accrued expenses ...............     (669,000)     260,000
        Income taxes payable .................................      181,000     (168,000)
        Gain on sale of fixed assets .........................         --         (5,000)
                                                                 ----------   ----------
    Net cash (used in) provided by operating activities ......     (122,000)     961,000
                                                                 ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures ................................   (2,060,000)  (3,631,000)
         Purchase of investments .............................         --     (1,224,000)
         Proceeds from sale of investments ...................    3,224,000    1,786,000
                                                                 ----------   ----------
   Net cash provided by (used in) investing activities .......    1,164,000   (3,069,000)
                                                                 ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt .........................     (620,000)  (1,818,000)
         Proceeds from issuance of debt ......................         --      3,914,000
         Payments to acquire treasury stock ..................         --        (98,000)
                                                                 ----------   ----------
   Net cash (used in) provided by financing activities .......     (620,000)   1,998,000
                                                                 ----------   ----------

        Effect of exchange rate changes on cash ..............      (46,000)      31,000
                                                                 ----------   ----------
          Net increase (decrease) in cash and cash equivalents      376,000      (79,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............    1,813,000    1,865,000
                                                                 ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................   $2,189,000   $1,786,000
                                                                 ==========   ==========


See accompanying notes to consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



(1)      PRINCIPLES OF CONSOLIDATION:

         The accompanying unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations as of and for the three months and nine months ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's annual report to stockholders for the year ended June 30, 1995. Results for the nine months ended March 31, 1996 are not necessarily indicative of results which could be expected for the entire year.

(2)      MARKETABLE SECURITIES:

         Investments at March 31, 1996 consist of mutual funds and some equity securities. Investments at June 30, 1995 consisted of mutual funds, equity securities, U.S. Government obligations and certificates of deposit. The Registrant adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") effective July 1, 1994. Under SFAS No. 115, the Registrant classifies its debt and marketable equity securities as available-for-sale securities that are principally held for an unspecified period of time. As such, the Registrant may consider selling them to meet liquidity needs or as part of the Registrant's risk management program.

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

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(3)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                   Mar. 31,       June 30,
                     1996          1995
                 ------------  -------------

Raw materials .   $1,865,000   $1,296,000
Work-in-process    3,926,000    3,316,000
Finished goods     2,912,000    3,093,000
                  ----------   ----------
                  $8,703,000   $7,705,000
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

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months Ended March 31, 1996
Compared with Three Months Ended March 31, 1995

         Net sales for the three months ended March 31, 1996 increased 13% to $8,822,000 as compared to net sales of $7,781,000 for the comparable quarter in the prior fiscal year. This increase was primarily the result of continued increased demand for commercial application capacitors, thin film products and hi-rel (government and defense related) capacitors. Commercial product sales increased by $568,000, or 15% to $4,362,000 from $3,794,000 in the quarter ended March 31, 1995. Thin film product sales increased by $262,000, or 157% to $429,000 from $167,000 in the quarter ended March 31, 1995. Hi-rel sales increased by $224,000, or 22% to $1,237,000 from $1,013,000 in the quarter ended March 31, 1995. The accelerated sales growth for thin film products reflects both increased sales to existing thin film customers and sales to new customers. While the positive trend for commercial capacitors and thin film products should persist in the near future, sales of hi rel products may decrease in coming months as a result of currently weakening order patterns for these products. The Registrant's backlog of unfilled orders was $7,699,000 at March 31, 1996 as compared to $7,568,000 at March 31, 1995 and $8,189,000 at June 30, 1995.

         Gross margin for the three months ended March 31, 1996 was 35.4% of net sales as compared to 39.8% for the comparable quarter in the prior fiscal year. The decrease in the gross profit margin in the quarter ended March 31, 1996 as compared to the comparable quarter in the prior fiscal year was the result of lower manufacturing yields, moderately higher average manufacturing unit costs resulting from greater expenditures to increase plant capacity, and a lower factory utilization rate in the current year quarter as compared to the comparable quarter in the prior fiscal year. The prior year quarter's factory utilization rate, manufacturing yields and per-unit manufacturing costs resulted in exceptionally efficient gross profit margins. Gross profit margin in the quarter ended March 31, 1996 was also impacted by the Registrant's increased investment in the thin film products division which was made to increase production capacity for these products in light of strong order trends in recent months.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, continued

         Total operating expenses for the three months ended March 31, 1996 decreased 6% to $2,030,000 as compared to $2,154,000 in the comparable period in the prior fiscal year. This decrease in operating expenses was primarily a result of lower selling expenses, including lower commissions expense to independent sales representatives (as a greater amount of sales during the March 1996 quarter carried a lower commission rate or were made without any commission expense), lower compensation expense to selling employees (as commission rates for some employees were based upon higher levels of sales growth than in the prior year) and lower bonus expense due to greater recognition of expenses relating to stock bonuses in the prior year's quarter.

         The Registrant recorded net interest expense of $81,000 in the current quarter as compared to net interest expense of $65,000 in the comparable quarter in the prior fiscal year. The increase in net interest expense was primarily a result of higher debt incurred to finance capital equipment expenditures, and a decrease in interest income as a result of lower average cash and investment balances.

         As a result of the foregoing, the Registrant recorded net income of $639,000, or approximately $.16 per common and common equivalent share, for the three months ended March 31, 1996 compared to net income of $655,000, or approximately $.17 per common and common equivalent share, for the comparable period in the prior fiscal year.

Nine Months Ended March 31, 1996
Compared with Nine Months Ended March 31, 1995

         Net sales for the nine months ended March 31, 1996 increased 18% to $24,435,000 as compared to net sales of $20,782,000 for the comparable period in the prior fiscal year. This increase was primarily the result of continued increased demand for commercial application capacitors and thin film products. Commercial product sales increased by $2,113,000, or 21% to $12,254,000 for the nine months ended March 31, 1996, from $10,141,000 for the nine months ended March 31, 1995. Thin film product sales increased by $550,000, or 140% to $943,000 for the nine months ended March 31, 1996, from $393,000 for the nine months ended March 31, 1995. Demand for hi-rel or government related application capacitors was relatively stable during the nine months ended March 31, 1996 as compared to the comparable nine month period in the prior year ended March 31, 1995.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS, continued


         Gross margin for the nine months ended March 31, 1996 was 32.2% of net sales as compared to 36.5% for the comparable period in the prior fiscal year. The lower gross margin for the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995 was attributable to several factors, including higher material, labor and overhead costs relative to production output, lower manufacturing process yields, and lower average selling prices, partially reflecting an unfavorable shift from higher priced hi-rel products to more moderately priced commercial capacitors. Gross margins have also been impacted because of the Registrant's increased investment in its thin film products division in recent months in order to increase production capacities to meet growing demand for these products.

         Total operating expenses for the nine months ended March 31, 1996 increased 3% to $6,122,000 as compared to $5,955,000 in the comparable period in the prior fiscal year. Generally higher administrative and operating personnel salaries were offset by lower commissions expense to independent sales representatives (as a greater amount of sales during the March 1996 quarter carried a lower commission rate or were made without any commission expense), lower compensation expense to selling employees, lower bonus expense due to greater recognition of expenses relating to stock bonuses in the prior year's quarter and lower advertising and promotion costs.

         The Registrant recorded net interest expense of $181,000 in the current period as compared to net interest expense of $139,000 in the comparable period in the prior fiscal year. The increase in net interest expense was primarily a result of higher debt incurred to finance capital equipment expenditures, and a decrease in interest income as a result of lower average cash and investment balances.

         As a result of the foregoing, the Registrant recorded net income of $1,243,000, or approximately $.32 per common and common equivalent share, for the nine months ended March 31, 1996 compared to net income of $1,176,000, or approximately $.30 per common and common equivalent share, for the comparable period in the prior fiscal year. Net income for the nine months ended March 31, 1995 included $152,000, or approximately $.04 per common and common equivalent share, related to the cumulative effect of a change in accounting method.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's financial position at March 31, 1996 is sound as evidenced by working capital of $12,695,000 and stockholders' equity of $22,253,000. The Registrant's current ratio at March 31, 1996 was 3.8:1 as compared to a current ratio of 3.6:1 at June 30, 1995. The Registrant's quick ratio at March 31, 1996 was 1.9:1 as compared to a quick ratio of 2.1:1 at June 30, 1995.

         Cash and investments decreased by $2,629,000 to $2,592,000 at March 31, 1996 from $5,221,000 at June 30, 1995. The Registrant utilized cash on hand and proceeds from the sale of investments to purchase capital equipment, and to pay employee and key personnel profit sharing bonuses related to fiscal year 1995 during the nine months ended March 31, 1996. The Registrant also expended significant amounts of cash to purchase raw materials, add to direct and supervisory labor resources and finance building and overhead expenditures. Accounts receivable, net increased by $815,000 to $4,712,000 at March 31, 1996 from $3,897,000 at June 30, 1995. Inventories increased by $998,000 to $8,703,000 at March 31, 1996 from $7,705,000 at June 30, 1995. The
Registrant determined to increase its inventory primarily to support the higher level of orders it has been experiencing for its products and to invest in additional operating capacity for its thin film products division. Accounts payable and accrued expenses decreased by $675,000 to $3,044,000 at March 31, 1996 from $3,719,000 at June 30, 1995, primarily as a result of the payment of employee profit sharing bonuses based on pre-tax earnings for the fiscal year ended June 30, 1995, and the payment of certain accounts payable related to the completion of an extensive capital equipment purchase program. Income taxes paid in the nine month period ended March 31, 1996 were $426,000.

         Capital expenditures for the nine months ended March 31, 1996 totaled $2,060,000 of which $1,690,000 was for machinery and equipment. The Registrant intends to use cash on hand as well as funds generated from operations to finance additional capital expenditures of approximately $250,000 for the remainder of fiscal year 1996.

         The Registrant announced a stock purchase program in June 1990 pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. As of March 31, 1996, the Registrant has expended approximately $741,000 to purchase an aggregate of 297,700 shares under this program.

         AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



IMPACT OF NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), effective for fiscal years beginning after December 15, 1995, requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Impairment losses should be based upon the fair value of the asset, and reported in the period in which the recognition criteria are first applied and met. Management of the Registrant believes that the implementation of SFAS No. 121 will not have a material impact on the Registrant's financial position or results of operations.

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

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                               OTHER INFORMATION



Items 1. through 5.     Not Applicable



Item 6.      Exhibits and Reports on Form 8-KSB

    (a)      EXHIBITS                              -   None

    (b)      REPORTS ON FORM 8-KSB                 -   No reports on Form
                                                       8-KSB were filed by
                                                       the Registrant during
                                                       the quarter ended
                                                       March 31, 1996.

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



                                           AMERICAN TECHNICAL CERAMICS CORP.
                                                     (Registrant)

DATE:   April 26, 1996                      BY:   /s/ VICTOR INSETTA
                                                  ------------------
                                                  Victor Insetta
                                                  President
                                                  (Chief Executive Officer)



DATE:   April 26, 1996                      BY:   /s/ JAMES CONDON
                                                  ----------------
                                                  James Condon
                                                  Controller
                                                  (Principal Financial
                                                  Officer)