Form 10KSB
period 1996-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1996-09-30
CIK 766430

FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)
   (X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

   ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM ________ TO ________
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 516/547-5700
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF CLASS              NAME OF EXCHANGE ON WHICH REGISTERED
          --------------              ------------------------------------
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

                                YES  X   NO
                                    ---     ---

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ].

    THE REGISTRANT'S REVENUES FOR THE FISCAL YEAR ENDED JUNE 30, 1996 WERE APPROXIMATELY $33,884,000.

    ON SEPTEMBER 20, 1996, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK (BASED UPON THE CLOSING SALES PRICE OF SUCH SHARES ON THE AMERICAN STOCK EXCHANGE ON SEPTEMBER 20, 1996) HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $10,754,000. (FOR PURPOSES OF THIS REPORT, ALL OFFICERS AND DIRECTORS HAVE BEEN CLASSIFIED AS AFFILIATES, WHICH CLASSIFICATION SHALL NOT BE CONSTRUED AS AN ADMISSION OF THE AFFILIATE STATUS OF ANY PERSON.)

    ON SEPTEMBER 20, 1996, THE REGISTRANT HAD OUTSTANDING 3,884,461 SHARES OF COMMON STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                YES      NO  X
                                    ---     ---

    DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON DECEMBER 6, 1996 ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.

    EXHIBIT INDEX APPEARS ON PAGES 16-17.

                                    PART 1

ITEM 1.  BUSINESS

      GENERAL

   The Registrant was incorporated in New York in 1966 as Phase Industries, Inc., and changed its name to American Technical Ceramics Corp. in June 1984. In April 1985, the Registrant was merged into a new Delaware corporation and recapitalized its common stock. Unless the context indicates otherwise, references to the Registrant herein include American Technical Ceramics Corp., a Delaware corporation, its predecessor, American Technical Ceramics Corp., a New York corporation, and the subsidiaries of the Registrant, all of which are wholly-owned.

   The Registrant designs, develops, manufactures and markets RF/Microwave/Millimeter-Wave ceramic and porcelain capacitors and thin film products. Capacitors function within electronic circuits by storing and discharging precise amounts of electrical power. The Registrant believes that it is a leading manufacturer of multilayer capacitors ("MLCs") for ultra-high frequency ("UHF") and microwave applications. Selling prices for the Registrant's MLCs typically range from $.30 to $10 or higher, whereas selling prices for commodity-type MLC units typically range from $.01 to $.25.

   During the fiscal years ended June 30, 1996 and June 30, 1995, the Registrant experienced a significant increase in sales and profits for, among other reasons, the general increase in demand for technology and electronic products in the United States and abroad. The Registrant has responded to the increased demand for its products by expanding production capacities. During fiscal year 1994, the Registrant purchased a building for use as a manufacturing facility, which facility was placed in production in June 1995. See "Item 2. PROPERTIES" and "Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

   Management believes the Registrant operates primarily in only one industry segment - the electronic components industry.

      PRODUCTS

   The Registrant's MLCs are currently available in predominantly three physical sizes designated "A" (a .055 inch cube), "B" (a .110 inch cube) and "E" (a .380 inch cube); in three types of dielectrics: low-loss porcelain (the 100 Series), zero temperature coefficient (the 700 Series) and high dielectric constant (the 200 Series); and in a variety of capacitance values. The 100 Series, the Registrant's basic product line, is the only product line that accounts for more than 15% of consolidated revenue, and is widely used in microwave equipment. This product line accounted for 53%, 56% and 58% of the Registrant's revenues in fiscal years 1996, 1995 and 1994, respectively. The 700 Series has a slightly higher dissipation factor than the 100 Series, but because of its lower temperature coefficient, is used in certain UHF/Microwave and lower frequency applications. The 200 Series has high packaging density, and is used in microcircuits where high capacitance value is needed in a small space.

   The Registrant's MLCs are designed for critical performance applications, and are characterized by high reliability ("hi-rel"), low power dissipation and ruggedness. These products are used in military and commercial applications, including missiles, satellite broadcasting, high performance aircraft radar and navigation systems, electronic counter-measure jamming systems and a variety of other "smart weapons". More recently, the Registrant has secured orders for its products for certain medical applications including magnetic resonance imaging (MRI). For the fiscal years ended June 30, 1996, 1995 and 1994, the Registrant estimates that approximately 13%, 14% and 13% of sales, respectively, were hi-rel products to United States military and aerospace contractors; approximately 54%, 50% and 52% of sales, respectively, were to other domestic customers; and approximately 33%, 36% and 35% of sales, respectively, were to foreign customers. See Note 10 of Notes to Consolidated Financial Statements.

   The Registrant's MLCs can be broadly classified as either hi-rel or commercial, based upon the amount of testing involved. The Registrant produces its hi-rel MLCs to precise customer specifications, and subjects each hi-rel MLC to a battery of performance and environmental tests. Such performance tests measure capacitance, dissipation factor, insulation resistance and dielectric withstanding voltage. The environmental tests are either designated by customers or specified by the military and include temperature shock tests, humidity tests and tests of life expectancy at elevated voltage levels. The Registrant maintains a hi-rel testing facility in Huntington Station, New York.

   Hi-rel MLCs are principally utilized in military electronics applications such as missiles, satellites, high performance military aircraft radar and navigation systems, electronic counter-measure jamming devices and other "smart weapons". The Registrant's Microcap(R), for example, a single layer ceramic capacitor, is currentlY utilized in satellite broadcasting, telemetry and missiles. This product was developed for very high frequency applications with low capacitance requirements, where very small size is important. The Microcap(R) may in the future be used in other applications such as direct satellite broadcasting and cellular communications. See "Item 1. BUSINESS -- PATENTS AND PROPRIETARY INFORMATION".

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

   The Registrant's product line has become more diversified in recent years through the development of thin film technologies. These additional products enable the Registrant to offer custom metalization and patterned substrates for a broad range of hybrid circuit requirements. Typical applications include, among others, microwave attenuators, filters, resistors, amplifiers and capacitors. The Registrant's thin film business has been growing briskly during the past few years.

      MANUFACTURING

   The Registrant currently manufactures capacitors primarily at three New York facilities which aggregate approximately 54,000 square feet. The manufacturing process involves four primary stages. The first stage, the "white room" stage, involves the casting, dicing, firing, and inspection of raw ceramic powder. In the second stage, the "termination" stage, the chips are coated with silver. In the third stage, the "finishing" stage, the parts are then customized to specific order requirements for commercial applications. This stage includes, but is not limited to, chip plating, soldering of leads, laser marking and chip packing. If the customer requirements necessitate a higher level of precision, the parts are put through a fourth stage, the "hi-rel" stage, where additional testing is performed. Throughout the entire process, the chips are tested electrically and inspected.

   In fiscal year 1994, the Registrant purchased a building in the vicinity of its existing manufacturing facilities in New York and began construction of a new state-of-the-art chip fabrication facility. This facility, which was placed in operation at the end of fiscal year 1995, is designed to provide better control of the Registrant's manufacturing processes and product quality, while substantially increasing its output.

   The Registrant also maintains a smaller white room operation at its Florida facility. In addition, all of the Registrant's thin film products are manufactured at this location.

   The historical pattern of industry price declines has largely prevented MLC producers, including the Registrant, from increasing prices, and has forced the Registrant and competitors to rely on advances in productivity and efficiency in order to improve profit margins. Accordingly, the Registrant continuously looks to improve the production yields and efficiency of its manufacturing processes.

      RESEARCH AND DEVELOPMENT

   The Registrant's facility in Jacksonville, Florida houses most of the Registrant's research and development activities. See "Item 2. PROPERTIES". The Registrant places great emphasis on cost reduction and efficiency. See "Item 1. BUSINESS -- MANUFACTURING". The principal focus of its research efforts, however, is on developing new products and improving its present product line. In this regard, it is continually seeking to improve its ceramic technology and reduce capacitor size and precious metal content. Frequent contacts between the Registrant's engineering personnel and its customers typically provide the Registrant with its new product concepts.

   Expenditures for research and development were approximately $1,537,000, $1,445,000 and $1,238,000 in fiscal years 1996, 1995 and 1994, respectively, representing approximately 5% of net sales for each fiscal year. The Registrant anticipates that research and development expenditures, expressed as a percentage of net sales, will continue at levels approximately comparable to that of the latest fiscal year.

      CUSTOMERS AND MARKETING

   The Registrant markets its products primarily to microwave systems manufacturers, including prime government contractors, original equipment manufacturers and subcontractors. The Registrant promotes its products through specialized trade shows, industry trade journal advertisements and catalog direct mail programs.

   In fiscal year 1996, the Registrant shipped products to approximately 1,500 customers as compared to approximately 1,400 customers in 1995 and 1994. The top ten customers combined accounted for approximately 27%, 22% and 21% of net sales in fiscal years 1996, 1995 and 1994, respectively. No customer accounted for more than 10% of net sales in any of these periods. The Registrant does not typically sell its products under long-term contracts, but rather sells pursuant to a large number of individual purchase orders.

   Customers are invoiced simultaneously with merchandise shipments, and invoices are generally payable on a 30-day basis. Customers are given the option to remit payment beyond normal credit terms and incur a nominal financing charge. Sales returns are authorized and accepted by the Registrant as a normal course of doing business. An evaluation of the returned product is performed which typically results in either a credit or a shipment of replacement product to customers. The Registrant believes that it has provided an adequate reserve for returns in the accompanying financial statements.

   The Registrant sells its products through independent sales representative or distributor organizations. In general, the Registrant employs sales representatives in the United States and in foreign countries which are compensated on a commission basis. The Registrant also sells its products through distributors in foreign countries who purchase these products from the Registrant for resale. At June 30, 1996, the Registrant had approximately 16 sales representative organizations in the United States and approximately 18 distributors and sales representatives organizations in foreign countries, principally Western Europe. The Registrant's sales representatives and distributors generally have substantial engineering expertise which enables the Registrant to provide a high level of service to assist customers in generating product specifications and to provide applications assistance. The Registrant has historically employed three regional sales managers to supervise both its sales representative organizations in the United States and its distributors abroad. The Registrant is currently in the process of reviewing the structure of its sales and marketing department and its relationship with its customers and representative organizations in an attempt to further improve customer service. See "Item 1. BUSINESS -- FOREIGN SALES" and Note 10 of Notes to Consolidated Financial Statements.

   The Registrant is presently a qualified producer of capacitors with the Defense Logistics Agency of the United States Department of Defense. This qualified status covers several varieties and types of capacitors. Maintenance of its qualified producer status is critical in order for the Registrant to continue to sell its hi-rel military product line. The failure to continue to be listed as a qualified producer would have a materially adverse effect on the Registrant's military business. To date, the Registrant has not encountered any difficulty in maintaining its status as a qualified producer.

      SALES BACKLOG

   The Registrant's sales backlog of $6,538,000, $8,189,000 and $4,676,000 at June 30, 1996, 1995 and 1994, respectively, generally consisted of a large quantity of small orders which are manufactured for shipment within approximately six months following the receipt of a firm purchase order. Many of the customers order products through the Registrant's "Quick-Pick" system in which products are shipped within forty-eight hours from the time the order is placed. Over the several years that the Registrant has offered this program, it has consistently gained in popularity with its customers. In order to maintain this program, the Registrant has had to maintain higher inventory levels in proportion to total sales than it had in the past and higher than those maintained by some other capacitor manufacturers.

      FOREIGN SALES

   In fiscal years 1996, 1995 and 1994, sales to customers located outside the United States constituted 33%, 36% and 35% of net sales, respectively. The Registrant's overseas customers are located primarily in Western Europe. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING". Export sales are made through the Registrant's foreign sales corporation subsidiary ("FSC"). All foreign sales are denominated in United States dollars. See Note 10 of Notes to Consolidated Financial Statements.

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

   Certain raw materials used by the Registrant may fluctuate in price. To the extent that the Registrant is unable to pass on increases in the costs of such materials to its customers, this may adversely affect the gross profit margins of those products using such materials.

      COMPETITION

   Competition in the MLC industry is intense and is based primarily on price. In the hi-rel and UHF/Microwave market segment, where price tends to be less important, competition is based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The

Registrant believes it competes in the UHF/Microwave market with several other manufacturers, most of which are larger and have greater financial and technical resources than the Registrant.

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

      EMPLOYEES

   At June 30, 1996, the Registrant employed 354 persons at its facilities in New York, of which five were employed on a part-time basis. The Registrant also employed 135 persons at its facility in Florida, of which six were employed on a part-time basis. There were six persons employed at its facility in the United Kingdom. See "Item 2. PROPERTIES". Of the 495 persons employed by the Registrant, 29 persons are involved in hi-rel testing activities, 31 in research and development activities, 377 in manufacturing and as support personnel and 58 in selling and general administration activities. None of the Registrant's employees are covered by collective bargaining agreements. The Registrant considers its relations with its employees to be satisfactory.

      ENVIRONMENTAL COMPLIANCE

   The Registrant believes that it is in material compliance with all applicable federal, state and local environmental laws. In the production of capacitors, the Registrant produces hazardous waste in limited quantities. The Registrant disposes of its hazardous waste through licensed carriers which are required to deposit such waste at licensed waste sites. The Registrant does not currently anticipate having to make material capital expenditures to remain in compliance with applicable federal, state and local environmental laws. However, the risk of environmental liability and remediation costs is inherent in the nature of the Registrant's business and, therefore, there can be no assurance that material environmental costs including remediation costs will not arise in the future.

      PATENTS AND PROPRIETARY INFORMATION

   The Registrant's porcelain and ceramic formulations are considered trade secrets which are protected by internal non-disclosure safeguards and employee confidentiality agreements. Although the Registrant has manufacturing and design patents and pending patent applications, and although the Registrant will continue to seek the supplemental protection afforded by patents, the Registrant generally considers protection of its products, processes and materials to be more dependent upon proprietary knowledge and on rapid assimilation of innovations than on patent protection.

ITEM 2.  PROPERTIES

   The Registrant conducts its administrative, production and research and development activities in New York and Florida. The Registrant's primary production facilities are located at 10 Stepar Place, 15 Stepar Place and One Norden Lane, Huntington Station, New York and 2201 Corporate Square Boulevard, Jacksonville, Florida; its principal executive office is located at 17 Stepar Place, Huntington Station, New York; and its principal research and development facility is located at 2201 Corporate Square Boulevard, Jacksonville, Florida. The following table sets forth the address of each facility, its primary function, the square footage occupied by the Registrant and whether the facility is leased or owned.

                                  Primary                Square Footage         Type of
Address of Facility               Function                  Occupied           Occupancy
- -------------------               --------                  --------           ---------
One Norden Lane                   Production                  8,400            Owned
Huntington Station, N.Y.

10 Stepar Place                   Production                 10,900            Owned
Huntington Station, N.Y.

15 Stepar Place                   Production                 35,000            Leased from
Huntington Station, N.Y.                                                       Principal Stockholder(1)

17 Stepar Place                   Corporate, sales,          18,000            Owned
Huntington Station, N.Y.          administration

2201 Corporate Square Blvd.       Production, research       53,700            Leased from
Jacksonville, Florida             and development                              Principal Stockholder(1)

Unit 5, Redkiln Way               Sales and distribution      1,600            Owned
Sussex, England                   office

     (1) See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and
Note 8 of Notes to Consolidated Financial Statements.

     In April 1994, the Registrant purchased the facility at 10 Stepar Place for the purpose of its white room production. The Registrant began production in this facility in June 1995. The Registrant believes that with the addition of this new facility, it now has adequate capabilities to meet its manufacturing requirements.


ITEM 3.  LEGAL PROCEEDINGS

     The Registrant is not currently a party to any significant legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

      EXECUTIVE OFFICERS

     The executive officers of the Registrant are as follows:

     Victor Insetta, age 56, co-founded the Registrant in 1966 and has served as President and Chief Executive Officer and a Director since its organization.

     Kathleen M. Kelly, age 42, joined the Registrant as secretary to the President in 1974. Later she assumed the duties of Purchasing Manager until November 1989 when she was promoted to Corporate Secretary. On March 7, 1991, she assumed additional responsibilities and was promoted to Vice President Administration.

     Richard Monsorno, age 44, joined the Registrant in 1983 as a Project Engineer. In early 1984, he assumed the duties of Manager of R&D Special Projects. In April 1989, he was promoted to Vice President of Product Development.

     Chester E. Spence, age 57, joined the Registrant in 1993 as Vice President of Marketing and Sales. Prior to his employment with the Registrant he served, from January 1988 to December 1990, as the Manager - Account Marketing - Latin America for International Business Machines Corp. ("IBM") and from January 1991 to August 1993 was a Consultant for IBM.

     Stuart P. Litt, age 55, joined the Registrant in 1996 as Senior Vice President. From January 1989 to August 1990, he served as President of Tech Systems, a division of Datron Inc., a manufacturer of microwave and electrical equipment. From September 1990 until his employment by the Registrant, he served as a consultant to electronic companies. From 1992 until his employment by the Registrant, he served as an associate of OEM Capital, an investment banking firm specializing in the electronics industry. Mr. Litt is currently completing several assignments which commenced prior to his employment by the Registrant which are not expected to interfere with his responsibilities for the Registrant. Upon completion of these assignments, he will devote his full time to the business of the Registrant.

     The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the Registrant.

                                      PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER
         MATTERS

      MARKET INFORMATION

     The Registrant's common stock has been traded on the American Stock Exchange ("AMEX") under the symbol "AMK" since May 15, 1986. The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended June 30, 1996 and June 30, 1995.

                            FISCAL 1996                   FISCAL 1995
                            -----------                   -----------
Quarter Ended:             High      Low                 High      Low
- --------------             ----      ---                 ----      ---
September                $ 17      $ 10 1/2            $ 4 3/8   $ 3 1/8

December                   12 5/8    9                   4         3 1/4

March                      10 1/2    6                   4 3/4     3 7/16

June                       10 1/4    6                  15 7/8     4 1/4


      NUMBER OF STOCKHOLDERS

     As of September 20, 1996, there were approximately 390 holders of record of the Registrant's common stock. The Registrant believes numerous shares are held of record by brokerage and other institutional firms for their customers.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 13 of this report. The Consolidated Financial Statements for the fiscal years ended June 30, 1996 and 1995 include the operations of the Registrant and its wholly-owned subsidiaries, American Technical Ceramics (Florida), Inc., ATC International Technical Ceramics, Inc., and Phase Components Ltd.

      SELECTED FINANCIAL DATA

                                               FISCAL YEARS ENDED JUNE 30,
                                               ---------------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        ----------------------------------------
                                       1996     1995       1994     1993      1992
                                       ----     ----       ----     ----      ----
INCOME STATEMENT DATA:
Net sales .......................... $33,884    $28,630   $23,111   $20,599   $19,359
                                     ========  ========   =======  ========  ========
Gross profit ....................... $11,350    $11,178   $ 8,736   $ 7,323   $ 6,275
                                     ========  ========   =======  ========  ========
Income from operations ............. $ 3,178    $ 2,855   $ 1,634   $ 1,366   $   532
                                     ========  ========   =======  ========  ========
Net income (1) ..................... $ 2,063    $ 1,880   $   997   $   991   $   394
                                     ========  ========   =======  ========  ========
Net income per common and
  common equivalent share (1) ...... $  0.53    $  0.48   $  0.26   $  0.25   $  0.10
                                     ========  ========   =======  ========  ========
Cash dividends paid per common share $    -     $    -    $    -    $    -    $    -
                                     ========  ========   =======  ========  ========

BALANCE SHEET DATA:
Property, plant and equipment, net.. $14,152    $13,379   $ 9,953   $ 8,821   $ 9,130
                                     ========  ========   =======  ========  ========
Total assets ....................... $33,058    $31,624   $26,510   $24,795   $23,871
                                     ========  ========   =======  ========  ========
Long-term debt, less current portion $ 3,642    $ 4,497   $ 3,048   $ 3,423   $ 3,621
                                     ========  ========   =======  ========  ========
Working capital .................... $13,557    $12,979   $12,565   $13,446   $12,335
                                     ========  ========   =======  ========  ========


      QUARTERLY FINANCIAL DATA:

      (unaudited)       (In thousands, except  per share amounts)
                                                                   NET INCOME
    QUARTER ENDED    NET SALES   GROSS PROFIT     NET INCOME       PER SHARE
    -------------    ---------   ------------     ----------       ---------
    Fiscal 1996
    -----------
    September      $     7,855    $     2,637    $       506      $    0.13
    December             7,759          2,120             98           0.03
    March                8,822          3,123            639           0.16
    June                 9,448          3,470            820           0.21
                   ------------   ------------   ------------     ------------
       Total       $    33,884    $    11,350    $     2,063      $    0.53
                   ============   ============   ============     ============

    Fiscal 1995
    -----------
    September      $     6,487    $     2,157    $       395 (1)  $    0.10 (1)
    December             6,515          2,320            126           0.03
    March                7,781          3,100            655           0.17
    June                 7,847          3,601            704           0.18
                   ------------   ------------   ------------     ------------
       Total       $    28,630    $    11,178    $     1,880      $    0.48
                   ============   ============   ============     ============

(1) Net income and net income per common and common equivalent share for fiscal year 1995 includes the cumulative effect of a change in accounting to adopt the provisions of Statement of Financial Accounting Standards No. 115, for certain investments in debt and equity securities effective July 1, 1994, amounting to $152,000, or $.03 per share.

      FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

    Net sales for the fiscal year ended June 30, 1996 were $33,884,000, an increase of 18% over the $28,630,000 recorded in fiscal year 1995. Domestic sales increased by 22% to $22,559,000 in fiscal year 1996 from $18,448,000 in fiscal year 1995. International sales increased by 11% to $11,325,000 in fiscal year 1996 from $10,182,000 in fiscal year 1995. These increases in net sales resulted primarily from the worldwide increase in demand for commercial capacitors which corresponded to the continued growth in areas such as wireless communications, satellite broadcasting, and medical electronics. Demand for the Registrant's thin film products was also strong. Sales of thin film products increased by 116% to $1,452,000 in fiscal year 1996 from $673,000 in fiscal year 1995. The Registrant is currently experiencing weakened demand for its multilayer capacitor products, which management believes is primarily attributable to an excess supply of products in the distribution channel. The Registrant believes that the current weakness is temporary and anticipates that current trends should begin to reverse when many of the Registrant's distributors and customers feel that they have reduced their inventory supplies down to more manageable levels. The Registrant also expects that the recent increase in demand for its thin film products should continue which should offset in part the current weakness in demand for the Registrant's multilayer capacitors. There can be no assurance, however, that this period of weaker demand will not be prolonged or that it will not effect the Registrant's long-term business trends.

    Gross margins were 33.5% of net sales in fiscal year 1996 compared with 39.0% in fiscal year 1995. The substantial increase in demand for the Registrant's products exposed and exacerbated pre-existing problems in the Registrant's manufacturing processes. These problems negatively impacted product yields which, in turn, resulted in higher material, labor and overhead costs. Gross margins were also adversely affected by the costs and expenses associated with the addition of a new chip manufacturing facility and the Registrant's increased investment in its thin film product line which was made to increase production capacity for these products. See "Item 1. BUSINESS -- MANUFACTURING". In addition, average unit selling prices declined in fiscal year 1996 compared to fiscal year 1995 as a result of the change in product mix from higher priced hi-rel and defense related products to lower priced commercial products.

    The Registrant has taken steps to correct the process problems referred to above and believes it currently has them under control. Nevertheless, the Registrant continues to work to improve production yields while also focusing on reducing manufacturing labor costs. The Registrant's margins began to improve during the second half of fiscal year 1996, a trend the Registrant expects to continue to some extent as raw material usage returns to more historical levels. The Registrant believes that the addition of its new manufacturing facility and investment in the thin film product line will enable it to meet current demand for its products.

    Operating expenses totaled $8.2 million, or 24% of net sales, compared with $8.3 million, or 29% of net sales, in fiscal year 1995. Selling expenses decreased by $368,000 to $3,783,000 in fiscal year 1996 as compared to $4,151,000 in fiscal year 1995. The decrease in selling expenses was the result of a lower sales commission rate to representative organizations and selling employees, a scaled back but more focused advertising and promotional program and the absence of an executive sales quota bonus in the fiscal year ended June 30, 1996 as compared to the fiscal year ended June 30, 1995.

    General and administrative expenses increased by $125,000 to $2,852,000 in fiscal year 1996, as compared to $2,727,000 in fiscal year 1995, primarily as a result of a stock bonus granted to a vice president.

   Research and development expenses increased by $92,000 to $1,537,000 in fiscal year 1996 as compared to $1,445,000 in fiscal year 1995. The increase in expenses was the result of an increase in research and development personnel and the resultant increase in salaries and related payroll and benefits costs. The Registrant anticipates that research and development expenditures, expressed as a percentage of net sales, will continue at levels approximately comparable to that of the latest fiscal year.

    Net interest expense was $254,000 in fiscal year 1996 compared to net interest expense of $188,000 in fiscal year 1995. The increase in the net interest expense was the result of the incremental interest incurred on two $1.0 million capital equipment loans secured in March 1995. See "Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES".

    The Registrant recorded other income of $323,000 in fiscal year 1996 as compared to other expense of $199,000 in fiscal year 1995. Other income in the current fiscal year includes $333,000 of net realized gains on sales of investments. Other expense in fiscal year 1995 included net realized losses on sales of investments of $191,000.

    The effective income tax rate for fiscal year 1996 was approximately 37% as compared to an effective rate of approximately 30% for fiscal year 1995. The higher rate in fiscal year 1996 was primarily the result of the foreign sales corporation benefit and certain tax credits which the Registrant availed itself of in fiscal year 1995 that were not available in fiscal year 1996.

    As a result of the foregoing, the Registrant reported net income of $2,063,000, or $.53 per share, for fiscal year 1996 as compared with net income of $1,880,000, or $.48 per share, in fiscal year 1995.

      FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

    Net sales for the fiscal year ended June 30, 1995 were $28,630,000, an increase of 24% over the $23,111,000 recorded in fiscal year 1994. Domestic sales increased by 22% to $18,448,000 in fiscal year 1995 from $15,070,000 in fiscal year 1994. International sales increased by 27% to $10,182,000 in fiscal year 1995 from $8,041,000 in fiscal year 1994. Significantly higher unit shipment volumes more than offset a decrease in average unit selling prices for the majority of the Registrant's product lines. The increase in sales in fiscal year 1995 was the result of several positive sales trends including unparalleled demand for capacitors in commercial applications, such as wireless technologies and satellite transmissions, as well as renewed demand for high-reliability or non-commercial products. The increased demand was apparent on a global scale as the Registrant's rate of sales growth accelerated both in the United States and in foreign markets.

    Gross margins were 39.0% of net sales in fiscal year 1995 compared with 37.8% in fiscal year 1994. The increase in gross margins was attributable to lower per unit production costs as a result of higher factory utilization and greater economies of scale in fiscal year 1995 as compared to fiscal year 1994. Operating expenses totaled $8.3 million, or 29% of net sales in fiscal year 1995 compared with $7.1 million, or 31% of net sales, in fiscal year 1994. Selling expenses increased by $692,000 to $4,151,000 in fiscal year 1995 as compared to $3,459,000 in fiscal year 1994. The increase in selling expenses in fiscal year 1995 as compared to fiscal year 1994 was the result of higher variable selling expenses directly attributable to the higher level of net sales. These expenses primarily consisted of higher commissions paid to representative organizations and to the Registrant's sales executives and personnel. General and administrative expenses increased by $322,000 to $2,727,000 in fiscal year 1995, as compared to $2,405,000 in fiscal year 1994. This increase was the result of several factors, including a sales tax assessment by the state of Florida and higher bonuses earned by various executives on the basis of higher profits in fiscal year 1995 compared to fiscal year 1994.

    Expenditures for product research and development increased by $207,000 to $1,445,000 in fiscal year 1995 as compared to $1,238,000 in fiscal year 1994. The increase in research and development expenses was the result of higher salaries in fiscal year 1995 as compared to fiscal year 1994.

    The Registrant recorded net interest expense of $188,000 in fiscal year 1995 compared to net interest income of $91,000 in fiscal year 1994. Net interest expense in fiscal year 1995, as compared to net interest income in fiscal year 1994 was due primarily to lower funds available for investment as a result of significantly higher expenditures for capital equipment and facilities renovation. Other expense was $199,000 in fiscal year 1995 as compared to $265,000 in fiscal year 1994. Other expense in fiscal year 1995 included $191,000 of net realized losses on the sale of investments. Other expense in fiscal year 1994 included unrealized losses on marketable securities of $224,000.

    The effective income tax rate for fiscal year 1995 was approximately 30% as compared to approximately 32% for fiscal year 1994. The slightly lower rate in fiscal year 1995 was primarily due to a higher tax benefit related to the Registrant's foreign sales corporation subsidiary. Effective July 1, 1994, the Registrant adopted the provisions of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). The adoption of SFAS No. 115 resulted in a cumulative effect of a change in accounting principle of $152,000, net of income taxes.

    As a result of the foregoing, the Registrant reported net income of $1,880,000, or $.48 per share, for fiscal year 1995 as compared with net income of $997,000, or $.26 per share, in fiscal year 1994.


      LIQUIDITY AND CAPITAL RESOURCES

    The Registrant's financial position at June 30, 1996 remains strong as evidenced by working capital of $13,557,000 as compared to working capital of $12,979,000 at June 30, 1995. The Registrant's current ratio at June 30, 1996 was 3.7:1 compared to 3.6:1 at June 30, 1995. The Registrant's quick ratio at June 30, 1996 was 2.0:1 compared to 2.1:1 at June 30, 1995.

    Cash and investments decreased to $3,548,000 at June 30, 1996 as compared to $5,221,000 at June 30, 1995. The decrease in cash and investments was primarily the result of cash expended for operating purposes to replenish inventory levels which were at unusually low levels due to the increased demand for the Registrant's products and to upgrade and add machinery and equipment to expand production capacities. Accounts receivable increased by $1,016,000 to $4,913,000 at June 30, 1996 as compared to $3,897,000 at June
30, 1995, as a result of the higher sales in fiscal year 1996 relative to fiscal year 1995 particularly during May and June. Inventories increased by $1,053,000 to $8,758,000 at June 30, 1996 as compared to $7,705,000 at June
30, 1995. The increase in inventory was primarily the result of a planned increase in stock levels to bring them more in line with the higher sales levels and to assure that the Registrant continues to meet high standards for customer delivery, availability and quality.

    Accounts payable and accrued expenses decreased by $376,000 to $3,343,000 at June 30, 1996 as compared to $3,719,000 at June 30, 1995. This decrease was due primarily to lower accounts payable for capital expenditures at June 30, 1996 as compared to June 30, 1995. At June 30, 1996, the Registrant had current income taxes payable of $857,000 relating to the fiscal year's pretax profits including taxes payable by the Registrant's United Kingdom subsidiary.

    Under a lease agreement, dated October 1, 1980, the Registrant leases a manufacturing facility from a partnership controlled by the Registrant's President and principal stockholder. Under the lease, the Registrant is obligated to pay approximately $227,000 per annum. The payments due over the remaining fifteen years of this capital lease total approximately $3,232,000. See Note 4 of Notes to Consolidated Financial Statements and "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

    The Registrant has two loan agreements with a bank aggregating $1,505,000. The loans are payable through February 2000 and require monthly payments of principal and interest aggregating approximately $42,000 in fiscal year 1997. See Note 4 of Notes to Consolidated Financial Statements.

    The Registrant has a term loan with a bank with a remaining balance of $1,235,000 payable through fiscal year 1999 and requires monthly installments of principal and interest of approximately $42,000 in fiscal year 1997. The Registrant used the majority of the proceeds of this loan to prepay the outstanding balance under a pre-existing mortgage note. The balance of the proceeds of approximately $350,000 was used to finance capital equipment expenditures. The loan is subject to certain financial covenants. See Note 4 of Notes to Consolidated Financial Statements.

    The Registrant intends to use cash on hand as well as funds generated from operations to finance budgeted capital expenditures of approximately $2.0 million in fiscal year 1997. Additionally, the Registrant is in negotiations with a bank for a $2.0 million general purpose line-of-credit.

    In June 1990, the Registrant announced a stock purchase program pursuant to which it is authorized to purchase up to $1,000,000 of its common stock. Through June 30, 1996, the Registrant has expended approximately $741,000 to purchase an aggregate of 297,700 shares under this program.

      IMPACT OF NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"), effective for fiscal years beginning after December 15, 1995, requires among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses should be based upon the fair value of the asset, and reported in the period in which the recognition criteria are first applied and met. Management of the Registrant believes that the implementation of SFAS No. 121 will not have a material impact on the Registrant's financial position or results of operations.

    Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS No. 123") establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 defines and encourages a fair value based method of accounting for an employee stock option or similar instrument. However, it allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 Accounting for Stock Issued to Employees ("Opinion 25"). SFAS No. 123 requires that financial statements include certain disclosures about stock-based employee compensation arrangements regardless of which method is used to account for them. Management currently intends to continue accounting for stock-based compensation awarded to employees using Opinion 25.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Registrant's Consolidated Financial Statements and the Notes thereto begin on page F of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

    The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held December 6, 1996 is hereby incorporated by reference.


ITEM 10. EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held December 6, 1996 is hereby incorporated by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and the information relating to beneficial ownership of the Registrant's common stock in the table under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held December 6, 1996 is hereby incorporated by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held December 6, 1996 is hereby incorporated by reference.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS
                                                                     PAGE NO.
                                                                     --------
    Independent Auditors' Report ..................................    F-1
    Consolidated Financial Statements
         Balance Sheets as of June 30, 1996 and 1995 ..............    F-2
         Statements of Earnings for the
              Years Ended June 30, 1996, 1995 and 1994 ............    F-3
         Statements of Stockholders' Equity
              for the Years Ended June 30, 1996, 1995 and 1994 ....    F-4
         Statements of Cash Flows for the
              Years Ended June 30, 1996, 1995 and 1994 ............    F-5
    Notes to Consolidated Financial Statements .................... F-6 - F-15

(b) REPORTS ON FORM 8-K

    The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

(c) EXHIBITS

    Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) (the "Registration Statement") and are incorporated herein by reference to the same exhibit thereto:

EXHIBIT NO.    DESCRIPTION
- -----------    -----------

  3(a)(i)   -  Certificate of Incorporation of the Registrant.
  3(a)(ii)  -  Amendment to Certificate of Incorporation. Incorporated by
               reference to Exhibit 3(a)(ii) to the Registrant's Annual Report
               on Form 10-KSB for the fiscal year ended June 30, 1995 (the
               "1995 10-KSB").
  3(b)(i)   -  By-laws of the Registrant
  9(a)(i)   -  Restated Shareholders' Agreement, dated April 15, 1985, among
               Victor Insetta, Joseph Mezey, Joseph Colandrea and the
               Registrant. Incorporated by reference to Exhibit 9(a)(iii) to the Registration Statement.
 10(b)(i)   -  Lease Agreement between Victor Insetta and the Registrant for
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

EXHIBIT NO.    DESCRIPTION
- -----------    -----------

 10(c)(i)   -  1985 Employee Stock Sale Agreement between the Registrant and various employees. Incorporated by reference to Exhibit 10
               (e) (ii) to the Registration Statement.
 10(c)(ii)  -  Form of Employee Stock Bonus Agreement, dated as of July 1,
               1993, between the Registrant and various employees.
               Incorporated by reference to Exhibit 10(c)(iii) the
               Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (the "1994 10-KSB").
 10(c)(iii) -  Form of Employee Stock Bonus Agreement, dated as of April
               19, 1994, between the Registrant and various employees.
               Incorporated by reference to Exhibit 10(c)(iv) to the 1994
               10-KSB.
 10(c)(iv)  -  Form of Employee Stock Bonus Agreement, dated as of
               April 20, 1995, between the Registrant and various employees.
               Incorporated by reference to Exhibit 10(c)(v) to the 1995
               10-KSB.
 10(e)(i)   -  Lease, effective as of October 1, 1980, between VPI Properties
               Associates, d/b/a VPI Properties Associates, Ltd. and American
               Technical Ceramics (Florida), Inc. Incorporated by reference to
               Exhibit 10 (g) (ii) to the Registration Statement.
 10(e)(ii)  -  Amendment entered into on June 20, 1984 to Lease, effective as of October 1, 1980, between VPI Properties Associates, d/b/a
               VPI Properties Associates, Ltd. and American Technical Ceramics
               (Florida), Inc. Incorporated by reference to Exhibit 10 (g)
               (iii) to the Registration Statement.
 10(f)      -  Purchase Agreement, dated May 31, 1989, by and among Diane
               LaFond Insetta and/or Victor D. Insetta, as custodians for
               Danielle and Jonathan Insetta, and American Technical Ceramics
               Corp., and amendment thereto, dated July 31, 1989. Incorporated by reference to Exhibit 10 (g) to the 1989 10-K.
 10(g)(i)   -  Incentive Stock Option Plan of the Registrant. Incorporated by
               reference to Exhibit 10 (j) (i) to the Registration Statement.
 10(g)(ii)  -  Stock Appreciation Rights Plan of the Registrant.
               Incorporated by reference to Exhibit 10 (j) (iii) to the
               Registration Statement.
 10(g)(iii) -  Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. Incorporated by
               reference to Exhibit 10(i)(iv) to the 1995 10-KSB.
 10(g)(iv)  -  Employment Agreement, dated April 3, 1985, between Victor
               Insetta and the Registrant, as amended. Incorporated by
               reference to Exhibit 10 (i) (vi) to the Registrant's Annual
               Report on Form 10-K for the fiscal year ended June 30, 1993
               (the "1993 10-K").
 10(h)      -  Loan Agreement, dated September 27, 1994, between the Registrant and Barnett Bank of Jacksonville, N.A. Incorporated by
               reference to Exhibit 10(p) to the 1994 10-KSB.
 10(i)      -  Secured Commercial Note, dated as of February 17, 1995, between the Registrant and European American Bank. Incorporated by
               reference to Exhibit 10(q) to the 1995 10-KSB.
 10(j)      -  Secured Commercial Note, dated as of February 17, 1995, between the Registrant and European American Bank. Incorporated
               by reference to Exhibit 10(r) to the 1995 10-KSB.
*10(k)      -  Letters of Agreement, dated June 26, 1996 and August 22,
               1996 between the Registrant and Stuart P. Litt.
 21         -  Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 to the 1993 10-K.
*23         -  Consent of KPMG Peat Marwick LLP.

- ----------------
*Filed herewith.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       AMERICAN TECHNICAL CERAMICS CORP.

                                            BY: /S/ VICTOR INSETTA
                                               ---------------------------
                                                    VICTOR INSETTA
                                                      President


Dated: September 26, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND ON THE DATES AND CAPACITIES INDICATED:

   NAME                             TITLE                         DATE
   ----                             -----                         ----

/S/ VICTOR INSETTA          President and Director          September 26, 1996
- -------------------------   (Principal Executive Officer)
 Victor Insetta


/S/ CHESTER E. SPENCE                                       September 26, 1996
- ----------------------
 Chester E. Spence          Director


/S/ JAMES CONDON            Controller                      September 26, 1996
- -------------------------   (Principal Financial Officer)
 James Condon


/S/ O. JULIAN GARRARD III
- -------------------------
 O. Julian Garrard III      Director                        September 26, 1996


/S/ STUART P. LITT
- -------------------------
 Stuart P. Litt             Director                        September 26, 1996

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page Number
                                                                   -----------

         Independent Auditors' Report ............................    F-1

         Consolidated Balance Sheets - June 30, 1996 and 1995 ....    F-2

         Consolidated Statements of Earnings for the
           Years Ended June 30, 1996, 1995 and 1994 ..............    F-3

         Consolidated Statements of Stockholders' Equity
           for the Years Ended June 30, 1996, 1995 and 1994 ......    F-4

         Consolidated Statements of Cash Flows for the
           Years Ended June 30, 1996, 1995 and 1994 ..............    F-5

         Notes to Consolidated Financial Statements .............. F-6 - F-15


                                      F

                                [LETTERHEAD]


                         Independent Auditors' Report
                         ----------------------------

The Board of Directors and Stockholders
American Technical Ceramics Corp.:

We have audited the accompanying consolidated balance sheets of American Technical Ceramics Corp. and subsidiaries (the Company) as of June 30, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical Ceramics Corp. and subsidiaries as of June 30, 1996, and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in fiscal 1995.


                             KPMG PEAT MARWICK LLP

Jericho, New York
August 30, 1996

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30, 1996                   JUNE 30, 1995
                                                                                 -------------                   -------------
                                                        ASSETS
CURRENT ASSETS:
     Cash (including cash equivalents of approximately
           $1,082,000 and $1,054,000, respectively)                                $2,661,000                      $1,813,000
     Investments                                                                      887,000                       3,408,000
     Accounts receivable, net                                                       4,913,000                       3,897,000
     Inventories                                                                    8,758,000                       7,705,000
     Deferred income taxes                                                            738,000                         738,000
     Other current assets                                                             641,000                         399,000
                                                                                 -------------                   -------------
         Total current assets                                                      18,598,000                      17,960,000
                                                                                 -------------                   -------------
PROPERTY, PLANT AND EQUIPMENT:

     Land                                                                             738,000                         738,000
     Buildings and building under capital lease                                     5,812,000                       5,745,000
     Leasehold improvements                                                         2,090,000                       1,923,000
     Machinery and equipment                                                       19,661,000                      17,429,000
     Furniture, fixtures and other                                                    898,000                       1,186,000
                                                                                 -------------                   -------------
                                                                                   29,199,000                      27,021,000
     Less: Accumulated depreciation                                                15,047,000                      13,642,000
                                                                                 -------------                   -------------
                                                                                   14,152,000                      13,379,000
                                                                                 -------------                   -------------

OTHER ASSETS                                                                          308,000                         285,000
                                                                                 -------------                   -------------
                                                                                  $33,058,000                     $31,624,000
                                                                                 =============                   =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                               $841,000                        $815,000
     Accounts payable                                                               1,128,000                       1,547,000
     Accrued expenses                                                               2,215,000                       2,172,000
     Income taxes payable                                                             857,000                         447,000
                                                                                 -------------                   -------------
         Total current liabilities                                                  5,041,000                       4,981,000
                                                                                 -------------                   -------------

LONG-TERM DEBT                                                                      3,642,000                       4,497,000

DEFERRED INCOME TAXES                                                               1,283,000                       1,080,000
                                                                                 -------------                   -------------
         Total  liabilities                                                         9,966,000                      10,558,000
                                                                                 -------------                   -------------

COMMITMENTS AND CONTINGENCIES                                                          ---                             ---

STOCKHOLDERS' EQUITY:

     Common stock- par value $.01;authorized 20,000,000 shares;
           issued 4,067,501 and 4,067,201 shares, respectively                         41,000                          41,000
     Capital in excess of par value                                                 6,439,000                       6,345,000
     Retained earnings                                                             17,251,000                      15,188,000
                                                                                 -------------                   -------------
                                                                                   23,731,000                      21,574,000
    Unrealized gain on investments available-for-sale                                  12,000                         134,000
    Less: Treasury stock, at cost (183,518 and 193,518 shares, respectively)          572,000                         590,000
              Deferred compensation                                                    ---                             26,000
              Foreign currency translation adjustment                                  79,000                          26,000
                                                                                 -------------                   -------------
           Total stockholders' equity                                              23,092,000                      21,066,000
                                                                                 -------------                   -------------
                                                                                  $33,058,000                     $31,624,000
                                                                                 =============                   =============

         See accompanying notes to consolidated financial statements.

                                      F-2






               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                     FOR THE YEARS ENDED JUNE 30,
                                                                     -------------------------------------------------------------
                                                                         1996                    1995                     1994
                                                                         ----                    ----                     ----
Net sales                                                            $33,884,000             $28,630,000              $23,111,000
Cost of goods sold                                                    22,534,000              17,452,000               14,375,000
                                                                     -----------             -----------              -----------
   Gross profit                                                       11,350,000              11,178,000                8,736,000
                                                                     -----------             -----------              -----------
Selling expenses                                                       3,783,000               4,151,000                3,459,000
General and administrative expenses                                    2,852,000               2,727,000                2,405,000
Research and development expenses                                      1,537,000               1,445,000                1,238,000
                                                                     -----------             -----------              -----------
   Total expenses                                                      8,172,000               8,323,000                7,102,000
                                                                     -----------             -----------              -----------
   Income from operations                                              3,178,000               2,855,000                1,634,000
                                                                     -----------             -----------              -----------
Other (income)expense:
   Interest expense                                                      432,000                 397,000                  315,000
   Interest income                                                      (178,000)               (209,000)                (406,000)
   Other                                                                (323,000)                199,000                  265,000
                                                                     -----------             -----------              -----------
                                                                         (69,000)                387,000                  174,000
                                                                     -----------             -----------              -----------

   Income before provision for income taxes and
   cumulative effect of change in accounting method                    3,247,000               2,468,000                1,460,000

Provision for income taxes                                             1,184,000                 740,000                  463,000
                                                                     -----------             -----------              -----------
   Income before cumulative effect
   of change in accounting method                                     $2,063,000              $1,728,000                 $997,000

Cumulative effect of change in method of
accounting for investments, net of income taxes                               --                 152,000                       --
                                                                     -----------             -----------              -----------

   Net income                                                         $2,063,000              $1,880,000                 $997,000
                                                                     ===========             ===========              ===========
Income per common and common equivalent share,
before cumulative effect of change in accounting method                    $0.53                   $0.45                    $0.26

Cumulative effect of change in accounting method
per common and common equivalent share                                        --                   $0.03                       --
                                                                     -----------             -----------              -----------
Net income per common and common equivalent share                          $0.53                   $0.48                    $0.26
                                                                     ===========             ===========              ===========
Weighted average common and common
equivalent shares outstanding                                          3,880,000               3,877,000                3,900,000
                                                                     ===========             ===========              ===========

         See accompanying notes to consolidated financial statements.
                                      F-3

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                                                                                                  UNREALIZED
                                                                                                    GAIN ON
                                              COMMON STOCK          CAPITAL IN                    INVESTMENTS
                                              ------------           EXCESS OF      RETAINED      AVAILABLE-      TREASURY
                                         SHARES         AMOUNT       PAR VALUE      EARNINGS       FOR-SALE         STOCK
                                         ------         ------       ---------      --------       --------         -----
BALANCE AT JUNE 30, 1993               4,065,211       $41,000       $6,216,000    $12,311,000    $   ---         $(278,000)

Purchase of
treasury stock                           ---           ---              ---            ---            ---          (329,000)

Deferred compensation                    ---           ---               99,000        ---            ---           149,000

Stock award
compensation expense                     ---           ---              ---            ---            ---           ---

Foreign currency
translation adjustment                   ---           ---              ---            ---            ---           ---

Net income                               ---           ---              ---            997,000        ---           ---
                                     ------------    ------------   ------------   ------------    ------------  ------------
BALANCE AT JUNE 30, 1994               4,065,211       $41,000       $6,315,000    $13,308,000    $   ---         $(458,000)

Purchase of
treasury stock                           ---           ---              ---            ---            ---          (148,000)

Deferred compensation                    ---           ---               19,000        ---            ---            16,000

Stock award
compensation expense                     ---           ---              ---            ---            ---           ---

Exercise of stock options                  1,990       ---               11,000        ---            ---           ---

Unrealized gain on
investments available-for-sale           ---           ---              ---            ---            134,000       ---

Foreign currency
translation adjustment                   ---           ---              ---            ---            ---           ---

Net income                               ---           ---              ---          1,880,000        ---           ---

                                     ------------    ------------   ------------   ------------    ------------  ------------
BALANCE AT JUNE 30, 1995               4,067,201       $41,000       $6,345,000    $15,188,000       $134,000     $(590,000)

Stock award
compensation expense                     ---           ---               92,000        ---            ---            18,000

Exercise of stock options                    300       ---                2,000        ---            ---           ---

Unrealized loss on
investments available-for-sale           ---           ---              ---            ---           (122,000)      ---

Foreign currency
translation adjustment                   ---           ---              ---            ---            ---           ---

Net income                               ---           ---              ---          2,063,000        ---           ---

                                     ------------    ------------   ------------   ------------    ------------  ------------
BALANCE AT JUNE 30, 1996               4,067,501       $41,000       $6,439,000    $17,251,000        $12,000     $(572,000)
                                     ------------    ------------   ------------   ------------    ------------  ------------






                              (RESTUBBED FROM ABOVE)

                                                      FOREIGN
                                                      CURRENCY
                                      DEFERRED      TRANSLATION
                                    COMPENSATION     ADJUSTMENT       TOTAL
                                    ------------     ----------       -----

BALANCE AT JUNE 30, 1993             $   ---         $(124,000)    $18,166,000

Purchase of
treasury stock                           ---           ---            (329,000)

Deferred compensation                   (248,000)      ---             ---

Stock award
compensation expense                      90,000       ---              90,000

Foreign currency
translation adjustment                   ---            50,000          50,000

Net income                               ---           ---             997,000
                                     ------------    ------------  ------------
BALANCE AT JUNE 30, 1994               $(158,000)     $(74,000)    $18,974,000

Purchase of
treasury stock                           ---           ---            (148,000)

Deferred compensation                    (35,000)      ---             ---

Stock award
compensation expense                     167,000       ---             167,000

Exercise of stock options                ---           ---              11,000

Unrealized gain on
investments available-for-sale           ---           ---             134,000

Foreign currency
translation adjustment                   ---            48,000          48,000

Net income                               ---           ---           1,880,000

                                     ------------    ------------  ------------
BALANCE AT JUNE 30, 1995                $(26,000)     $(26,000)    $21,066,000

Stock award
compensation expense                      26,000        ---            136,000

Exercise of stock options                ---            ---              2,000

Unrealized loss on
investments available-for-sale           ---            ---           (122,000)

Foreign currency
translation adjustment                   ---            (53,000)       (53,000)

Net income                               ---            ---          2,063,000

                                     ------------    ------------  ------------
BALANCE AT JUNE 30, 1996                 ---           $(79,000)   $23,092,000
                                     ------------    ------------  ------------

         See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE YEARS ENDED JUNE 30,
                                                                              ---------------------------------------------------
                                                                                 1996               1995                 1994
                                                                                 ----               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $2,063,000         $1,880,000             $997,000
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Unrealized loss on marketable securities                                       -                  -              224,000
        Provision for doubtful accounts receivable
           and sales returns                                                      52,000             28,000               45,000
        Depreciation and amortization                                          1,812,000          1,657,000            1,398,000
        (Gain) loss on disposal of fixed assets                                   (8,000)            (5,000)              13,000
        Stock award compensation expense                                         136,000            167,000               90,000
        Provision for deferred income taxes                                      197,000            110,000             (278,000)
        Cumulative effect of change in accounting method
           for investments, net of income taxes                                        -           (152,000)                   -
        Realized (gain) loss on sale of investments                             (333,000)           191,000               (9,000)
    Changes in operating assets and liabilities:
        Accounts receivable, net                                              (1,080,000)          (344,000)            (776,000)
        Inventories                                                           (1,062,000)        (1,377,000)            (206,000)
        Other assets                                                            (262,000)          (124,000)             (57,000)
        Accounts payable, accrued expenses and
           income taxes payable                                                   40,000            795,000            1,165,000
                                                                              -----------        -----------          -----------
    Net cash provided by operating activities                                  1,555,000          2,826,000            2,606,000
                                                                              -----------        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                 (2,586,000)        (4,995,000)          (2,381,000)
         Purchase of investments                                                (502,000)        (3,941,000)          (6,890,000)
         Proceeds from sale of investments                                     3,216,000          4,366,000            7,120,000
         Purchase of Miltech Corp.                                                     -                  -             (339,000)
         Proceeds from sale of fixed assets                                       22,000             12,000                    -
                                                                              -----------        -----------          -----------
   Net cash provided by (used in) investing activities                           150,000         (4,558,000)          (2,490,000)
                                                                              -----------        -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                                            (829,000)        (2,114,000)            (224,000)
         Proceeds from issuance of debt                                                -          3,910,000                8,000
         Payments to acquire treasury stock                                            -           (148,000)            (329,000)
         Proceeds from exercise of stock options                                   2,000             11,000                    -
                                                                              -----------        -----------          -----------
   Net cash (used in) provided by financing activities                          (827,000)         1,659,000             (545,000)
                                                                              -----------        -----------          -----------

        Effect of exchange rate changes on cash                                  (30,000)            21,000               18,000
                                                                              -----------        -----------          -----------
          Net increase (decrease) in cash and cash equivalents                   848,000            (52,000)            (411,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   1,813,000          1,865,000            2,276,000
                                                                              -----------        -----------          -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $2,661,000         $1,813,000           $1,865,000
                                                                              ===========        ===========          ===========

          See accompanying notes to consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

    American Technical Ceramics Corp. and its wholly-owned subsidiaries (the "Company") is engaged in the design, development, manufacture and sale of ceramic multilayer capacitors for commercial and military purposes in the United States and for export primarily to Western Europe. During fiscal years 1996, 1995 and 1994, there were no customers which accounted for 10 percent or more of consolidated revenues. In each of the fiscal years ended June 30, 1996, 1995 and 1994, approximately 13%, 14% and 13%, respectively, of the Company's net sales were to United States military and aerospace contractors. The Company operates in one industry, the manufacture of electronic components.

    In September 1993, the Company acquired substantially all of the assets and business of Miltech Corp., a manufacturer of metalized substrates and circuits for approximately $339,000 in cash. The Company accounted for the acquisition under the purchase method of accounting.

      BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of American Technical Ceramics Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      REVENUE RECOGNITION

    Revenue is recognized as products are shipped.

      CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents, including money market accounts and certificates of deposit.

      INVESTMENTS

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") effective July 1, 1994. Under SFAS No. 115, the Company classifies its investments in debt and equity securities as available-for-sale. Accordingly, these investments are reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax. Classification of investments is determined at acquisition and reassessed at each reporting date. Realized gains and losses are included in the determination of net earnings at the time of sale and are derived using the specific identification method for determining cost of securities sold.

      INVENTORIES

    Inventories are stated at the lower of aggregate cost (first-in, first-out) or market.

                         PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation and amortization are provided primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and building under capital lease                                                30 years
Leasehold improvements                           The lesser of the remaining lease term or 5 years
Machinery and equipment                                                              3 to 10 years
Furniture, fixtures and other                                                         3 to 8 years

      OTHER ASSETS

    Included in other assets as of June 30, 1996 and 1995 is approximately $47,000 and $67,000, respectively, of goodwill and $10,000 and $17,000, respectively, of other intangible assets related to the acquisition of Miltech Corp. These amounts are net of accumulated amortization of $57,000 and $36,000 for goodwill and $18,000 and $12,000 for the other intangibles as of June 30, 1996 and 1995, respectively. The Company amortizes goodwill over five years and other intangibles over approximately four years using the straight-line method. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible balance over its remaining life can be recovered through undiscounted future cash flows of the acquired business.

      INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      FOREIGN CURRENCY TRANSLATION

    The Company translates the financial statements of its foreign subsidiary (located in England) by applying the current exchange rate as of the balance sheet date to the assets and liabilities of the subsidiary and a weighted average rate to such subsidiary's results of operations. The resulting translation adjustment is recorded as a component of stockholders' equity.

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

      ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  2. INVESTMENTS

    As discussed in Note 1, the Company adopted the provisions of SFAS No. 115 effective July 1, 1994. The cumulative effect of this change in the method of accounting for certain investments in debt and equity securities, net of income taxes was $152,000.

    The following table presents the cost, gross unrealized gains and losses and fair value of the investments available-for-sale as of June 30, 1996 and 1995, respectively.

                                              GROSS          GROSS
                                           UNREALIZED     UNREALIZED
1996                            COST          GAINS         LOSSES       FAIR VALUE
- ----                        ------------   ------------   ------------   ------------
Mutual funds                 $  364,000     $   21,000      $      --     $  385,000

Equity securities                 3,000             --          1,000          2,000

U.S. Government
   obligations                  502,000             --          2,000        500,000
                            ------------   ------------   ------------   ------------
                             $  869,000     $   21,000      $   3,000     $  887,000
                            ============   ============   ============   ============

                                              GROSS          GROSS
                                           UNREALIZED     UNREALIZED
1995                            COST          GAINS         LOSSES       FAIR VALUE
- ----                        ------------   ------------   ------------   ------------
Mutual funds                 $  566,000     $   31,000     $   8,000      $  589,000

Equity securities               955,000        135,000         2,000       1,088,000

U.S. Government               1,332,000         37,000            --       1,369,000
   obligations

Certificates of deposit         360,000          2,000            --         362,000
                            ------------   ------------   ------------   ------------
                             $3,213,000     $  205,000     $  10,000      $3,408,000
                            ============   ============   ============   ============

    Gross realized gains of approximately $333,000, $23,000 and $135,000, respectively, are included in other income for fiscal years 1996, 1995 and 1994, respectively. Gross realized losses of approximately $214,000 and $126,000 for fiscal years 1995 and 1994, respectively, are included in other income.

    All of the Company's investments in U. S. Government obligations contractually mature within one to five years from June 30, 1996.


NOTE 3.  INVENTORIES

    Inventories consist of the following:

                                       JUNE 30, 1996       JUNE 30, 1995
                                       -------------       -------------
Raw materials                          $  1,642,000        $  1,296,000

Work in process                           3,413,000           3,316,000

Finished goods                            3,703,000           3,093,000
                                       -------------       -------------
                                       $  8,758,000        $  7,705,000
                                       =============       =============

NOTE 4.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                             JUNE 30, 1996      JUNE 30, 1995
                                             -------------      -------------
         Notes payable to banks               $ 2,740,000        $ 3,490,000
         Obligations under capital leases       1,739,000          1,802,000
         Other notes payable                        4,000             20,000
                                             -------------      -------------
                                                4,483,000          5,312,000
         Less: Current portion                    841,000            815,000
                                             -------------      -------------
              Long-term debt                  $ 3,642,000        $ 4,497,000
                                             =============      =============

    Interest payments during fiscal years 1996, 1995 and 1994 approximated interest expense for those years.

      NOTES  PAYABLE TO BANKS

    Notes payable to banks at June 30, 1996 consists of:

     (i) an unsecured $1.9 million term loan with a remaining balance of $1,235,000 payable in equal monthly installments of principal of approximately $32,000 through September 1999, plus accrued interest at the bank's prime rate (8.25% at June 30, 1996). The loan is subject to certain financial covenants which require, among other things, a minimum level of tangible net worth; and

     (ii) two term loans, aggregating $1,505,000, secured by capital equipment with an approximate net book value of $1,700,000 at June 30, 1996. The remaining balance of the first loan of $733,000, is payable in equal monthly principal installments of approximately $17,000 through February 2000, and bears interest at a fixed rate of 6.85% through February 1997 and 8.85% thereafter. The remaining balance of the second loan of $772,000 bears interest at a fixed rate of 8.85% and is payable in equal monthly installments of approximately $21,000, including interest, through February 2000. Both loans are subject to certain financial covenants which require, among other things, the maintenance of certain financial ratios.

    The following table presents aggregate annual maturities of long-term debt due after fiscal year 1996, excluding the obligations under capital leases:

                         1997                    $  771,000
                         1998                       784,000
                         1999                       803,000
                         2000                       386,000
                                                 ----------
                                                 $2,744,000
                                                 ==========

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

    The leased facility had an original cost of approximately $1,973,000 and has a net book value of approximately $1,001,000 at June 30, 1996. The lease is for a period of 30 years and was capitalized using an interest rate of 10.5%. Monthly payments (including interest) are approximately $19,000 before rental adjustments. The lease agreement provides for a rental adjustment upward (but not downward) based upon the ratio of the Consumer Price Index between October 1988 and October 1996.

    In October 1994, the Company renewed a computer equipment lease to upgrade existing equipment as well as obtain additional equipment. The new equipment has an original cost of $83,000 and a net book value of $54,000 at June 30, 1996. The lease is for a period of five years and was capitalized using an interest rate of 10%. Annual payments, including interest, are approximately $21,000.

    The following sets forth the future minimum lease payments (excluding rental adjustments) under these capital leases by fiscal year and the present value of the minimum lease payments as of June 30, 1996:

               1997                                    $   249,000
               1998                                        249,000
               1999                                        249,000
               2000                                        233,000
               2001                                        227,000
               2002 and thereafter                       2,094,000
                                                       -----------
               Total minimum lease payments              3,301,000
               Less: Amount representing interest        1,562,000
                                                       -----------
               Present value at June 30, 1996            1,739,000
               Less: Current portion                        70,000
                                                       -----------
                                                       $ 1,669,000
                                                       ===========

NOTE 5.  INCOME TAXES

    The provision for income taxes consists of the following:

                                               YEARS ENDED JUNE 30,
                                               --------------------
                                          1996         1995         1994
                                          ----         ----         ----
              CURRENT:
               Federal                 $  767,000   $  447,000   $  578,000
               State                      112,000       50,000       75,000
               Foreign                    108,000      133,000       88,000
                                       -----------  -----------  -----------
                                          987,000      630,000      741,000
                                       ===========  ===========  ===========
              DEFERRED:
               Federal                    197,000      110,000     (278,000)
                                       -----------  -----------  -----------
                Total                  $1,184,000   $  740,000   $  463,000
                                       ===========  ===========  ===========

    The following table reconciles the Federal statutory rate to the Company's effective tax rate:

                                                  YEARS ENDED JUNE 30,
                                                  --------------------
                                             1996        1995         1994
                                             ----        ----         ----
  Tax provision computed at statutory rate   34.0%       34.0%        34.0%

  State tax, net of Federal tax effect        3.2         3.4          3.0

  FSC benefit                                (0.7)       (2.7)        (0.9)
  Tax credits and other                        --        (4.7)        (4.4)
                                           ---------   ----------   ----------
                                             36.5%       30.0%        31.7%
                                           =========   ==========   ==========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are presented below.

                                                 1996            1995
                                              -----------     -----------
    Deferred tax assets:
      Allowance for doubtful accounts
        receivable and sales returns           $ 116,000      $ 108,000

      Inventories, principally due to
        additional costs inventoried for
        tax purposes pursuant to the Tax
        Reform Act of 1986                       380,000        303,000

      Compensated absences accrued
        for financial reporting purposes         109,000        200,000
        Other                                    133,000        127,000
                                              -----------     -----------
                Total deferred tax assets        738,000        738,000
                                              ===========     ===========

    Deferred tax liabilities:
      Plant and equipment, principally due
        to differences in depreciation and
          capitalized interest                (1,277,000)     (1,020,000)

      Unrealized appreciation on
        investments available-for-sale            (6,000)        (60,000)
                                              -----------     -----------
            Total deferred tax liabilities    (1,283,000)     (1,080,000)
                                              ===========     ===========
          Net deferred tax liability          $ (545,000)     $ (342,000)
                                              ===========     ===========

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods which the deferred tax assets are deductible, and reversals of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefits of these deductible differences. Income taxes paid were approximately $774,000, $696,000 and $353,000 for fiscal years 1996, 1995 and 1994, respectively.


NOTE 6.  COMMON STOCK

    In April 1985, the Board of Directors adopted an Incentive Stock Option Plan, which provided for the granting of stock options to employees and officers to purchase not more than 100,000 shares of common stock. This plan terminated in April 1995 and no further options may be granted thereunder. Options under this plan were granted at a price per share equal to the fair market value of the common stock on the date of grant. In addition, each option granted terminates ten years from the date of grant. Further, upon exercise of options under this plan, the recipient is required to enter into a Voting and Transfer Agreement which requires the optionee to vote for certain directors (as defined by the agreement) and in certain cases offer the Company and the principal stockholder the right of first and second refusal, respectively, to purchase any shares acquired under this plan.

    Information with respect to options is as follows:

                                  JUNE 30, 1996      JUNE 30, 1995      JUNE 30, 1994
                                -----------------  ------------------  -----------------
                                 AMOUNT    PRICE    AMOUNT     PRICE    AMOUNT    PRICE
                                --------  -------  --------   -------  --------  -------
Outstanding and exercisable,
   beginning of  year               778    $5.50     2,768     $5.50     2,768    $5.50

Exercised                          (300)    5.50    (1,990)     5.50       -         -
                               ----------         ----------          ----------
Outstanding and exercisable,
   end of year                      478    $5.50       778     $5.50     2,768    $5.50
                               ==========         ==========          ==========

    In June 1990, the Company announced that its Board of Directors had approved a stock purchase program, authorizing the purchase of up to $1,000,000 of the Company's common stock. Purchases can be made in the open market or in privately negotiated transactions. The program may be suspended from time to time or discontinued. As of June 30, 1996, the Company has expended approximately $741,000 to purchase an aggregate of 297,700 shares under this program.


NOTE 7.  COMPENSATION  RELATED TO COMMON STOCK  AWARDS

    Treasury shares have been utilized for all stock awards and accordingly treasury stock has been reduced for the cost of the shares on a specific identification basis, first-in first-out.

    In fiscal year 1996, the Company awarded 10,000 shares of its common stock to an employee for past services rendered. This award resulted in compensation expense of $110,000, measured by the fair market value of the shares on the date of grant.

    In fiscal year 1995, the Company awarded an aggregate of 10,000 shares of its common stock to employees related to services to be provided over the one year period from the date of grant and, as a result, the stock award agreement provided that the Company had an option to repurchase the awarded shares for one cent per share if the recipient was not an employee, for any reason, any time within one year from the date of grant. The market value of the shares awarded in fiscal year 1995 of $35,000, was recorded as deferred compensation, and amortized to expense over the one year period the employees
provided the related services.    In July 1993 and April 1994, the Board of
Directors granted a total of
30,000 and 70,000 restricted shares of the Company's common stock, respectively, to certain employees for past services rendered. The July 1993 stock award had a market value of $49,000 and was recorded as stock award compensation expense. The April 1994 stock award had a market value of $199,000 and was recorded as deferred compensation and was amortized to expense over the one year period the employees provided the related services.

    Compensation expense related to stock awards was $136,000, $167,000 and $90,000 for fiscal years 1996, 1995 and 1994, respectively. Deferred compensation of $26,000, representing the unamortized portion of compensation expense relating to the 1995 award, is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of June 30, 1995.


NOTE 8.  COMMITMENTS

      OPERATING LEASES

    Rent expense under related party operating leases was approximately $569,000, $546,000 and $485,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. At June 30, 1996, the Company was in the process of renegotiating its related party operating leases. It is anticipated that these leases will be extended for terms similar to those of the agreements they replaced. This will obligate the Company for future minimum rent payments of approximately $575,000 per year.

    Rent expense to non-related parties was approximately $25,000, $20,000 and $57,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

      EMPLOYMENT AGREEMENTS

    In September 1992, the Company amended its President's employment agreement, effective October 1992, to provide for an increase in the annual base compensation to $234,000 as well as additional annual compensation equal to 5% of net income before such bonus and income taxes. In February 1993, the agreement was further amended to extend the President's term of employment until March 1, 1995. This amendment further provides for automatic one year renewals of the employment agreement on March 1st of every year subsequent to March 1, 1995, in the absence of written notice to the contrary by either party at least 120 days prior to the March 1st renewal date. In addition, if there is a change in control of the Company or the President's employment is terminated by the Company before the expiration of the agreement other than for cause (as defined in the agreement), the President is entitled to the greater of (a) all compensation due under the remaining term of the agreement, or (b) a payment equal to three times his average annual compensation (including any incentives) over the last five years.

    In connection with the acquisition of Miltech Corp., the active principal became an employee of the Company. The Company entered into an employment agreement with the former principal of Miltech Corp., dated September 10, 1993, which expires on December 31, 1997. Pursuant to the agreement, the former principal is entitled to annual compensation in the amount of $75,000 and an annual bonus equal to the aggregate of $12,500 plus 1 1/2% of gross revenues received by the Company from operations of its metalized substrates business.

NOTE 9.  OTHER DATA

      ACCRUED EXPENSES

    Accrued expenses included in the accompanying consolidated financial statements consist of the following:


                                             JUNE 30, 1996    JUNE 30, 1995
                                              ------------    -------------
         Accrued commissions                   $1,004,000       $  993,000
         Accrued payroll and related expenses   1,049,000        1,011,000
         Other                                    162,000          168,000
                                              ------------    -------------
                                               $2,215,000       $2,172,000
                                              ============    =============


      VALUATION AND QUALIFYING ACCOUNTS

    Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

                                                JUNE 30, 1996    JUNE 30, 1995
                                                -------------    -------------
       Allowance for doubtful accounts
       receivable and sales returns               $ 310,000        $ 290,000
                                                =============    =============

      EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

    Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This Plan covers all employees meeting certain eligibility requirements and allows participants to contribute an amount not to exceed 15% of annual compensation. For the fiscal years ended June 30, 1996, 1995 and 1994, the Company provided a matching contribution of $291,000, $265,000 and $225,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions after five years.

      PROFIT BONUS PLAN

    Effective commencing in fiscal year 1995, the Company adopted a profit bonus plan for the benefit of eligible employees, as defined. The plan provides that for each fiscal year the Board of Directors, in its discretion, shall establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. For fiscal years 1996 and 1995, the Company recognized related compensation expense of $313,000 and $279,000, respectively.


NOTE 10. FOREIGN OPERATIONS

    The Company markets and distributes a portion of its foreign sales through Phase Components Ltd., a wholly-owned subsidiary in the United Kingdom.

    The following table summarizes certain financial information covering the Company's operations in the U.S. and U.K. for fiscal years 1996, 1995 and 1994.

                                     1996          1995         1994
                                     ----          ----         ----
              Net sales
                U.S.              $31,544,000   $26,264,000  $21,079,000
                U.K.                2,340,000     2,366,000    2,032,000
                                  ------------  -----------  ------------
              Total               $33,884,000   $28,630,000  $23,111,000
                                  ============  ===========  ============

              Pretax income
                U.S.              $ 3,006,000   $2,142,000    $1,302,000
                U.K.                  241,000      326,000       158,000
                                  ------------  -----------  ------------
              Total               $ 3,247,000   $2,468,000    $1,460,000
                                  ============  ===========  ============

              Identifiable assets
                U.S.              $31,014,000   $29,394,000  $24,760,000
                U.K.                2,044,000     2,230,000    1,750,000
                                  ------------  -----------  ------------
              Total               $33,058,000   $31,624,000  $26,510,000
                                  ============  ===========  ============

    U.S. sales include $8,985,000, $7,816,000, and $6,009,000 for export in fiscal years 1996, 1995 and 1994, respectively. Export sales were primarily to customers in Europe, Canada and the Far East.


NOTE 11. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, NET, ACCOUNTS PAYABLE,
        AND ACCRUED EXPENSES

    The carrying amount approximates fair value due to the short maturity of these instruments.

      INVESTMENTS

    Cost and fair value of the Company's investments is presented in Note 2. Fair value is based upon quoted market prices.

      LONG-TERM DEBT

    The carrying amounts of each of the Company's long-term debt instruments approximate fair value as the underlying interest rates approximate rates which would be offered to the Company for the same or similar instruments.

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   EXHIBITS

                                      TO

                            ANNUAL REPORT ON 10-KSB
                                 JUNE 30, 1996

                       AMERICAN TECHNICAL CERAMICS CORP.




                               TABLE OF CONTENTS


EXHIBIT NO.:    DESCRIPTION
- ------------    -----------

10(k)        -  Letters of Agreement between the Registrant and Stuart P. Litt


23           -  Consent of KPMG Peat Marwick LLP.