Form 10-Q
period 1996-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1996-11-14
CIK 766430

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

   (X)          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

   ( )         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    ---------


                         COMMISSION FILE NUMBER 1-9125
                         -----------------------------

                       AMERICAN TECHNICAL CERAMICS CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                        11-2113382
    -------------------------------                          ----------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

   17 STEPAR PLACE, HUNTINGTON STATION, NY                          11746
   ---------------------------------------                        ----------
   (Address of principal executive offices)                       (Zip Code)


                                  516-547-5700
                                 --------------
                     (Telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

As of October 30, 1996, the Registrant had outstanding 3,885,461 shares of Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     September 30, 1996     June 30, 1996
                                                                     ------------------     -------------
                              ASSETS                                    (unaudited)
CURRENT  ASSETS:
  Cash (including cash equivalents of approximately
     $1,110,000 and $1,082,000, respectively)                            $ 2,854,000          $ 2,661,000
  Investments                                                                887,000              887,000
  Accounts receivable, net                                                 4,216,000            4,913,000
  Inventories                                                              8,409,000            8,758,000
  Deferred income taxes                                                      738,000              738,000
  Other current assets                                                       527,000              641,000
                                                                         -----------          -----------
    Total current assets                                                  17,631,000           18,598,000
                                                                         -----------          -----------
Property, plant and equipment, net of
  depreciation and amortization of $15,501,000
  and $15,047,000, respectively                                           14,040,000           14,152,000
Other assets, net                                                            298,000              308,000
                                                                         -----------          -----------
                                                                         $31,969,000          $33,058,000
                                                                         ===========          ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                      $   849,000          $   841,000
  Accounts payable                                                           877,000            1,128,000
  Accrued expenses                                                         1,776,000            2,215,000
  Income taxes payable                                                       315,000              857,000
                                                                         -----------          -----------
    Total current liabilities                                              3,817,000            5,041,000
                                                                         -----------          -----------

LONG-TERM DEBT                                                             3,425,000            3,642,000

DEFERRED INCOME TAXES                                                      1,283,000            1,283,000
                                                                         -----------          -----------
    Total  liabilities                                                     8,525,000            9,966,000
                                                                         -----------          -----------
STOCKHOLDERS' EQUITY:

  Common stock- par value $.01;authorized 20,000,000 shares;
    issued 4,067,979 and 4,067,501 shares,respectively                        41,000               41,000
  Capital in excess of par value                                           6,441,000            6,439,000
  Retained earnings                                                       17,586,000           17,251,000
                                                                         -----------          -----------
                                                                          24,068,000           23,731,000
  Unrealized gain on investments available for sale                           12,000               12,000
  Less: Treasury stock, at cost; 183,518 shares for both periods             572,000              572,000
        Foreign currency translation adjustment                               64,000               79,000
                                                                         -----------          -----------
    Total stockholders' equity                                            23,444,000           23,092,000
                                                                         -----------          -----------
                                                                         $31,969,000          $33,058,000
                                                                         ===========          ===========

          See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                     For the Quarter Ended September 30,
                                                                 (unaudited)

                                                           1996               1995
                                                        ----------         ----------
Net sales                                               $8,289,000         $7,855,000
Cost of goods sold                                       5,852,000          5,218,000
                                                        ----------         ----------
   Gross profit                                          2,437,000          2,637,000
                                                        ----------         ----------

Selling, general and administrative expenses             1,488,000          1,637,000
Research and development expenses                          374,000            362,000
                                                        ----------         ----------
   Total expenses                                        1,862,000          1,999,000
                                                        ----------         ----------
   Income from operations                                  575,000            638,000
                                                        ----------         ----------
Other expense (income):
   Interest expense                                        104,000            117,000
   Interest income                                         (44,000)           (78,000)
   Other                                                    (6,000)          (141,000)
                                                        ----------         ----------
                                                            54,000           (102,000)
                                                        ----------         ----------

   Income before provision for income taxes                521,000            740,000

Provision for income taxes                                 186,000            234,000
                                                        ----------         ----------
   Net income                                           $  335,000         $  506,000
                                                        ==========         ==========

Net income per common and common equivalent share            $0.09              $0.13
                                                        ==========         ==========
Weighted average common and common
equivalent shares outstanding                            3,884,000          3,874,000
                                                        ==========         ==========

         See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Three Months Ended September 30,
                                                                              (unaudited)
                                                                      1996                   1995
                                                                     ------                 ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $  335,000             $  506,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                      466,000                445,000
   Stock award compensation expense                                     -                      9,000
   Gain on sale of investments                                          -                   (149,000)
 Changes in operating assets and liabilities:
   Accounts receivable, net                                           702,000               (434,000)
   Inventories                                                        362,000               (636,000)
   Other assets                                                        38,000                (75,000)
   Accounts payable, and accrued expenses                            (691,000)              (569,000)
   Income taxes payable                                              (468,000)               101,000
                                                                   ----------             ----------
 Net cash provided by (used in) operating activities                  744,000               (802,000)
                                                                   ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (354,000)            (1,073,000)
   Proceeds from sale of investments                                    -                  2,358,000
   Proceeds from sale of fixed assets                                   3,000                  -
                                                                   ----------             ----------
 Net cash (used in) provided by investing activities                 (351,000)             1,285,000
                                                                   ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                                       (209,000)              (206,000)
   Issuance of stock                                                    2,000                  -
                                                                   ----------             ----------
 Net cash used in financing activities                               (207,000)              (206,000)
                                                                   ----------             ----------

   Effect of exchange rate changes on cash                              7,000                 (5,000)
                                                                   ----------             ----------
     Net increase in cash and cash equivalents                        193,000                272,000

CASH AND CASH EQUIVALENTS, beginning of period                      2,661,000              1,813,000
                                                                   ----------             ----------
CASH AND CASH EQUIVALENTS, end of period                           $2,854,000             $2,085,000
                                                                   ==========             ==========

         See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)      PRINCIPLES OF CONSOLIDATION:

         The accompanying unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position and results of operations as of and for the three months ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's annual report to stockholders for the year ended June 30, 1996. Results for the three months ended September 30, 1996 are not necessarily indicative of results which could be expected for the entire year.


(2)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                            Sept. 30,       June 30,
                                               1996           1996
                                            ----------     ----------
              Raw materials                 $1,525,000     $1,642,000
              Work-in-process                3,402,000      3,413,000
              Finished goods                 3,482,000      3,703,000
                                            ----------     ----------
                                            $8,409,000     $8,758,000
                                            ==========     ==========

         Interim inventories were determined by the gross profit method (which is intended to approximate a first-in, first-out method) pursuant to which estimated gross profit percentages are applied to net sales.


(3)      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

         Net income per common and common equivalent share has been computed based upon the weighted average number of shares outstanding. Recognition has been given to the assumed exercise, as of the beginning of each period or date of issuance if later, of outstanding options except when their effect would be antidilutive or immaterial.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks and fluctuations in operating results. These risks could cause the Registrant's actual results for fiscal year 1997 and beyond to differ materially from those expressed in any forward-looking statement made by the Registrant.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996
Compared with Three Months Ended September 30, 1995

         Net sales for the three months ended September 30, 1996 increased 6% to $8,289,000 as compared to net sales of $7,855,000 for the comparable period in the prior fiscal year. This increase was primarily the result of higher sales of hi rel and thin film products. Sales of commercial products were lower in the current quarter as compared to the comparable quarter in the prior fiscal year. The Registrant has experienced an increase in demand for its core products in recent weeks which, if sustained, may translate into stronger sales in the months ahead. The backlog of unfilled orders was $6,239,000 at September 30, 1996, compared to $7,890,000 at September 30, 1995 and $6,538,000 at June
30, 1996.

         Gross margin for the three months ended September 30, 1996 was 29.4% of net sales as compared to 33.6% of net sales for the comparable period in the prior fiscal year. As noted above, the Registrant experienced an increase in sales of its larger, lower volume hi rel products. While the Registrant has corrected many of its previously reported process difficulties associated with its smaller, higher volume products (which have accounted for a greater percentage of sales in recent quarters), it is still experiencing some problems with its processes relative to these larger, lower volume products. The Registrant has determined to concentrate the production of these products in its Jacksonville facility and to focus in its New York facility on production of its smaller, higher volume products. The costs associated with this shift also affected the profit margins during the quarter. Management believes that, over time, this shift will accelerate the resolution of the process difficulties associated with the larger, lower volume products and will result in manufacturing efficiencies and improved margins. Additional costs for employee benefits, including medical costs and the costs of severance pay associated with a modest work force reduction, also contributed to the lower margins.

         Total operating expenses for the three months ended September 30, 1996 decreased 7% to $1,862,000 as compared to $1,999,000 in the comparable period in the prior fiscal year. The decrease in operating costs was primarily the result of a decrease in spending on advertising and promotional activities and lower discounts and commissions to distributors and sales representatives. Lower employee hiring expenses in the current year quarter and the effect of certain uncollectible accounts receivable writeoffs in the prior year's quarter also contributed to the decrease in operating costs.

         The Registrant recorded net interest expense of $60,000 in the current period as compared to net interest expense of $39,000 in the comparable period in the prior fiscal year. The increase in net interest expense was the result of lower interest income due to lower funds available for investment in the current year quarter.

         As a result of the foregoing, the Registrant recorded net income of $335,000, or $.09 per common and common equivalent share, for the three months ended September 30, 1996 compared to net income of $506,000, or $.13 per common and common equivalent share, for the comparable period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's financial position at September 30, 1996 remains strong as evidenced by working capital of $13,814,000 and stockholders' equity of $23,444,000. The Registrant's current ratio at September 30, 1996 was 4.6:1 as compared to a current ratio of 3.7:1 at June 30, 1996. The Registrant's quick ratio at September 30, 1996 was 2.4:1 as compared to a quick ratio of 2.0:1 at June 30, 1996.

         Cash and marketable securities increased by $193,000 to $3,741,000 at September 30, 1996 from $3,548,000 at June 30, 1996. Accounts receivable decreased by $697,000 to $4,216,000 at September 30, 1996 from $4,913,000 at
June 30, 1996. Inventories decreased by $349,000 to $8,409,000 at September 30, 1996 from $8,758,000 at June 30, 1996. The decrease in accounts receivable and inventory are primarily related to a slowing of sales growth during recent months and a conscious effort to reduce inventory to more realistic levels in light of the slower sales growth. Accounts payable and accrued expenses decreased by $690,000 to $2,653,000 at September 30, 1996 from $3,343,000 at
June 30, 1996. Accounts payable decreased primarily as a result of generally lower operating expenditures and lower capital equipment expenditures while accrued expenses decreased primarily as a result of the payment in September of bonuses to officers and employees based upon the Registrant's pretax profits in fiscal year 1996. Income taxes paid in the three month period ended September 30, 1996 were $728,000.

         Capital expenditures for the three months ended September 30, 1996 totaled $342,000 of which $299,000 was for machinery and equipment. During the quarter ended September 30, 1996, the Registrant entered into a $2,000,000 revolving line-of-credit with Barnett Bank of Jacksonville, N.A. ("Barnett"). The line-of-credit is subject to certain fees on the unused portion while the outstanding balance bears interest at a rate equal to Barnett's prime rate minus one-half percent (1/2%). Borrowing under the line-of-credit is subject to, among other things, continued compliance with certain financial covenants, including maintenance of asset and liability percentage ratios. There is currently no balance outstanding under this line-of-credit. The Registrant intends to use cash on hand, funds generated from operations and, possibly, funds available under the Barnett line of-credit to finance budgeted capital expenditures of approximately $2.0 million in fiscal year 1997, primarily for replacement of machinery and equipment and to meet other operating requirements.

         In June 1990, the Registrant announced a stock purchase program pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. As of September 30, 1996, the Registrant has expended approximately $741,000 to purchase an aggregate of 297,700 shares under this program.


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

         Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS No. 123") establishes financial accounting and reporting standards for stock- based compensation plans. SFAS No. 123 defines and encourages a fair value based method of accounting for an employee stock option or similar instrument. However, it allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 Accounting for Stock Issued to Employees ("Opinion 25"). SFAS No. 123 requires that financial statements include certain disclosures about stock-based employee compensation arrangements regardless of which method is used to account for them. Management currently intends to continue accounting for stock-based compensation awarded to employees using Opinion 25.

                          PART II - OTHER INFORMATION


ITEMS 1. THROUGH 5.  Not Applicable


ITEM 6.        Exhibits and Reports on Form 8-K

   (a)         Exhibits:

3(a)(i)     -  Certificate of Incorporation of the Registrant.  (1)
3(a)(ii)    -  Amendment to Certificate of Incorporation.  (6)
3(b)(i)     -  By-laws of the Registrant (1)
9(a)(i)     -  Restated Shareholders' Agreement, dated April 15, 1985, among
               Victor Insetta, Joseph Mezey, Joseph Colandrea and the
               Registrant. (1)
10(b)(i)    -  Lease Agreement between Victor Insetta and the Registrant for premises at 15 Stepar Place, Huntington Station, N.Y. (1)
10(b)(ii)   -  Amendment to Lease Agreement, dated May 8, 1984, but effective as of July 14, 1981, between Victor Insetta, d/b/a Stepar
               Leasing Company, and the Registrant. (1)
10(b)(iii)  -  Amendment to Lease Agreement, dated June 15, 1987, but effective as of May 1, 1987, between Victor Insetta, d/b/a Stepar Leasing
               Company, and the Registrant. (2)
10(b)(iv)   -  Amendment to Lease Agreement, dated February 9, 1989, between
               Victor Insetta, d/b/a Stepar Leasing Company, and the
               Registrant. (3)
10(c)(i)    -  1985 Employee Stock Sale Agreement between the Registrant and various employees. (1)
10(c)(ii)   -  Form of Employee Stock Bonus Agreement, dated as of July 1,
               1993, between the Registrant and various employees. (5)
10(c)(iii)  -  Form of Employee Stock Bonus Agreement, dated as of April 19,
               1994, between the Registrant and various employees. (5)
10(c)(iv)   -  Form of Employee Stock Bonus Agreement, dated as of April 20,
               1995, between the Registrant and various employees. (6)
10(e)(i)    -  Lease, effective as of October 1, 1980, between VPI Properties
               Associates, d/b/a VPI Properties Associates, Ltd. and American
               Technical Ceramics (Florida), Inc. (1)
10(e)(ii)   -  Amendment entered into on June 20, 1984 to Lease, effective as of October 1, 1980, between VPI Properties Associates, d/b/a VPI
               Properties Associates, Ltd. and American Technical Ceramics
               (Florida), Inc. (1)
10(f)       -  Purchase Agreement, dated May 31, 1989, by and among Diane
               LaFond Insetta and/or Victor D. Insetta, as custodians for
               Danielle and Jonathan Insetta, and American Technical Ceramics
               Corp., and amendment thereto, dated July 31, 1989. (3)
10(g)(i)    -  Incentive Stock Option Plan of the Registrant.  (1)
10(g)(ii)   -  Stock Appreciation Rights Plan of the Registrant.  (1)

10(g)(iii)  -  Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (6)
10(g)(iv)   -  Employment Agreement, dated April 3, 1985, between Victor
               Insetta and the Registrant, as amended. (4)
10(h)       -  Loan Agreement, dated September 27, 1994, between the Registrant and Barnett Bank of Jacksonville, N.A. (5)
10(i)       -  Secured Commercial Note, dated as of February 17, 1995, between the Registrant and European American Bank. (6)
10(j)       -  Secured Commercial Note, dated as of February 17, 1995, between the Registrant and European American Bank. (6)
10(k)       -  Letters of Agreement, dated June 26, 1996 and August 22, 1996 between the Registrant and Stuart P. Litt. (7)
10(l)       -  Loan Agreement, dated September 25, 1996, between the Registrant and Barnett Bank, N.A.
27          -  Financial Data Schedule

-------------------

1.  Incorporated by reference to the Registration Statement.
2. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.
3. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
4. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
5. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
6. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
7. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

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



                                       AMERICAN TECHNICAL CERAMICS CORP.
                                                 (Registrant)


DATE:  October 30, 1996                BY: /s/ VICTOR INSETTA
                                           ------------------
                                           Victor Insetta
                                           President
                                           (Chief Executive Officer)




DATE:  October 30, 1996                BY: /s/ JAMES CONDON
                                           ----------------
                                           James Condon
                                           Controller
                                           (Principal Financial Officer)