Form 10-Q
period 1996-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 1997-02-07
CIK 766430

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                                   FORM 10-Q

(Mark One)

    [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                      or

    [ ]        Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

             FOR THE TRANSITION PERIOD FROM ________ TO _________



                         COMMISSION FILE NUMBER 1-9125
                         -----------------------------

                       AMERICAN TECHNICAL CERAMICS CORP.
             -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            DELAWARE                                    11-2113382
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


17 STEPAR PLACE, HUNTINGTON STATION, NY               11746
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)


                                 516-547-5700
                     -------------------------------------
                    (Telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  [X]     No [ ]


As of January 24, 1997, the Registrant had outstanding 3,887,761 shares of Common Stock, par value $.01 per share.

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                      DECEMBER 31, 1996      JUNE 30, 1996
                                                      -----------------      -------------
                                                                 (In thousands)
                          ASSETS
CURRENT ASSETS:
     Cash (including cash equivalents of approximately
       $1,274 and $1,082 respectively)                      $3,256                $2,661
     Investments                                             1,379                   887
     Accounts receivable, net                                4,131                 4,913
     Inventories                                             8,809                 8,758
     Deferred income taxes                                     738                   738
     Other current assets                                      637                   641
                                                         ---------             ---------
         Total current assets                               18,950                18,598
                                                         ---------             ---------
Property, plant and equipment, net of
 depreciation and amortization of $15,973
 and $15,047 respectively                                   14,016                14,152
Other assets, net                                              328                   308
                                                         ---------             ---------
                                                           $33,294               $33,058
                                                         =========             =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                        $852                  $841
     Accounts payable                                          964                 1,128
     Accrued expenses                                        2,059                 2,215
     Income taxes payable                                      581                   857
                                                         ---------             ---------
         Total current liabilities                           4,456                 5,041
                                                         ---------             ---------

LONG-TERM DEBT                                               3,211                 3,642

DEFERRED INCOME TAXES                                        1,280                 1,283
                                                         ---------             ---------
         Total  liabilities                                  8,947                 9,966
                                                         ---------             ---------
STOCKHOLDERS' EQUITY:

     Common stock- par value $.01; authorized
       20,000,000 shares; issued 4,067,979
       and 4,067,501 shares,respectively                        41                    41
     Capital in excess of par value                          6,502                 6,439
     Retained earnings                                      18,303                17,251
                                                         ---------             ---------
                                                            24,846                23,731
    Unrealized gain on investments available for sale            5                    12
    Less: Treasury stock, at cost; 178,718 and 183,518
           shares,respectively                                 595                   572
    Foreign currency translation adjustment                    (91)                   79
                                                         ---------             ---------
           Total stockholders' equity                       24,347                23,092
                                                         ---------             ---------
                                                           $33,294               $33,058
                                                         =========             =========


See accompanying notes to unaudited consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS




                                                               FOR THE QUARTER                    FOR THE SIX,MONTHS
                                                              ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                                              ------------------                  ------------------
                                                              1996          1995                     1996       1995
                                                              ----          ----                    -----       ----
                                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales                                                    $  8,637    $  7,759                 $ 16,926    $ 15,613
Cost of goods sold                                              5,262       5,639                   11,114      10,856
                                                             --------    --------                 --------    --------
   Gross profit                                                 3,375       2,120                    5,812       4,757
                                                             --------    --------                 --------    --------

Selling, general and administrative expenses                    1,888       1,669                    3,377       3,306
Research and development expenses                                 324         424                      697         786
                                                             --------    --------                 --------    --------
   Operating expenses                                           2,212       2,093                    4,074       4,092
                                                             --------    --------                 --------    --------
   Income from operations                                       1,163          27                    1,738         665
                                                             --------    --------                 --------    --------
Other expense (income):
   Interest expense                                                95         103                      199         220
   Interest income                                                (60)        (42)                    (104)       (120)
   Other                                                           10        (180)                       4        (321)
                                                             --------    --------                 --------    --------
                                                                   45        (119)                      99        (221)
                                                             --------    --------                 --------    --------

   Income before provision for income taxes                     1,118         146                    1,639         886

Provision for income taxes                                        401          48                      587         282
                                                             --------    --------                 --------    --------
   Net income                                                $    717    $     98                 $  1,052    $    604
                                                             ========    ========                 ========    ========

Net income per common and common equivalent share            $   0.18    $   0.03                 $   0.27    $   0.16
                                                             ========    ========                 ========    ========
Weighted average common and common
equivalent shares outstanding                                   3,885       3,879                    3,885       3,876
                                                             ========    ========                 ========    ========

See accompanying notes to unaudited consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                                                 1996             1995
                                                                                -----             ----
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $ 1,052         $   604
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                              933             867
        Loss on disposal of fixed assets                                             5              --
        Stock award compensation expense                                            86             128
        Gain on sale of investments                                                 --            (328)
        Provison for doubtful accounts receivable and sales returns                 25              --
    Changes in operating assets and liabilities:
        Accounts receivable, net                                                   810             165
        Inventories                                                                 14          (1,046)
        Other assets                                                              (186)           (144)
        Accounts payable, and accrued expenses                                    (335)           (589)
        Income taxes payable                                                      (163)            (43)
                                                                               -------         -------
    Net cash provided by (used in) operating activities                          2,241            (386)
                                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                     (766)         (1,784)
         Purchase of investments                                                  (502)            (84)
         Proceeds from sale of investments                                          --           3,064
         Proceeds from sale of fixed assets                                          3              --
                                                                               -------         -------
   Net cash (used in) provided by investing activities                          (1,265)          1,196
                                                                               -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                                              (420)           (413)
         Payments to acquire treasury stock                                        (49)             --
         Issuance of stock                                                           3              --
                                                                               -------         -------
   Net cash used in financing activities                                          (466)           (413)
                                                                               -------         -------

        Effect of exchange rate changes on cash                                     85             (28)
                                                                               -------         -------
          Net increase in cash and cash equivalents                                595             369

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,661           1,813
                                                                               -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 3,256         $ 2,182
                                                                               =======         =======

See accompanying notes to unaudited consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)  PRINCIPLES OF CONSOLIDATION:

     The accompanying unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position and results of operations as of and for the quarter and six months ended December 31, 1996 and 1995. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's annual report to stockholders for the year ended June 30, 1996. Results for the six months ended December 31, 1996 are not necessarily indicative of results which could be expected for the entire year.


(2)  INVENTORIES:

     Inventories included in the accompanying consolidated financial statements consist of the following:

                                          Dec. 31,          June 30,
                                           1996               1996
                                       ------------       -----------
                                               (in thousands)
                  Raw materials            $2,225           $1,642
                  Work-in-process           3,239            3,413
                  Finished goods            3,345            3,703
                                         --------         --------
                                           $8,809           $8,758
                                         ========          ========



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

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

     Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, fluctuations in operating results and delays in development of highly complex products. These risks could cause the Registrant's actual results for fiscal year 1997 and beyond to differ materially from those expressed in any forward-looking statement made by the Registrant.


RESULTS OF OPERATIONS
---------------------

Three Months Ended December 31, 1996
Compared with Three Months Ended December 31, 1995
--------------------------------------------------

     Net sales for the three months ended December 31, 1996 increased 11% to $8,637,000 as compared to net sales of $7,759,000 for the comparable quarter in the prior fiscal year. This increase was primarily the result of increased sales across all of the Registrant's product lines, led by particularly strong sales of certain higher margin products and continued increases in sales of thin film products. Sales of these higher margin products tends to be somewhat irregular. Accordingly, it is difficult to predict sales trends for these products. However, the Registrant believes that sales of commercial capacitors and thin film products should fuel the overall growth in sales in the foreseeable future. Orders for all of the Registrant's products were strong in the quarter ended December 31, 1996. The backlog of unfilled orders was $7,356,000 at December 31, 1996 and $6,538,000 at June 30, 1996.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, continued
--------------------------------


     Gross margin for the three months ended December 31, 1996 was 39.1% of net sales as compared to 27.3% for the comparable quarter in the prior fiscal year. The higher gross margin in the current quarter was attributable to several factors, including the positive effect of a manufacturing cost reduction program implemented in August 1996, the correction of process difficulties encountered in the prior year quarter which enabled the Registrant to significantly increase the output of chip elements from its white room operation, and an increase in sales of more premium priced products.

     Total operating expenses for the three months ended December 31, 1996 increased 6% to $2,212,000 as compared to $2,093,000 in the comparable period in the prior fiscal year. The increase in operating expenses was attributable to slightly higher selling, general and administrative expenses. Executive salaries were higher as a result of the addition of a Senior Vice President of Operations and the effect of higher bonus accruals as a result of higher pretax profits.

     Net interest expense amounted to $35,000 in the current quarter as compared to net interest expense of $61,000 in the comparable quarter in the prior fiscal year. The decrease in net interest expense was primarily a result of lower average outstanding borrowings at modestly lower interest rates.

     Other expense amounted to $10,000 in the current quarter as compared to other income of $180,000 in the comparable quarter in the prior fiscal year. The other income in the prior fiscal year quarter resulted primarily from the realized gains on the sale of certain investments.

     The effective income tax rate was 35.9% of income before provision for income taxes for the quarter ended December 31, 1996 as compared to 32.9% for the comparable quarter in the prior fiscal year. The higher effective income tax rate was the result of higher foreign tax credits available in the prior fiscal year quarter.

     As a result of the foregoing, net income amounted to $717,000, or approximately $.18 per common and common equivalent share, for the three months ended December 31, 1996 compared to net income of $98,000, or approximately $.03 per common and common equivalent share, for the comparable period in the prior fiscal year.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, continued
--------------------------------


Six Months Ended December 31, 1996
Compared with Six Months Ended December 31, 1995
------------------------------------------------

     Net sales for the six months ended December 31, 1996 increased 8% to $16,926,000 as compared to net sales of $15,613,000 for the comparable period in the prior fiscal year. The increased sales were a result of higher sales of all of the Registrant's products, with the most significant increases being in sales of certain higher margin products and thin film products.

     Gross margin for the six months ended December 31, 1996 was 34.3% of net sales as compared to 30.5% for the comparable period in the prior fiscal year. The higher gross margin for the current period was primarily the result of improved production process performance and yields and the effects of various cost reduction efforts undertaken in August 1996. Additionally, the Registrant has made progress in resolving process difficulties associated with its production of larger lower volume products.

     Total operating expenses for the six months ended December 31, 1996 decreased less than 1% to $4,074,000 as compared to $4,092,000 in the comparable period in the prior fiscal year. The slight decrease in operating expenses is a result of recent cost control efforts offset in part by higher bonus accruals as a result of higher pretax profits.

     Net interest expense amounted to $95,000 in the current period as compared to net interest expense of $100,000 in the comparable period in the prior fiscal year period. The decrease in net interest expense was primarily a result of lower average outstanding borrowings at modestly lower interest rates and higher average balances of interest-earning cash and investments.

     Other expense amounted to $4,000 for the six months ended December 31, 1996 as compared to other income of $321,000 in the comparable period in the prior fiscal year. The other income in the prior fiscal year period resulted primarily from realized gains on the sale of certain investments.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, continued
--------------------------------


     The effective income tax rate was 35.8% of income before provision for income taxes for the six months ended December 31, 1996 as compared to 31.8% for the comparable period in the prior fiscal year. The higher effective income tax rate was the result of higher foreign tax credits available in the prior fiscal year period.

     As a result of the foregoing, net income amounted to $1,052,000, or approximately $.27 per common and common equivalent share, for the six months ended December 31, 1996 compared to net income of $604,000, or approximately $.16 per common and common equivalent share, for the comparable period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Registrant's financial position at December 31, 1996 remains strong as evidenced by working capital of $14,494,000 and stockholders' equity of $24,347,000. The Registrant's current ratio at December 31, 1996 was 4.3:1 as compared to a current ratio of 3.7:1 at June 30, 1996. The Registrant's quick ratio at December 31, 1996 was 2.3:1 as compared to a quick ratio of 2.0:1 at June 30, 1996.

     Cash and investments increased by $1,087,000 to $4,635,000 at December 31, 1996 from $3,548,000 at June 30, 1996. Accounts receivable decreased by $782,000 to $4,131,000 at December 31, 1996 from $4,913,000 at June 30, 1996.
The decrease in accounts receivable is attributable to somewhat lower sales during the holiday season. Inventories increased by $51,000 to $8,809,000 at December 31, 1996 from $8,758,000 at June 30, 1996. Accounts payable and accrued expenses decreased by $320,000 to $3,023,000 at December 31, 1996 from $3,343,000 at June 30, 1996. The decrease in accounts payable is attributable to lower total purchases of capital equipment and for other operating purposes in the months prior to December 31, 1996 as compared to the months preceding June 30, 1996. The decrease in accrued expenses reflects primarily the payment of pretax profit bonuses in September 1996. Income taxes paid in the six month period ended December 31, 1996 were $863,000.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES, continued
------------------------------------------

     Capital expenditures for the six months ended December 31, 1996 totaled $766,000 of which $692,000 was for machinery and equipment. In September 1996, the Registrant entered into a $2,000,000 revolving line-of-credit with Barnett Bank of Jacksonville, N.A. ("Barnett"). The line-of-credit is subject to certain fees on the unused portion while the outstanding balance bears interest at a rate equal to Barnett's prime rate minus one-half percent (1/2%). Borrowings under the line-of-credit is subject to, among other things, continued compliance with certain financial covenants, including maintenance of asset and liability percentage ratios. There is currently no balance outstanding under this line-of-credit. The Registrant intends to use cash on hand and funds generated from operations to finance budgeted capital expenditures of approximately $2.0 million in fiscal year 1997, primarily for replacement of machinery and equipment and to meet other operating requirements.

     In June 1990, the Registrant announced a stock purchase program pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. As of December 31, 1996, the Registrant has expended approximately $780,000 to purchase an aggregate of 305,900 shares under this program.



                          PART II - OTHER INFORMATION


ITEMS 1. THROUGH 3.     Not Applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders

     Effective at the Annual Meeting of Stockholders of the Registrant held on December 6, 1996, the number of directors constituting the entire board of directors was decreased from six to five. Dr. James Biggers did not stand for reelection. The following individuals, each of whom was elected as a director of the Registrant at the last Annual Meeting of Stockholders, were reelected as directors:

                     Victor Insetta
                     Rubin Blumkin
                     O. Julian Garrard III
                     Stuart P. Litt
                     Chester E. Spence

ITEM 5.   Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K
  (a)    Exhibits:

3(a)(i)   -      Certificate of Incorporation of the Registrant. (1)
3(a)(ii)  -      Amendment to Certificate of Incorporation. (6)
3(b)(i)   -      By-laws of the Registrant. (1)
9(a)(i)   -      Restated Shareholders' Agreement, dated April 15, 1985, among
                 Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                 Registrant. (1)
10(b)(i)  -      Lease Agreement between Victor Insetta and the Registrant for premises at 15 Stepar Place, Huntington Station, N.Y. (1)
10(b)(ii) -      Amendment to Lease Agreement, dated May 8, 1984, but effective as of July 14, 1981, between Victor Insetta, d/b/a Stepar
                 Leasing Company, and the Registrant. (1)
10(b)(iii)-      Amendment to Lease Agreement, dated June 15, 1987, but
                 effective as of May 1, 1987, between Victor Insetta, d/b/a
                 Stepar Leasing Company, and the Registrant. (2)
10(b)(iv) -      Amendment to Lease Agreement, dated February 9, 1989, between
                 Victor Insetta, d/b/a Stepar Leasing Company, and the
                 Registrant.  (3)
10(c)(i)  -      1985 Employee Stock Sale Agreement between the Registrant and various employees. (1)
10(c)(ii) -      Form of Employee Stock Bonus Agreement, dated as of July 1,
                 1993, between the Registrant and various employees. (5)
10(c)(iii)-      Form of Employee Stock Bonus Agreement, dated as of
                 April 19, 1994, between the Registrant and various
                 employees. (5)
10(c)(iv) -      Form of Employee Stock Bonus Agreement, dated as of April 20,
                 1995, between the Registrant and various employees. (6)
10(e)(i)  -      Lease, effective as of October 1, 1980, between VPI Properties
                 Associates, d/b/a VPI Properties Associates, Ltd. and American
                 Technical Ceramics (Florida), Inc. (1)
10(e)(ii) -      Amendment entered into on June 20, 1984 to Lease, effective as of October 1, 1980, between VPI Properties Associates,
                 d/b/a VPI Properties Associates, Ltd. and American Technical
                 Ceramics (Florida), Inc. (1)
10(f)     -      Purchase Agreement, dated May 31, 1989, by and among Diane
                 LaFond Insetta and/or Victor D. Insetta, as custodians
                 for Danielle and Jonathan Insetta, and American Technical
                 Ceramics Corp., and amendment thereto, dated July 31, 1989.
                 (3)
10(g)(i)  -      Incentive Stock Option Plan of the Registrant. (1)
10(g)(ii) -      Stock Appreciation Rights Plan of the Registrant. (1)
10(g)(iii)-      Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (6)
10(g)(iv) -      Employment Agreement, dated April 3, 1985, between Victor
                 Insetta and the Registrant, as amended. (4)

10(h)     -      Loan Agreement, dated September 27, 1994, between the
                 Registrant and Barnett Bank of Jacksonville, N.A.  (5)
10(i)     -      Secured Commercial Note, dated as of February 17, 1995,
                 between the Registrant and European American Bank.  (6)
10(j)     -      Secured Commercial Note, dated as of February 17,  1995,
                 between the Registrant and European American Bank.  (6)
10(k)     -      Letters of Agreement, dated June 26, 1996 and August 22, 1996 between the Registrant and Stuart P. Litt.  (7)
10(l)     -      Loan Agreement, dated September 25, 1996, between the
                 Registrant and Barnett Bank, N.A.
27        -      Financial Data Schedule
------------------

1. Incorporated by reference to the Registrant's Registration Statement on Form S-18.
2. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.
3. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
4. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
5. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
6. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
7. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

          (b)       Reports on Form 8-K:
                    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

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



                                       AMERICAN TECHNICAL CERAMICS CORP.
                                                (Registrant)


DATE:     January 31, 1997            BY:    /s/ VICTOR INSETTA
                                             ------------------
                                                 Victor Insetta
                                                 President
                                                (Chief Executive Officer)




DATE:     January 31, 1997            BY:    /s/ JAMES CONDON
                                             ----------------
                                                 James Condon
                                                 Controller
                                                (Principal Financial Officer)