Form 10-Q
period 1997-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 1997-05-01
CIK 766430

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

    (X)       Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      or

    ( )        Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

             FOR THE TRANSITION PERIOD FROM ________ TO _________


                         COMMISSION FILE NUMBER 1-9125
                         ------------------------------

                       AMERICAN TECHNICAL CERAMICS CORP.
                       ---------------------------------
            (Exact name of Registrant as specified in its charter)


            DELAWARE                                  11-2113382
------------------------------------       ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)


17 STEPAR PLACE, HUNTINGTON STATION, NY                       11746
----------------------------------------                     ------
(Address of principal executive offices)                    (Zip Code)


                                 516-547-5700
                                 ------------
                    (Telephone number, including area code)

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

As of April 18, 1997, the Registrant had outstanding 3,890,761 shares of Common Stock, par value $.01 per share.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                         UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31, 1997 JUNE 30, 1996
                                                                        --------------  -------------
                                    ASSETS
                                                                                 (In thousands)
CURRENT  ASSETS:
     Cash (including cash equivalents of approximately
           $1,397 and $1,082, respectively)                                  $  3,263    $  2,661
     Investments                                                                2,047         887
     Accounts receivable, net                                                   4,708       4,913
     Inventories                                                                8,901       8,758
     Deferred income taxes                                                        738         738
     Other current assets                                                         525         641
                                                                             --------    --------
         Total current assets                                                  20,182      18,598
                                                                             --------    --------
Property, plant and equipment, net of
    depreciation and amortization of $16,434
    and $15,047, respectively                                                  14,019      14,152
Other assets, net                                                                 334         308
                                                                             --------    --------
                                                                             $ 34,535    $ 33,058
                                                                             ========    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                       $    857    $    841
     Accounts payable                                                             925       1,128
     Accrued expenses                                                           2,431       2,215
     Income taxes payable                                                         782         857
                                                                             --------    --------
         Total current liabilities                                              4,995       5,041
                                                                             --------    --------

LONG-TERM DEBT                                                                  2,996       3,642

DEFERRED INCOME TAXES                                                           1,269       1,283
                                                                             --------    --------
         Total  liabilities                                                     9,260       9,966
                                                                             --------    --------
STOCKHOLDERS' EQUITY:

     Common stock- par value $.01;authorized 20,000,000 shares;
           issued 4,067,979 and 4,067,501 shares,respectively                      41          41
     Capital in excess of par value                                             6,521       6,439
     Retained earnings                                                         19,450      17,251
                                                                             --------    --------
                                                                               26,012      23,731
    Unrealized (loss) gain on investments available for sale                      (19)         12
    Less: Treasury stock, at cost; 178,218 and 183,518 shares,respectively        604         572
    Foreign currency translation adjustment                                       114          79
                                                                             --------    --------
           Total stockholders' equity                                          25,275      23,092
                                                                             --------    --------
                                                                             $ 34,535    $ 33,058
                                                                             ========    ========

See accompanying notes to unaudited consolidated financial statements

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS


                                                                          FOR THE QUARTER ENDED          FOR THE NINE MONTHS ENDED
                                                                                 MARCH 31,                        MARCH 31,
                                                                          1997             1996            1997              1996
                                                                          ----             ----            ----              ----

                                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales                                                               $  9,541         $  8,822         $ 26,467         $ 24,435
Cost of goods sold                                                         5,688            5,699           16,801           16,555
                                                                        --------         --------         --------         --------
   Gross profit                                                            3,853            3,123            9,666            7,880
                                                                        --------         --------         --------         --------

Selling, general and administrative expenses                               1,820            1,601            5,197            4,907
Research and development expenses                                            309              429            1,007            1,215
                                                                        --------         --------         --------         --------
   Operating expenses                                                      2,129            2,030            6,204            6,122
                                                                        --------         --------         --------         --------
   Income from operations                                                  1,724            1,093            3,462            1,758
                                                                        --------         --------         --------         --------
Other expense (income):
   Interest expense                                                           91              108              289              328
   Interest income                                                           (67)             (27)            (171)            (147)
   Other                                                                       1                1                6             (320)
                                                                        --------         --------         --------         --------
                                                                              25               82              124             (139)
                                                                        --------         --------         --------         --------

   Income before provision for income taxes                                1,699            1,011            3,338            1,897

Provision for income taxes                                                   552              372            1,139              654
                                                                        --------         --------         --------         --------
   Net income                                                           $  1,147         $    639         $  2,199         $  1,243
                                                                        ========         ========         ========         ========

Net income per common and common equivalent share                       $   0.29         $   0.16         $   0.57         $   0.32
                                                                        ========         ========         ========         ========
Weighted average common and common
equivalent shares outstanding                                              3,888            3,884            3,886            3,879
                                                                        ========         ========         ========         ========


See accompanying notes to unaudited consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE NINE MONTHS ENDED MARCH 31,

                                                                       1997        1996
                                                                       ----        ----
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $ 2,199    $ 1,243
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                   1,400      1,300
        Loss on disposal of fixed assets                                    6         --
        Stock award compensation expense                                  112        137
        Gain on sale of investments                                        --       (333)
        Provison for doubtful accounts receivable and sales returns        30         --
    Changes in operating assets and liabilities:
        Accounts receivable, net                                          205       (835)
        Inventories                                                      (119)      (999)
        Other assets                                                     (123)      (147)
        Accounts payable, and accrued expenses                              4       (669)
        Income taxes payable                                               (9)       181
                                                                      -------    -------
    Net cash provided by (used in) operating activities                 3,705       (122)
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                          (1,255)    (2,060)
         Purchase of investments                                       (1,206)        --
         Proceeds from sale of investments                                 --      3,224
         Proceeds from sale of fixed assets                                 4         --
                                                                      -------    -------
   Net cash (used in) provided by investing activities                 (2,457)     1,164
                                                                      -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                                     (630)      (620)
         Payments to acquire treasury stock                               (64)        --
         Issuance of stock                                                  3         --
                                                                      -------    -------
   Net cash used in financing activities                                 (691)      (620)
                                                                      -------    -------

        Effect of exchange rate changes on cash                            45        (46)
                                                                      -------    -------
          Net increase in cash and cash equivalents                       602        376

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          2,661      1,813
                                                                      -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 3,263    $ 2,189
                                                                      =======    =======

See accompanying notes to unaudited consolidated financial statements.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)      PRINCIPLES OF CONSOLIDATION:

         The accompanying unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position and results of operations as of and for the quarter and nine months ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's annual report to stockholders for the year ended June 30, 1996. Results for the nine months ended March 31, 1997 are not necessarily indicative of results which could be expected for the entire year.


(2)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                              March 31,         June 30,
                                                1997              1996
                                                     (in thousands)
                                             ------------      -----------
                  Raw materials                  $2,510           $1,642
                  Work-in-process                 3,245            3,413
                  Finished goods                  3,146            3,703
                                               --------         --------
                                                 $8,901           $8,758
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


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997
Compared with Three Months Ended March 31, 1996

         Net sales for the three months ended March 31, 1997 increased 8% to $9,541,000 as compared to net sales of $8,822,000 for the comparable quarter in the prior fiscal year. This increase was the result of modest sales increases across most of the Registrant's product lines. The backlog of unfilled orders was $7,618,000 at March 31, 1997 and $6,538,000 at June 30, 1996.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, continued


         Gross margin for the three months ended March 31, 1997 was 40.4% of net sales as compared to 35.4% for the comparable quarter in the prior fiscal year. The higher gross margin in the current quarter was attributable both to increased sales of higher margin products and the Registrant's continued focus on manufacturing efficiencies and cost controls. Historically, sales of the Registrant's higher margin products have not followed predictable sales patterns. Accordingly, the contribution these products made to the increase in gross margins for the quarter ended March 31, 1997 may not be sustained in future periods. The Registrant continues to focus on improving manufacturing operations, production efficiencies and cost controls, and these efforts should moderate the negative effect of any shift in product mix on gross margins.

         Total operating expenses for the three months ended March 31, 1997 increased 5% to $2,129,000 as compared to $2,030,000 in the comparable period in the prior fiscal year. The increase in operating expenses was attributable to modestly higher salaries and wages in selling and general administration and higher bonus expense incurred as a result of higher pretax profits. These higher operating expenses were partially offset by lower stock compensation expense for key executives and increased efficiencies related to other operating expenditures.

         Net interest expense amounted to $24,000 in the current quarter as compared to net interest expense of $81,000 in the comparable quarter in the prior fiscal year. The decrease in net interest expense was attributable to higher interest income as a result of increased cash available for investment, increased income from marketable securities and lower interest expense as a result of lower average outstanding loan balances.

         The effective income tax rate for the quarter ended March 31, 1997 was 32.5% of income before provision for income taxes as compared to 36.8% for the comparable quarter in the prior fiscal year. The lower effective income tax rate was the result of the availability of certain incremental tax benefits in the current quarter, particularly for research and development and foreign sales.

         As a result of the foregoing, net income for the three months ended March 31, 1997 was $1,147,000, or approximately $.29 per common and common equivalent share, compared to net income of $639,000, or approximately $.16 per common and common equivalent share, for the comparable period in the prior fiscal year.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, continued


Nine Months Ended March 31, 1997
Compared with Nine Months Ended March 31, 1996

         Net sales for the nine months ended March 31, 1997 increased 8% to $26,467,000 as compared to net sales of $24,435,000 for the comparable period in the prior fiscal year. The increased sales were a result of higher sales of all of the Registrant's products, with the most significant increases being in sales of certain higher margin capacitor products and thin film products.

         Gross margin for the nine months ended March 31, 1997 was 36.5% of net sales as compared to 32.2% for the comparable period in the prior fiscal year. The higher gross margin for the current period was the result of improved production process performance and yields, the effects of various cost reduction efforts undertaken in August 1996 and increased sales of products carrying a higher gross margin.

         Total operating expenses for the nine months ended March 31, 1997 increased 1% to $6,204,000 as compared to $6,122,000 in the comparable period in the prior fiscal year. The slight increase in expenses was the result of higher bonus expenses as a result of the higher pretax profit level achieved in the current year period as compared to the prior year period and modestly higher selling and administrative salaries partially offset by increased efficiencies related to other operating expenditures.

         Net interest expense amounted to $118,000 in the current period as compared to net interest expense of $181,000 in the comparable period in the prior fiscal year period. The decrease in net interest expense was attributable to higher interest income as a result of increased cash available for investment, increased income from marketable securities and lower interest expense as a result of lower average outstanding loan balances.

         Other expense amounted to $6,000 for the nine months ended March 31, 1997 as compared to other income of $320,000 in the comparable period in the prior fiscal year which resulted primarily from realized gains on the sale of certain investments.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, continued


         The effective income tax rate for the nine months ended March 31, 1997 was 34.1% of income before provision as compared to 34.5% for the comparable period in the prior fiscal year.

         As a result of the foregoing, net income for the nine months ended March 31, 1997 was $2,199,000, or approximately $.57 per common and common equivalent share, compared to net income of $1,243,000, or approximately $.32 per common and common equivalent share, for the comparable period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's financial position at March 31, 1997 remains strong as evidenced by working capital of $15,187,000 and stockholders' equity of $25,275,000. The Registrant's current ratio at March 31, 1997 was 4.0:1 as compared to a current ratio of 3.7:1 at June 30, 1996. The Registrant's quick ratio at March 31, 1997 was 2.3:1 as compared to a quick ratio of 2.0:1 at June 30, 1996.

         Cash and investments increased by $1,762,000 to $5,310,000 at March 31, 1997 from $3,548,000 at June 30, 1996. Accounts receivable decreased by $205,000 to $4,708,000 at March 31, 1997 from $4,913,000 at June 30, 1996 as a result of slightly stronger sales in the weeks preceding June 30, 1996 as compared to the period preceding March 31, 1997. Inventories increased by $143,000 to $8,901,000 at March 31, 1997 from $8,758,000 at June 30, 1996 as a result of higher stocks of raw materials, in part offset by lower levels of work-in-process and finished goods. Accounts payable and accrued expenses increased by $13,000 to $3,356,000 at March 31, 1997 from $3,343,000 at June
30, 1996. While accounts payable decreased as a result of lower levels of expenditures for operating and capital equipment purchases, other accrued expenses increased as a result of higher pretax profit accruals for bonuses for employees and key executives. Income taxes paid in the nine month period ended March 31, 1997 were $1,214,000.

              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES, continued

         In September 1996, the Registrant secured a $2,000,000 revolving line-of-credit from Barnett Bank of Jacksonville, N.A. ("Barnett"). The line-of-credit is subject to certain fees on the unused portion while the outstanding balance bears interest at a rate equal to Barnett's prime rate minus one-half percent (1/2%). Borrowings under the line-of-credit are subject to, among other things, continued compliance with certain financial covenants, including maintenance of asset and liability percentage ratios. There is currently no balance outstanding under this line-of-credit.

          Capital expenditures for the nine months ended March 31, 1997 totaled $1,255,000 of which $1,078,000 was for machinery and equipment. The Registrant intends to use cash on hand and funds generated from operations to finance additional budgeted capital expenditures of approximately $700,000 in fiscal year 1997, primarily for additions to and replacement of machinery and equipment.

         In June 1990, the Registrant announced a stock purchase program pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. As of March 31, 1997, the Registrant has expended approximately $805,000 to purchase an aggregate of 308,400 shares under this program.

                          PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5.     Not Applicable

ITEM 6.           Exhibits and Reports on Form 8-K
     (a)          Exhibits:

  3(a)(i)      -  Certificate of Incorporation of the Registrant.  (1)
  3(a)(ii)     -  Amendment to Certificate of Incorporation.  (6)
  3(b)(i)      -  By-laws of the Registrant. (1)
  9(a)(i)      -  Restated Shareholders' Agreement, dated April 15, 1985, among
                  Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                  Registrant. (1)
  10(b)(i)     -  Lease Agreement between Victor Insetta and the Registrant for premises at 15 Stepar Place, Huntington Station, N.Y. (1)
  10(b)(ii)    -  Amendment to Lease Agreement, dated May 8, 1984, but
                  effective as of July 14, 1981, between Victor Insetta, d/b/a
                  Stepar Leasing Company, and the Registrant. (1)
  10(b)(iii)   -  Amendment to Lease Agreement, dated June 15, 1987, but
                  effective as of May 1, 1987, between Victor Insetta, d/b/a
                  Stepar Leasing Company, and the Registrant. (2)
  10(b)(iv)    -  Amendment to Lease Agreement, dated February 9, 1989, between
                  Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant. (3)
  10(b)(v)     -  Amendment to Lease Agreement, as of January 1, 1997,
                  between Victor Insetta, d/b/a Stepar Leasing Company, and
                  the Registrant.
  10(c)(i)     -  1985 Employee Stock Sale Agreement between the Registrant and various employees. (1)
  10(c)(ii)    -  Form of Employee Stock Bonus Agreement, dated as of
                  July 1, 1993, between the Registrant and various employees.
                  (5)
  10(c)(iii)   -  Form of Employee Stock Bonus Agreement, dated as of
                  April 19, 1994, between the Registrant and various
                  employees. (5)
  10(c)(iv)    -  Form of Employee Stock Bonus Agreement, dated as of
                  April 20, 1995, between the Registrant and various
                  employees. (6)
  10(e)        -  Amendment and Restated Lease, effective as of July 1, 1996, between V.P.I. Properties Associates, d/b/a V.P.I.
                  Properties Associates, Ltd., and American Technical Ceramics
                  (Florida), Inc.
  10(f)        -  Purchase Agreement, dated May 31, 1989, by and among Diane
                  LaFond Insetta and/or Victor D. Insetta, as custodians for
                  Danielle and Jonathan Insetta, and American Technical
                  Ceramics Corp., and amendment thereto, dated July 31, 1989
                  (3).
  10(g)(iii)   -  Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (6)
  10(g)(iv)    -  Employment Agreement, dated April 3, 1985, between Victor
                  Insetta and the Registrant, as amended. (4)

 10(h)         -  Loan Agreement, dated September 27, 1994, between the
                  Registrant and Barnett Bank of Jacksonville, N.A. (5)
 10(i)         -  Secured Commercial Note, dated as of February 17, 1995, between the Registrant and European American Bank. (6)
 10(j)         -  Secured Commercial Note, dated as of February 17, 1995, between the Registrant and European American Bank. (6)
 10(k)         -  Letters of Agreement, dated June 26, 1996 and August 22,
                  1996, between the Registrant and Stuart P. Litt. (7)
 10(l)         -  Loan Agreement, dated September 25, 1996, between the
                  Registrant and Barnett Bank, N.A. (8)
 27            -  Financial Data Schedule
--------------------

1. Incorporated by reference to the Registrant's Registration Statement on Form S-18.
2. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.
3. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
4. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
5. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
6. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
7. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.
8. Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996.
     (b)          Reports on Form 8-K:
                  No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

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



                                       AMERICAN TECHNICAL CERAMICS CORP.
                                                (Registrant)


DATE:          April 25, 1997          BY:      /s/ VICTOR INSETTA
                                                ------------------
                                                Victor Insetta
                                                President
                                                (Chief Executive Officer)




DATE:          April 25, 1997          BY:      /s/ JAMES CONDON
                                                ----------------
                                                James Condon
                                                Controller
                                                (Principal Financial Officer)