Form 10-K
period 1997-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1997-09-26
CIK 766430

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
   (X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

   ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 516/547-5700
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------              -----------------------------------------
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

                                 YES [X]  NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X].

         ON SEPTEMBER 9, 1997, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK (BASED UPON THE CLOSING SALES PRICE OF THE REGISTRANT'S COMMON STOCK ON THE AMERICAN STOCK EXCHANGE ON SUCH DATE) HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $22,258,000. (FOR PURPOSES OF THIS REPORT, ALL OFFICERS AND DIRECTORS HAVE BEEN CLASSIFIED AS AFFILIATES, WHICH CLASSIFICATION SHALL NOT BE CONSTRUED AS AN ADMISSION OF THE AFFILIATE STATUS OF ANY PERSON.)

         ON SEPTEMBER 9, 1997, THE REGISTRANT HAD OUTSTANDING SUCH 3,891,761 SHARES OF COMMON STOCK.

         DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON NOVEMBER 21, 1997 ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.

         EXHIBIT INDEX APPEARS ON PAGES 18-19.

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

         During the fiscal year ended June 30, 1997, the Registrant continued to experience significant increases in sales and profits (a trend which began during the fiscal year ended June 30, 1996) for, among other reasons, the general increase in demand for technology and electronic products in the United States and abroad. The Registrant has responded to the increased demand for its products by expanding production capacities. See " Item 1. BUSINESS -- MANUFACTURING", "Item 2. PROPERTIES" and "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         Management believes the Registrant operates primarily in only one industry segment - the electronic components industry.

    PRODUCTS

         The Registrant's MLCs are currently available in predominantly four physical sizes designated "A" (a .055 inch cube), "B" (a .110 inch cube), "C" (a .250 inch cube) and "E" (a .380 inch cube); in three types of dielectrics: low-loss porcelain (the 100 Series), zero temperature coefficient (the 700 Series) and high dielectric constant (the 200 Series); and in a variety of capacitance values. The 100 Series, the Registrant's basic product line, is widely used in microwave equipment and is the only product line that accounts for more than 15% of the Registrant's consolidated revenue, accounting for 52%, 53% and 56% of the Registrant's revenues in fiscal years 1997, 1996 and 1995, respectively. The 700 Series has a slightly higher dissipation factor than the 100 Series, but because of its lower temperature coefficient is used in certain UHF/Microwave and lower frequency applications. The 200 Series has high packaging density and is used in microcircuits where high capacitance value is needed in a small space.

         The Registrant's MLCs are generally designed for critical performance applications, and are characterized by a high degree of reliability, low power dissipation and ruggedness. The MLCs can be broadly classified as either commercial or "hi-rel", based primarily upon the amount of testing involved. All are subject to precise measurement of capacitance, dissipation factor and insulation resistance. The Registrant's products are used in commercial and military applications, including satellite communications, Personal Communications Systems (PCS) and other wireless communications systems, medical imaging (i.e., magnetic resonance imaging), radio frequency power sources for semiconductor manufacturing, numerous aerospace systems, including radar and electronic warfare, and certain high-speed digital processing equipment. For the fiscal years ended June 30, 1997, 1996 and 1995, the Registrant estimates that approximately 13%, 13% and 14% of sales, respectively, were sales of hi-rel products. The customers for these products included domestic aerospace contractors, manufacturers of communications satellites and satellite equipment, the U.S. military and other critically sensitive applications users. Approximately 55%, 54% and 50% of sales in fiscal years 1997, 1996 and 1995, respectively, were to other domestic customers; and approximately 32%, 33% and 36% of sales in such fiscal years, respectively, were to foreign customers. See " Item 1. BUSINESS -- CUSTOMERS AND MARKETING -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

         Hi-rel MLCs are principally utilized in applications such as satellites (including commercial communications satellites), high performance military aircraft, spacecraft and missiles, and other defense applications such as radar and electronic countermeasures. The Registrant produces its hi-rel MLCs to precise customer specifications and subjects each hi-rel MLC to a battery of performance and environmental tests. Such performance tests measure capacitance, dissipation factor, insulation resistance and dielectric withstanding voltage. The environmental tests are either designated by customers or specified by the military and include temperature shock tests, humidity tests and tests of life expectancy at elevated temperature and voltage levels.

         For commercial applications, the Registrant produces MLCs to precise performance specifications similar to hi-rel MLCs, individually tests them for certain electrical performance characteristics and conducts additional tests on samples from production lots. However, the Registrant does not subject all such commercial MLCs to environmental tests.

         The Registrant has historically pursued the high-performance MLC market which has commanded high unit selling prices. The MLCs required for these applications constitute a small part of the circuit cost and, because performance requirements are stringent and the cost of component failure high, customers have been willing to pay the higher prices associated with higher performance products. In recent years, the Registrant has accelerated the mechanization of its manufacturing processes to produce certain of its existing MLCs at lower cost for the medium-priced communications market to supplement the range of applications met by its product offerings.

         The Registrant currently intends to continue to pursue selected opportunities in this extended market and is evaluating concepts for additional products to service this potentially lower-cost market.

         The Registrant's Microcap(R), a single layer ceramic capacitor, was developed to meet certain applications where small size is critical and which operate at frequencies extending higher than those for which MLCs are typically chosen. Manufactured and sold in both hi-rel and commercial versions, these products are used in satellite communications and millimeter-wave applications.

         The Registrant has diversified its product line in recent years through the development of product based on thin film technologies. These additional products enable the Registrant to offer custom metalization and patterned substrates for a broad range of hybrid circuit requirements. Typical applications include, among others, microwave attenuators, filters, resistors, amplifiers and capacitors.

    MANUFACTURING

         The Registrant currently manufactures capacitors primarily at two facilities in Huntington Station, New York, which aggregate approximately 46,000 square feet. The manufacturing process for ceramic chip capacitors involves four primary stages. The first stage, the "white room" stage, involves the inspection of raw ceramic powder, casting, dicing and firing. In the second stage, the "termination" stage, the chips are coated with silver. In the third stage, the "finishing" stage, the parts are then customized to specific order requirements for commercial applications. This stage includes, but is not limited to, chip plating, soldering of leads, laser marking and chip packing. If the customer's specifications call for a higher level of precision, the parts are put through a fourth stage, the "hi-rel" stage, where additional testing is performed. The chips are tested electrically and inspected throughout the entire process.

         In fiscal year 1994, the Registrant purchased a building in the vicinity of its existing manufacturing facilities in New York and began construction of a new state-of-the-art chip fabrication facility. This facility, which was placed in operation at the end of fiscal year 1995, is designed to provide better control of the Registrant's manufacturing processes and product quality, while substantially increasing its output capability.

         The Registrant operates another white room and a termination operation at its facility in Jacksonville, Florida, where it produces larger size capacitors and certain other product series. In addition, all of the Registrant's thin film products are manufactured at this location.

         The historical pattern of industry price declines has largely prevented MLC producers, including the Registrant, from increasing prices, and has forced the Registrant and competitors to rely on advances in productivity and efficiency in order to improve profit margins. Accordingly, the Registrant continuously looks to improve the production yields and efficiency of its manufacturing processes. See "Item 1. BUSINESS -- RESEARCH AND DEVELOPMENT".

    CUSTOMERS AND MARKETING

         The Registrant markets its products primarily to manufacturers of microwave and high frequency systems, subsystems and equipment, including original equipment manufacturers, government contractors, and subcontractors. The Registrant promotes its products through specialized trade shows, industry trade journal advertisements and catalog direct mail programs. The Registrant also maintains a site on the world-wide web.

         In fiscal years 1997 and 1996, the Registrant shipped products to approximately 1,500 customers as compared to approximately 1,400 customers in fiscal year 1995. The top ten customers combined accounted for approximately 26%, 27% and 22% of net sales in fiscal years 1997, 1996 and 1995, respectively. No customer accounted for more than 10% of net sales in any of these periods. The Registrant does not typically sell its products under long-term contracts, but rather sells pursuant to a large number of individual purchase orders.

         Customers are invoiced simultaneously with merchandise shipments, and invoices are generally payable on a 30-day basis. Customers are given the option to remit payment beyond normal credit terms and incur a nominal financing charge. Customers may also charge their purchases through the use of a credit / debit card or Electronic Data Interchange. Sales returns are authorized and accepted by the Registrant in the normal course of business. An evaluation of the returned product is performed which typically results in either a credit or a shipment of replacement product to customers. The Registrant believes that it has provided an adequate reserve for returns in the accompanying consolidated financial statements.

         The Registrant sells its products through independent sales representatives, who are compensated on a commission basis, and distributors, who purchase products from the Registrant for resale. In general, the Registrant employs sales representatives in the United States, and both sales representatives and distributors in foreign countries. At June 30, 1997, the Registrant employed approximately 15 sales representative organizations in the United States and approximately 17 sales representative and distributor organizations in foreign countries, principally Western Europe, Canada and the Far East. The Registrant's sales representatives and distributors generally have substantial engineering expertise which enables them to assist the Registrant in providing a high level of service to assist customers in generating product specifications and in providing applications assistance and maintain contact with key customers. The Registrant employs regional sales managers to supervise its sales representatives and distributors and a staff of sales and applications specialists to provide direct contact with and support to customers. See "Item 1. BUSINESS -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

         The Registrant is presently a qualified producer of capacitors with the Defense Logistics Agency of the United States Department of Defense. This qualified status covers several varieties and types of capacitors. Maintenance of its qualified producer status is critical in order for the Registrant to continue to sell its hi-rel military product line. To date, the Registrant has not encountered any difficulty in maintaining its status as a qualified producer, and for some of these product types the Registrant believes it is presently the only supplier with such qualification.

    FOREIGN SALES

         In fiscal years 1997, 1996 and 1995, sales to customers located outside the United States constituted 32%, 33% and 36% of net sales, respectively. The Registrant's overseas customers are located primarily in Western Europe, Canada and the Far East. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING" and Note 9 of Notes to Consolidated Financial Statements. Export sales are made through the Registrant's foreign sales corporation subsidiary. All foreign sales, except sales by the Registrant's wholly-owned subsidiary in Sussex, England, are denominated in United States dollars. In certain circumstances, the Registrant attempts to reduce the risk of doing business in foreign countries by availing itself to irrevocable letters of credit in its favor and by working closely with its foreign representatives and distributors in assessing business environments.

    SALES BACKLOG

         The Registrant's sales backlog was $7,721,000, $6,538,000 and $8,189,000 at June 30, 1997, 1996 and 1995, respectively. Backlog generally represents a large quantity of small orders which are manufactured for shipment within approximately six months following the receipt of a firm purchase order. The Registrant offers its Quik-Pick 48 Hour System(R) program pursuant to which products are shipped within 48 hours from the time the order is placed. This program has consistently gained in popularity with its customers. In order to offer this program, the Registrant has to maintain higher inventory levels of certain products in proportion to total sales than it had in the past and higher than those maintained by some other capacitor manufacturers. The future contribution of the Quik-Pick program to the financial results of the Registrant depends critically on the Registrant's ability to accurately predict customer demand for the various products offered through the program.


    RESEARCH AND DEVELOPMENT

         The technology upon which MLC products is based is subject to continued development of materials and processes to meet the demands of new applications and increased competition. The Registrant's business position is in large part contingent upon the continuous refinement of its technological and engineering expertise and the development of new or enhanced products and technologies. Accordingly, the Registrant believes that its research and development efforts are critical to its continued success.

         The Registrant conducts most of its research and development activities at its facility in Jacksonville, Florida. The principal focus of its research efforts is on developing new products and improving its present product line. In this regard, it is continually seeking to improve its ceramic technology and reduce capacitor size and precious metal content. Frequent contacts between the Registrant's engineering personnel and its customers provide the Registrant with many of its new product concepts. At the end of fiscal year 1997, the Registrant began construction at the Jacksonville facility of a pilot production line to evaluate new materials, processes and products for their potential to meet the needs of lower priced applications. See "Item 1. BUSINESS -- PRODUCTS" and "Item 2. PROPERTIES".

         Expenditures for research and development were approximately $1,433,000, $1,537,000 and $1,445,000 in fiscal years 1997, 1996 and 1995, respectively, representing approximately 4% of net sales for fiscal year 1997 and 5% of net sales for fiscal years 1996 and 1995. The Registrant anticipates that research and development expenditures, expressed as a percentage of net sales, will continue at levels approximately comparable to that of the latest fiscal year.

    RAW MATERIALS

         The principal raw materials used by the Registrant include silver, palladium, other precious metals and titanate powders which are used in ceramics. Precious metals are available from many sources, although palladium is generally available from a limited number of metal dealers who obtain their product requirements from the Republic of South Africa or Russia. The Registrant has not experienced any difficulty in obtaining raw materials necessary for its manufacturing processes.

    COMPETITION

         Competition in the MLC industry is intense and, in general, is based primarily on price. In the hi-rel and UHF/Microwave market segment, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. Potential growth of some commercial market applications may in the future increase the competitive importance of price. The Registrant believes it competes in the UHF/Microwave market with several other manufacturers, including AVX Corporation, Dover Corporation, Tekelek and Murata Electronics North America, most of which are larger and have broader product lines and greater financial, marketing and technical resources than the Registrant. There are other large commodity-type MLC manufacturers who have attempted to develop products for the UHF/Microwave market segment. While the Registrant believes these efforts have not produced significant results to date, there can be no assurance that such efforts will not be successful in the future. Some of the Registrant's new product developments may break new ground in non-competitive industries. Other developments may lead it into markets where there are existing competitors which may have significantly greater financial and technical resources and greater expertise in mass production techniques.

    ENVIRONMENTAL COMPLIANCE

         In the production of capacitors, the Registrant produces hazardous waste in limited quantities. Accordingly, the Registrant's manufacturing operations are subject to various federal, state and local laws restricting the discharge of such waste into the environment. The Registrant recycles some of its hazardous wastes and disposes of the remainder through licensed carriers which are required to deposit such waste at licensed waste sites. The Registrant believes that it is in material compliance with all applicable federal, state and local environmental laws and does not currently anticipate having to make material capital expenditures to remain in compliance therewith.

    PATENTS AND PROPRIETARY INFORMATION

         Although the Registrant has manufacturing and design patents and pending patent applications, and although the Registrant will continue to seek the supplemental protection afforded by patents, the Registrant generally considers protection of its products, processes and materials to be more dependent upon proprietary knowledge and on rapid assimilation of innovations than on patent protection. The Registrant's porcelain and ceramic formulations are considered trade secrets which are protected by internal non-disclosure safeguards and employee confidentiality agreements. There can be no assurance that the steps taken by the Registrant to protect its rights will be adequate to deter misappropriation, or that an independent third party will not develop functionally equivalent technology.

    EMPLOYEES

         At June 30, 1997, the Registrant employed 322 persons at its facilities in New York, of which nine were employed on a part-time basis. The Registrant also employed 130 persons at its facility in Florida, of which four were employed on a part-time basis, and five persons at its facility in the United Kingdom. Of the 457 persons employed by the Registrant, 31 were involved in research and development activities, 363 in manufacturing, testing and as support personnel and 63 in selling and general administrative activities. None of the Registrant's employees are covered by collective bargaining agreements. The Registrant considers its relations with its employees to be satisfactory.

    CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as statements made in press releases and oral statements that may be made by the Registrant or by officers, directors or employees of the Registrant acting on the Registrant's behalf that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Registrant to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. The cautionary statements set forth below identify certain factors that could cause such differences. In addition to statements which explicitly describe risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "plans", "anticipates", or "intends" to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear.

         The Registrant's products are used in the production of a variety of highly complex electronic products manufactured for the military and for commercial use. Accordingly, demand for the Registrant's products is highly dependent upon demand for the products in which they are used. The Registrant's recent results have been impacted positively by the general increase in demand for technology and electronic products in the United States and abroad. There can be no assurance that this demand will continue or that, even if it does continue, the demand for the Registrant's products will continue to increase.

         The Registrant offers a broad variety of products to its customers. Gross margins can vary significantly from product to product and across product lines. Accordingly, a change in the mix of products sold by the Registrant during a particular period could lead to distinctly different financial results for that period as compared to other periods.

         The Registrant expects that international sales will continue to constitute a substantial portion of its total sales. These sales expose the Registrant to certain risks, including, without limitation, barriers to trade, fluctuations in foreign currency exchange rates (which may make the Registrant's products less price competitive), political and economic instability, changes in monetary policy, tariff regulations and other United States and foreign laws and regulations that may apply to the export of the Registrant's products, as well as the generally greater difficulties of doing business abroad.

         The Registrant sells a significant amount of hi-rel products to the United States military. Such sales require the Registrant to be qualified with the Defense Logistics Agency of the United States Department of Defense. The failure to maintain such qualification would have a materially adverse effect on the Registrant's military business. Sales to the military are also subject to various risks, including, without limitation, unpredictable reductions in the funds available to purchase products and contract termination for the convenience of the government.

         The technology upon which the Registrant's products is based is subject to continuous development of materials and processes. The Registrant's business is in large part contingent upon the continuous refinement of its technological and engineering expertise and the development of new or enhanced products and technologies to meet the rapidly developing demands of new applications and increased competition. There can be no assurance that the Registrant will continue to be successful in its efforts to develop new or refine existing products or that it will otherwise be able to timely identify and respond to technological improvements made by its competitors. Significant technological breakthroughs by others could also have a material adverse effect on the Registrant's business.

         The Registrant's business may be adversely affected by difficulties in obtaining raw materials and other items needed for the production of its products, the effects of quality deviations in raw materials and fluctuations in prices of such materials. Palladium, a precious metal used in the production of Registrant's capacitors, is currently available from a limited number of metal dealers who obtain product from the Republic of South Africa or Russia. A cessation or reduction of exports of palladium by the Republic of South Africa or Russia could have a material adverse effect on the Registrant's business.

         Certain raw materials used by the Registrant may fluctuate in price. To the extent that the Registrant is unable to pass on increases in the costs of such materials to its customers, this may adversely affect the gross profit margins of those products using such materials.

         Competition in the MLC industry is intense and, in general, is based primarily on price. In the hi-rel and UHF/Microwave market segments, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Registrant competes with a number of large MLC manufacturers who have broader product lines and greater financial, marketing and technical resources than the Registrant. Potential growth of some commercial market applications may in the future increase the competitive importance of price. There can be no assurance that the Registrant will be able to improve the productivity and efficiency of its manufacturing processes in order to respond to pricing pressures and the failure to do so could have a material adverse effect on the Registrant's business.

         The Registrant produces limited quantities of hazardous wastes in the production of its capacitors. Accordingly, the inherent risks of environmental liability and remediation costs associated with the Registrant's manufacturing operations may result in substantial unforseen liabilities.

         The Registrant has not received any claims that its products or the technologies upon which they are based infringe the intellectual property rights of others. Any such claims in the future may result in the Registrant being required to enter into royalty arrangements, cease manufacturing the infringing products or utilizing the infringing technologies, pay damages or defend litigation, any of which could have a material adverse effect on the Registrant's business.

         The Registrant's business may also be adversely effected by matters and events effecting businesses generally, including, without limitation, political and economic events, labor unrest, Acts of God, war and other events outside of the Registrant's control.

ITEM 2. PROPERTIES

         The Registrant's primary production facilities are located in Huntington Station, New York and Jacksonville, Florida. An additional production facility in Huntington Station, New York is currently under renovation. The Registrant's principal executive office is located in Huntington Station, New York, and its principal research and development facility is located in Jacksonville, Florida. The following table sets forth the address of each facility, its primary function, the square footage occupied by the Registrant and whether the facility is leased or owned.


                                                           SQUARE FOOTAGE
ADDRESS OF FACILITY             PRIMARY FUNCTION              OCCUPIED             TYPE OF OCCUPANCY
-------------------             ----------------              --------             -----------------
10 Stepar Place                 Production                     10,900              Owned
Huntington Station, N.Y.

15 Stepar Place                 Production                     35,000              Leased from
Huntington Station, N.Y.                                                           Principal Stockholder (1)

One Norden Lane                 Under Renovation                8,400              Owned
Huntington Station, N.Y.        (Production)

17 Stepar Place                 Corporate, sales,              18,000              Owned
Huntington Station, N.Y.        administration

2201 Corporate Square Blvd.     Production, research           53,700              Leased from
Jacksonville, Florida           and development                                    Principal Stockholder (1)

Unit 5, Redkiln Way             Sales and distribution          1,600              Owned
Sussex, England                 office

         (1) See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Notes 4 and 7 of Notes to Consolidated Financial Statements.

         In fiscal year 1996, construction was begun on an addition to the Registrant's facility in Jacksonville, Florida, which is leased from a partnership controlled by the Registrant's President and Chief Executive Officer and principal stockholder. This addition, which was placed into service on or about July 1, 1996, houses additional manufacturing operations. Another 10,000 square foot addition is currently under construction at the Jacksonville facility which will house, among other things, a pilot product production line for use in product development and refinement. See "Item 1. BUSINESS -- PRODUCTS -- RESEARCH AND DEVELOPMENT".

         The Registrant believes that its present facilities provide adequate capability to meet its current and near term manufacturing requirements. The Registrant is beginning renovation of its facility at One Norden Lane which will provide even greater capacity and greater flexibility for its manufacturing operations.


ITEM 3. LEGAL PROCEEDINGS

         The Registrant is not currently a party to any significant legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

    EXECUTIVE OFFICERS

         The executive officers of the Registrant are as follows:

         Victor Insetta, age 57, co-founded the Registrant in 1966 and has served as President and Chief Executive Officer and a director of the Registrant since its organization.

         Kathleen M. Kelly, age 43, joined the Registrant as secretary to the President in 1974. Later she assumed the duties of Purchasing Manager until November 1989 when she was appointed Corporate Secretary. In March 1991, she assumed additional responsibilities and was also appointed Vice President - Administration.

         Richard Monsorno, age 45, joined the Registrant in 1983 as a Project Engineer. In early 1984, he assumed the duties of Manager of R&D Special Projects. In April 1989, he was appointed Vice President of Product Development and in August 1996, was appointed Senior Vice President - Technology.

         Chester E. Spence, age 58, joined the Registrant in 1993 as Vice President of Marketing and Sales. Prior to his employment with the Registrant he served, from January 1988 to December 1990, as the Manager - Account Marketing - Latin America for International Business Machines Corp. ("IBM"), and from January 1991 to August 1993, was a Consultant for IBM. Mr. Spence has also served as a director of the Registrant since 1985.

      Stuart P. Litt, age 56, joined the Registrant in September 1996 as Senior Vice President - Operations. From 1992 until his employment by the Registrant, he also served as an associate of OEM Capital, an investment banking firm specializing in the electronics industry. Mr. Litt has also served as a director of the Registrant since 1993.

      The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the Registrant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    MARKET INFORMATION

         The Registrant's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "AMK". The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended June 30, 1997 and June 30, 1996.

                                  FISCAL 1997                         FISCAL 1996
                                  -----------                         -----------
Quarter Ended:              High                Low            High                 Low
--------------              ----                ---            ----                 ---
September                $ 8 11/16           $ 6 3/4         $ 17                $10 1/2
December                   7 3/8               5 5/8           12 5/8              9
March                     10 5/8               6 1/8           10 1/2              6
June                      14 3/4               7 13/16         10 1/4              6

    NUMBER OF STOCKHOLDERS

         As of September 9, 1997, there were approximately 370 holders of record of the Registrant's common stock. The Registrant believes numerous shares are held of record by brokerage and other institutional firms for their customers.

    DIVIDENDS

         The Registrant has not paid dividends on its common stock during the past three fiscal years. It is the present policy of the Registrant's Board of Directors to retain earnings to finance the expansion of the Registrant's operations and not to pay cash dividends on its common stock.

    RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended June 30, 1997, the Registrant issued an aggregate of 18,000 shares of common stock to an officer pursuant to a stock bonus granted to him in connection with his employment. Pursuant to this arrangement, the officer received 1,000 shares on the 15th of each month from October 1996 through May 1997 and an additional 10,000 shares on December 15, 1996. The shares were not registered under the Securities Act of 1933 and were issued in reliance on the exemption provided by Section 4(2) thereunder. Pursuant to the terms of this arrangement, the officer is entitled to receive an additional 16,000 shares of common stock. See "Item 11. EXECUTIVE COMPENSATION" and Notes 6 and 7 of Notes to Consolidated Financial Statements.


ITEM 6. SELECTED FINANCIAL DATA

         The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 14 of this report. The Consolidated Financial Statements include the operations of the Registrant and its wholly-owned subsidiaries, American Technical Ceramics (Florida), Inc., ATC International Technical Ceramics, Inc., and Phase Components Ltd.

                                                  FISCAL YEARS ENDED JUNE 30,
                                                  --------------------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          ----------------------------------------

                                         1997      1996      1995      1994     1993
                                         ----      ----      ----      ----     ----
INCOME STATEMENT DATA:
Net sales ..........................   $36,529   $33,884   $28,630   $23,111   $20,599
                                       =======   =======   =======   =======   =======
Gross profit .......................   $14,260   $11,350   $11,178   $ 8,736   $ 7,323
                                       =======   =======   =======   =======   =======
Income from operations .............   $ 5,578   $ 3,178   $ 2,855   $ 1,634   $ 1,366
                                       =======   =======   =======   =======   =======
Net income (1) .....................   $ 3,429   $ 2,063   $ 1,880   $   997   $   991
                                       =======   =======   =======   =======   =======
Net income per common and
  common equivalent share (1) ......   $  0.88   $  0.53   $  0.48   $  0.26   $  0.25
                                       =======   =======   =======   =======   =======
Cash dividends paid per common share   $  --     $  --     $  --     $  --     $  --
                                       =======   =======   =======   =======   =======

BALANCE SHEET DATA:
Property, plant and equipment, net .   $15,404   $14,152   $13,379   $ 9,953   $ 8,821
                                       =======   =======   =======   =======   =======
Total assets .......................   $37,124   $33,058   $31,624   $26,510   $24,795
                                       =======   =======   =======   =======   =======
Long-term debt, less current portion   $ 3,825   $ 3,642   $ 4,497   $ 3,048   $ 3,423
                                       =======   =======   =======   =======   =======
Working capital ....................   $16,293   $13,557   $12,979   $12,565   $13,446
                                       =======   =======   =======   =======   =======


QUARTERLY FINANCIAL DATA:

(unaudited)                   (In thousands, except per share amounts)

                                                         NET INCOME
QUARTER ENDED    NET SALES     GROSS PROFIT  NET INCOME   PER SHARE
-------------    ---------     ------------  ----------   ---------
Fiscal 1997
September .       $ 8,289       $ 2,437       $   335       $   0.09
December ..         8,637         3,375           717           0.18
March .....         9,541         3,853         1,147           0.29
June ......        10,062         4,595         1,230           0.32
                  -------       -------       -------       --------
   Total ..       $36,529       $14,260       $ 3,429       $   0.88
                  =======       =======       =======       ========

Fiscal 1996
September .       $ 7,855       $ 2,637       $   506       $   0.13
December ..         7,759         2,120            98           0.03
March .....         8,822         3,123           639           0.16
June ......         9,448         3,470           820           0.21
                  -------       -------       -------       --------
   Total ..       $33,884       $11,350       $ 2,063       $   0.53
                  =======       =======       =======       ========

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


    RESULTS OF OPERATIONS

    FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

         Net sales for the fiscal year ended June 30, 1997 were $36,529,000, an increase of 8% over the $33,884,000 recorded in fiscal year 1996. Domestic sales increased by 11% to $24,977,000 in fiscal year 1997 from $22,559,000 in fiscal year 1996. International sales increased by 2% to $11,552,000 in fiscal year 1997 from $11,325,000 in fiscal year 1996. The increase in total net sales resulted primarily from significantly strong demand for specialized application capacitors used in critically sensitive hi-rel areas. Demand for these products across a wide range of product lines was especially strong in the latter part of fiscal year 1997. Hi-rel applications include various military programs, which vary from year-to-year and which the Registrant does not anticipate will represent a significant area of growth in the future, and satellite communications, which the Registrant believes will continue to grow over the next several years. Other areas in which the Registrant believes significant growth may be anticipated include thin film products (which serve many end-use applications) and products for the wireless/PCS infrastructure.

         Gross margins were 39.0% of net sales in fiscal year 1997 compared with 33.5% in fiscal year 1996. The increase in gross margins was attributable to both a shift in product mix to more specialized, critically sensitive hi-rel products, a resolution of some of the general process problems that negatively affected the Registrant for a large part of the prior fiscal year and the general effect of greater production and sales volumes on a generally fixed cost manufacturing base. The Registrant believes that the process problems encountered in the prior fiscal year have been mostly resolved.

         Operating expenses totaled $8.7 million, or 24% of net sales, in fiscal year 1997 compared with $8.2 million, also 24% of net sales, in fiscal year 1996. The increase in operating expenses was primarily attributable to higher bonus expenses for executives, management personnel and employees as a result of a higher pretax profit, higher advertising and promotion costs to promote both older and newer product lines, and the salary and stock compensation associated with the appointment of a new executive officer. These expense increases were partially offset by a reduction in research and development expenses due primarily to a reassignment of certain engineering personnel and related salary expense from research and development to manufacturing overhead.

         Net interest expense was $234,000 in fiscal year 1997 compared to net interest expense of $254,000 in fiscal year 1996. The decrease in net interest expense was attributable to higher interest income as a result of increased cash available for investment, increased income from marketable securities and lower interest expense as a result of lower average outstanding loan balances, partially offset by higher interest expense as a result of additions to obligations under capital lease.

         The Registrant recorded other expense of $6,000 in fiscal year 1997 as compared to other income of $323,000 in fiscal year 1996. Other income in the prior fiscal year consisted of realized gains on the sale of investments.

         The effective income tax rate for fiscal year 1997 was approximately 35.8% as compared to an effective rate of approximately 36.5% for fiscal year 1996. The slightly lower effective income tax rate in fiscal year 1997 was the result of a decrease in the state tax rate and an increase in tax benefits available through the Registrant's foreign sales corporation subsidiary.

         As a result of the foregoing, the Registrant reported net income of $3,429,000, or $.88 per share, for fiscal year 1997 as compared with net income of $2,063,000, or $.53 per share, for fiscal year 1996.


    FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

         Net sales for the fiscal year ended June 30, 1996 were $33,884,000, an increase of 18% over the $28,630,000 recorded in fiscal year 1995. Domestic sales increased by 22% to $22,559,000 in fiscal year 1996 from $18,448,000 in fiscal year 1995. International sales increased by 11% to $11,325,000 in fiscal year 1996 from $10,182,000 in fiscal year 1995. These increases in net sales resulted primarily from the worldwide increase in demand for commercial capacitors which corresponded to the continued growth in areas such as wireless communications, satellite broadcasting and medical electronics. Demand for the Registrant's thin film products was also strong. Sales of thin film products increased by 116% to $1,452,000 in fiscal year 1996 from $673,000 in fiscal year 1995.

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

         Operating expenses totaled $8.2 million, or 24% of net sales, in fiscal year 1996 compared with $8.3 million, or 29% of net sales, in fiscal year 1995. Selling expenses decreased by $368,000 to $3,783,000 in fiscal year 1996 as compared to $4,151,000 in fiscal year 1995. The decrease in selling expenses was the result of a lower sales commission rate to representative organizations and selling employees, a scaled back but more focused advertising and promotional program and the absence of an executive sales quota bonus in the fiscal year ended June 30, 1996 as compared to the fiscal year ended June 30, 1995.

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

         The Registrant recorded other income of $323,000 in fiscal year 1996 as compared to other expense of $199,000 in fiscal year 1995. Other income in fiscal year 1996 includes $333,000 of net realized gains on sales of investments. Other expense in fiscal year 1995 included net realized losses on sales of investments of $191,000.

         The effective income tax rate for fiscal year 1996 was approximately 37% as compared to an effective rate of approximately 30% for fiscal year 1995. The higher rate in fiscal year 1996 was primarily the result of a decreased foreign sales corporation benefit and certain tax credits of which the Registrant availed itself in fiscal year 1995 that were not available in fiscal year 1996.

         As a result of the foregoing, the Registrant reported net income of $2,063,000, or $.53 per share, for fiscal year 1996 as compared with net income of $1,880,000, or $.48 per share, for fiscal year 1995.

    LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's financial position at June 30, 1997 remains strong as evidenced by working capital of $16,293,000 as compared to working capital of $13,557,000 at June 30, 1996. The Registrant's current ratio at June 30, 1997 was 4.2:1 compared to 3.7:1 at June 30, 1996. The Registrant's quick ratio at June 30, 1997 was 2.4:1 compared to 1.9:1 at June 30, 1996.

         Cash and investments increased to $6,957,000 at June 30, 1997 compared to $3,548,000 at June 30, 1996. The increase in cash and investments was primarily the result of the incremental cash generated from profitable operations. Accounts receivable decreased by $393,000 to $4,520,000 at June 30, 1997 as compared to $4,913,000 at June 30, 1996. The decrease in accounts receivable was attributable to slightly faster collections of customer accounts as a result of an increased focus in this area and a shift on the part of some customers to paying electronically and by credit card. Inventories decreased by $40,000 to $9,027,000 at June 30, 1997 as compared to $9,067,000 at June 30,
1996. This decrease was attributable to lower stocks of finished goods, partially offset by higher stocks of raw materials, particularly palladium as a hedge against availability uncertainties and unstable pricing for this primary raw material for the Registrant's products.

         Accounts payable decreased by $294,000 to $834,000 at June 30, 1997 as compared to $1,128,000 at June 30, 1996. The decrease in accounts payable was the result of lower spending for general operating purposes and capital equipment. Accrued expenses increased by $646,000 to $2,861,000 at June 30, 1997 as compared to $2,215,000 at June 30, 1996 as a result of higher accrued bonuses for executives, managers and employees due to higher pretax profits in fiscal year 1997 as compared to fiscal year 1996. At June 30, 1997, the Registrant had current income taxes payable of $571,000 relating to pretax profits for the fiscal year then ended, including taxes payable by the Registrant's United Kingdom subsidiary.

         The Registrant leases a manufacturing facility from a partnership controlled by the Registrant's President and Chief Executive Officer and principal stockholder under a capital lease. The lease was amended and restated as of July 1, 1996, primarily to reflect certain additions to the facility which were placed into service in fiscal year 1997. See "Item 2. PROPERTIES". Under the amended lease, the Registrant is obligated to pay approximately $379,000 per annum. The payments due over the remaining thirteen years of this capital lease, including the portion related to interest, total approximately $5,016,000. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and
Note 4 of Notes to Consolidated Financial Statements.

         In September 1996, the Registrant secured a $2,000,000 revolving line-of-credit from Barnett Bank of Jacksonville, N.A. ("Barnett Bank"). The line-of-credit is subject to certain fees on the unused portion while the outstanding balance bears interest at a rate equal to Barnett Bank's prime rate minus one-half percent (1/2%). Borrowings under the line-of-credit are subject to, among other things, continued compliance with certain financial covenants, including maintenance of asset and liability percentage ratios. There is currently no balance outstanding under this line-of-credit.

         In February 1995, the Registrant entered into two separate loan agreements with European American Bank ("EAB") pursuant to which the Registrant borrowed $2.0 million. Each loan was for $1.0 million, is secured by capital equipment, is subject to certain financial covenants and is payable over a five-year period. The agreement representing the first such loan with EAB provides for payment of 60 monthly installments of a fixed principal payment amount and interest accrued at a fixed rate of 6.85% per annum of the outstanding balance for the first two years and 8.85% per annum thereafter. The agreement representing the second such loan with EAB provides for payment of 60 equal monthly installments of principal and interest accrued at a fixed rate of 8.85% per annum of the outstanding balance for the term of the loan. The aggregate remaining principal balances on these two loans at June 30, 1997 was $1,119,000. The two loan agreements require monthly payments of principal and interest aggregating approximately $42,000 in fiscal year 1998. See Note 4 of Notes to Consolidated Financial Statements.

         In September 1994, the Registrant entered into a term loan agreement with Barnett Bank pursuant to which the Registrant borrowed $1.9 million. The loan is unsecured, is subject to certain financial covenants and is payable over five years in equal monthly installments of principal plus accrued interest at Barnett Bank's prime rate. The aggregate remaining principal balance on the term loan at June 30, 1997 was $855,000. The term loan agreement requires monthly installments of principal and interest of approximately $38,000 in fiscal year 1998. See Note 4 of Notes to Consolidated Financial Statements.

         The Registrant intends to use cash on hand as well as funds generated from operations to finance budgeted capital expenditures of approximately $3.0 million in fiscal year 1998.

         In June 1990, the Registrant announced a stock purchase program pursuant to which it is authorized to purchase up to $1,000,000 of its common stock. Through June 30, 1997, the Registrant has expended approximately $805,000 to purchase an aggregate of 308,400 shares under this program.

    IMPACT OF NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS No. 128") establishes new standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Once adopted, this Statement requires restatement of all prior-period EPS data presented. Management of the Registrant is presently assessing the impact of the adoption of SFAS No. 128 on previously reported EPS information.

         Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management of the Registrant is presently assessing the impact of the adoption of SFAS No. 130 on its consolidated financial statements.

         Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for fiscal years beginning after December 15, 1997. Management of the Registrant is presently assessing the impact of the adoption of SFAS No. 131 on its consolidated financial statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Registrant's Consolidated Financial Statements and the Notes thereto begin on page F of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 21, 1997 is hereby incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 21, 1997 is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and the information relating to beneficial ownership of the Registrant's common stock in the table under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 21, 1997 is hereby incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 21, 1997 is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS
      --------------------
                                                                      PAGE NO.
                                                                      -------
      Index to Consolidated Financial Statements ......................  F
      Independent Auditors' Report.....................................  F-1
      Consolidated Financial Statements
        Balance Sheets as of June 30, 1997 and 1996....................  F-2
        Statements of Earnings
          Years Ended June 30, 1997, 1996 and 1995.....................  F-3
        Statements of Stockholders' Equity
          Years Ended June 30, 1997, 1996 and 1995.....................  F-4
        Statements of Cash Flows
          Years Ended June 30, 1997, 1996 and 1995.....................  F-5
      Notes to Consolidated Financial Statements.....................F-6 - F-16

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

(c)   EXHIBITS
      --------
      Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) (the "Registration Statement") and are incorporated herein by reference to the same exhibit thereto:


EXHIBIT NO.       DESCRIPTION
-----------       -----------

  3(a)(i)     -   Certificate of Incorporation of the Registrant.

  3(a)(ii)    -   Amendment to Certificate of Incorporation. (1)

  3(b)(i)     -   By-laws of the Registrant.

  9(a)(i)     -   Restated Shareholders' Agreement, dated April 15, 1985, among
                  Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                  Registrant.

  10(b)(i)    -   Lease Agreement between Victor Insetta and the Registrant for premises at 15 Stepar Place, Huntington Station, N.Y.

  10(b)(ii)   -   Amendment to Lease Agreement, dated May 8, 1984, but
                  effective as of July 14, 1981, between Victor Insetta, d/b/a
                  Stepar Leasing Company, and the Registrant.

  10(b)(iii)  -   Amendment to Lease Agreement, dated June 15, 1987, but
                  effective as of May 1, 1987, between Victor Insetta, d/b/a
                  Stepar Leasing Company, and the Registrant. (2)

  10(b)(iv)   -   Amendment to Lease Agreement, dated February 9, 1989, between
                  Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant. (3)

  10(b)(v)    -   Amendment to Lease Agreement, as of January 1, 1997, between
                  Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant. (4)

  10(c)(i)    -   1985 Employee Stock Sale Agreement between the Registrant and various employees.

  10(c)(ii)   -   Form of Employee Stock Bonus Agreement, dated as of July 1,
                  1993, between the Registrant and various employees. (5)

  10(c)(iii)  -   Form of Employee Stock Bonus Agreement, dated as of April 19,
                  1994, between the Registrant and various employees. (5)

  10(c)(iv)   -   Form of Employee Stock Bonus Agreement, dated as of April 20,
                  1995, between the Registrant and various employees. (1)

  10(e)       -   Amended and Restated Lease, effective as of July 1, 1996,
                  between V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (4)

  10(f)       -   Purchase Agreement, dated May 31, 1989, by and among Diane
                  LaFond Insetta and/or Victor D. Insetta, as custodians for
                  Danielle and Jonathan Insetta, and American Technical
                  Ceramics Corp., and amendment thereto, dated July 31, 1989
                  (3).

  10(g)(iii)  -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (1)

  10(g)(iv)   -   Employment Agreement, dated April 3, 1985, between Victor
                  Insetta and the Registrant, as amended. (6)

  10(h)       -   Loan Agreement, dated September 27, 1994, between the
                  Registrant and Barnett Bank of Jacksonville, N.A. (5)

  10(i)       -   Secured Commercial Note, dated as of February 17, 1995,
                  between the Registrant and European American Bank. (1)

  10(j)       -   Secured Commercial Note, dated as of February 17, 1995,
                  between the Registrant and European American Bank. (1)

  10(k)(i)    -   Letters of Agreement, dated June 26, 1996 and August 22,
                  1996, between the Registrant and Stuart P. Litt. (7)

  10(k)(ii)   -   Letter Agreement, dated September 11, 1997, between the
                  Registrant and Stuart P. Litt. (9)

  10(l)       -   Loan Agreement, dated September 25, 1996, between the
                  Registrant and Barnett Bank, N.A. (8)

  10(m)       -   American Technical Ceramics Corp. 1997 Stock Option Plan. (9)

  21          -   Subsidiaries of the Registrant. (6)

  27          -   Financial Data Schedule. (9)

--------------
1. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
2. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.
3. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
4. Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended March 31, 1997.
5. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
6. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
7. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.
8. Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996.
9.   Filed herewith.


(d)   FINANCIAL STATEMENT SCHEDULES
      -----------------------------
      Schedules have been omitted since they either are not applicable, not required or the information is included elsewhere herein.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       AMERICAN TECHNICAL CERAMICS CORP.

                                       BY: /S/ VICTOR INSETTA
                                           ------------------
                                           VICTOR INSETTA
                                           President




Dated: September 23, 1997

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

      NAME                             TITLE                      DATE
      ----                             -----                      ----

/s/ VICTOR INSETTA         President and Director           September 23, 1997
------------------         (Principal Executive Officer)
 Victor Insetta


/s/ CHESTER E. SPENCE                                       September 23, 1997
---------------------
 Chester E. Spence         Director


/s/ STUART P. LITT         Director                         September 23, 1997
------------------         (Acting Principal Financial
 Stuart P. Litt            Officer)


/s/ O. JULIAN GARRARD III
-------------------------
 O. Julian Garrard III     Director                         September 23, 1997

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Page Number

Independent Auditors' Report...................................    F-1

Consolidated Balance Sheets as of June 30, 1997 and 1996........   F-2

Consolidated Statements of Earnings
   Years Ended June 30, 1997, 1996 and 1995.....................   F-3

Consolidated Statements of Stockholders' Equity
   Years Ended June 30, 1997, 1996 and 1995.....................   F-4

Consolidated Statements of Cash Flows
   Years Ended June 30, 1997, 1996 and 1995.....................   F-5

Notes to Consolidated Financial Statements..................... F-6 - F-16

KPMG Peat Marwick LLP
Certified Public Accountants


                          Independent Auditors' Report

The Board of Directors and Stockholders
American Technical Ceramics Corp.:

We have audited the accompanying consolidated balance sheets of American Technical Ceramics Corp. and subsidiaries (the Company) as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical Ceramics Corp. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in fiscal 1995.


                                                 KPMG PEAT MARWICK LLP

Jericho, New York
August 20, 1997

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30, 1997   JUNE 30, 1996
                                                                             -------------   -------------
                                     ASSETS

CURRENT ASSETS:
     Cash (including cash equivalents of approximately
           $1,749,000 and $1,082,000, respectively)                            $ 3,500,000   $ 2,661,000
     Investments                                                                 3,457,000       887,000
     Accounts receivable, net                                                    4,520,000     4,913,000
     Inventories                                                                 9,027,000     9,067,000
     Deferred income taxes                                                         438,000       738,000
     Other current assets                                                          519,000       332,000
                                                                               -----------   -----------
         Total current assets                                                   21,461,000    18,598,000
                                                                               -----------   -----------
PROPERTY, PLANT AND EQUIPMENT:

     Land                                                                          738,000       738,000
     Buildings                                                                   6,959,000     5,812,000
     Leasehold improvements                                                      2,188,000     2,090,000
     Machinery and equipment                                                    21,556,000    19,661,000
     Furniture, fixtures and other                                                 905,000       898,000
                                                                               -----------   -----------
                                                                                32,346,000    29,199,000
     Less: Accumulated depreciation                                             16,942,000    15,047,000
                                                                               -----------   -----------
                                                                                15,404,000    14,152,000
                                                                               -----------   -----------

OTHER ASSETS                                                                       259,000       308,000
                                                                               -----------   -----------
                                                                               $37,124,000   $33,058,000
                                                                               ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                         $   902,000   $   841,000
     Accounts payable                                                              834,000     1,128,000
     Accrued expenses                                                            2,861,000     2,215,000
     Income taxes payable                                                          571,000       857,000
                                                                               -----------   -----------
         Total current liabilities                                               5,168,000     5,041,000
                                                                               -----------   -----------

LONG-TERM DEBT                                                                   3,825,000     3,642,000

DEFERRED INCOME TAXES                                                            1,528,000     1,283,000
                                                                               -----------   -----------
         Total  liabilities                                                     10,521,000     9,966,000
                                                                               -----------   -----------

COMMITMENTS AND CONTINGENCIES                                                         --            --

STOCKHOLDERS' EQUITY:

     Common stock - par value $.01;authorized 20,000,000 shares;
           issued 4,067,979 and 4,067,501 shares, respectively                      41,000        41,000
     Capital in excess of par value                                              6,533,000     6,439,000
     Retained earnings                                                          20,680,000    17,251,000
                                                                               -----------   -----------
                                                                                27,254,000    23,731,000
    Unrealized gain on investments available-for-sale, net                          65,000        12,000
    Less: Treasury stock, at cost (176,218 and 183,518 shares, respectively)       599,000       572,000
              Deferred compensation                                                106,000          --
              Cumulative foreign currency translation adjustment                    11,000        79,000
                                                                               -----------   -----------
           Total stockholders' equity                                           26,603,000    23,092,000
                                                                               -----------   -----------
                                                                               $37,124,000   $33,058,000
                                                                               ===========   ===========
See accompanying notes to consolidated financial statements



               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                      YEARS ENDED JUNE 30,
                                                          --------------------------------------------
                                                              1997            1996            1995
                                                              ----            ----            ----
Net sales                                                 $ 36,529,000    $ 33,884,000    $ 28,630,000
Cost of goods sold                                          22,269,000      22,534,000      17,452,000
                                                          ------------    ------------    ------------
   Gross profit                                             14,260,000      11,350,000      11,178,000
                                                          ------------    ------------    ------------

Selling expenses                                             4,067,000       3,783,000       4,151,000
General and administrative expenses                          3,182,000       2,852,000       2,727,000
Research and development expenses                            1,433,000       1,537,000       1,445,000
                                                          ------------    ------------    ------------
   Total expenses                                            8,682,000       8,172,000       8,323,000
                                                          ------------    ------------    ------------
   Income from operations                                    5,578,000       3,178,000       2,855,000
                                                          ------------    ------------    ------------
Other (income)expense:
   Interest expense                                            493,000         432,000         397,000
   Interest income                                            (259,000)       (178,000)       (209,000)
   Other                                                         6,000        (323,000)        199,000
                                                          ------------    ------------    ------------
                                                               240,000         (69,000)        387,000
                                                          ------------    ------------    ------------

   Income before provision for income taxes and
   cumulative effect of change in accounting method          5,338,000       3,247,000       2,468,000

Provision for income taxes                                   1,909,000       1,184,000         740,000
                                                          ------------    ------------    ------------
   Income before cumulative effect
   of change in accounting method                         $  3,429,000    $  2,063,000    $  1,728,000

Cumulative effect of change in method of
accounting for investments, net of income taxes                   --              --           152,000
                                                          ------------    ------------    ------------

   Net income                                             $  3,429,000    $  2,063,000    $  1,880,000
                                                          ============    ============    ============
Income per common and common equivalent share,
before cumulative effect of change in accounting method   $       0.88    $       0.53    $       0.45

Cumulative effect of change in accounting method
per common and common equivalent share                            --              --      $       0.03
                                                          ------------    ------------    ------------
Net income per common and common equivalent share         $       0.88    $       0.53    $       0.48
                                                          ============    ============    ============
Weighted average common and common
equivalent shares outstanding                                3,887,000       3,880,000       3,877,000
                                                          ============    ============    ============

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                                 Unrealized
                                                                                  Gain on
                                   Common Stock      Capital in                  Investments
                                   ------------      Excess of      Retained     Available-
                                 Shares     Amount   Par Value      Earnings    for-Sale, Net
                                 ------     ------   ---------      --------    -------------

BALANCE AT JUNE 30, 1994       4,065,211   $ 41,000   $6,315,000   $13,308,000   $     --

Purchase of
treasury stock                      --         --           --            --           --

Deferred compensation               --         --         19,000          --           --

Stock award
compensation expense                --         --           --            --           --

Exercise of stock options          1,990       --         11,000          --           --

Unrealized gain on
investments available-for-sale      --         --           --            --        134,000

Foreign currency
translation adjustment              --         --           --            --           --

Net income                          --         --           --       1,880,000         --

                              ----------   --------   ----------   -----------   ----------
BALANCE AT JUNE 30, 1995       4,067,201   $ 41,000   $6,345,000   $15,188,000   $  134,000

Stock award
compensation expense                --         --         92,000          --           --

Exercise of stock options            300       --          2,000          --           --

Unrealized loss on
investments available-for-sale      --         --           --            --       (122,000)

Foreign currency
translation adjustment              --         --           --            --           --

Net income                          --         --           --       2,063,000         --

                              ----------   --------   ----------   -----------   ----------
BALANCE AT JUNE 30, 1996       4,067,501   $ 41,000   $6,439,000   $17,251,000   $   12,000


Purchase of
treasury stock                      --         --           --            --           --

Deferred compensation               --         --         92,000          --           --

Stock award
compensation expense                --         --           --            --           --

Exercise of stock options            478       --          2,000          --           --

Unrealized gain on
investments available-for-sale      --         --           --            --         53,000

Foreign currency
translation adjustment              --         --           --            --           --

Net income                          --         --           --       3,429,000         --

                              ----------   --------   ----------   -----------   ----------
BALANCE AT JUNE 30, 1997       4,067,979   $ 41,000   $6,533,000   $20,680,000   $   65,000
                              ----------   --------   ----------   -----------   ----------

                          [TABLE RESTUBED FROM ABOVE]

                                                         Cumulative
                                                          Foreign
                                                          Currency
                                Treasury    Deferred     Translation
                                 Stock     Compensation  Adjustment     Total
                                 -----     ------------  ----------     -----

BALANCE AT JUNE 30, 1994       $(458,000)   $(158,000)   $(74,000)   $18,974,000

Purchase of
treasury stock                  (148,000)        --          --         (148,000)

Deferred compensation             16,000      (35,000)       --             --

Stock award
compensation expense                --        167,000        --          167,000

Exercise of stock options           --           --          --           11,000

Unrealized gain on
investments available-for-sale      --           --          --          134,000

Foreign currency
translation adjustment              --           --        48,000         48,000

Net income                          --           --          --        1,880,000

                               ---------    ---------    --------    -----------
BALANCE AT JUNE 30, 1995       $(590,000)   $ (26,000)   $(26,000)   $21,066,000

Stock award
compensation expense              18,000       26,000        --          136,000

Exercise of stock options           --           --          --            2,000

Unrealized loss on
investments available-for-sale      --           --          --         (122,000)

Foreign currency
translation adjustment              --           --       (53,000)       (53,000)

Net income                          --           --          --        2,063,000

                               ---------    ---------    --------    -----------
BALANCE AT JUNE 30, 1996       $(572,000)        --      $(79,000)   $23,092,000


Purchase of
treasury stock                   (63,000)        --          --          (63,000)

Deferred compensation             36,000     (241,000)       --         (113,000)

Stock award
compensation expense                --        135,000        --          135,000

Exercise of stock options           --           --          --            2,000

Unrealized gain on
investments available-for-sale      --           --          --           53,000

Foreign currency
translation adjustment              --           --        68,000         68,000

Net income                          --           --          --        3,429,000

                               ---------    ---------    --------    -----------
BALANCE AT JUNE 30, 1997       $(599,000)   $(106,000)   $(11,000)   $26,603,000
                               ---------    ---------    --------    -----------

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED JUNE 30,
                                                                             --------------------

                                                                     1997           1996           1995
                                                                     ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $ 3,429,000    $ 2,063,000    $ 1,880,000
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for doubtful accounts receivable
           and sales returns                                          35,000         52,000         28,000
        Depreciation and amortization                              1,918,000      1,812,000      1,657,000
        Loss (gain) on disposal of fixed assets                        3,000         (8,000)        (5,000)
        Stock award compensation expense                             135,000        136,000        167,000
        Provision for deferred income taxes                          522,000        197,000        110,000
        Cumulative effect of change in accounting method
           for investments, net of income taxes                         --             --         (152,000)
        Realized (gain) loss on sale of investments                     --         (333,000)       191,000
    Changes in operating assets and liabilities:
        Accounts receivable, net                                     395,000     (1,080,000)      (344,000)
        Inventories                                                   59,000     (1,062,000)    (1,377,000)
        Other assets                                                (135,000)      (262,000)      (124,000)
        Accounts payable, accrued expenses and
           income taxes payable                                      (78,000)        40,000        795,000
                                                                 -----------    -----------    -----------
    Net cash provided by operating activities                      6,283,000      1,555,000      2,826,000
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                     (2,029,000)    (2,586,000)    (4,995,000)
         Purchase of investments                                  (2,494,000)      (502,000)    (3,941,000)
         Proceeds from sale of investments                              --        3,216,000      4,366,000
         Proceeds from sale of fixed assets                            3,000         22,000         12,000
                                                                 -----------    -----------    -----------
   Net cash (used in) provided by investing activities            (4,520,000)       150,000     (4,558,000)
                                                                 -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                                (876,000)      (829,000)    (2,114,000)
         Proceeds from issuance of debt                                 --             --        3,910,000
         Payments to acquire treasury stock                          (63,000)          --         (148,000)
         Proceeds from exercise of stock options                       2,000          2,000         11,000
                                                                 -----------    -----------    -----------
   Net cash (used in) provided by financing activities              (937,000)      (827,000)     1,659,000
                                                                 -----------    -----------    -----------

        Effect of exchange rate changes on cash                       13,000        (30,000)        21,000
                                                                 -----------    -----------    -----------
          Net increase (decrease) in cash and cash equivalents       839,000        848,000        (52,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       2,661,000      1,813,000      1,865,000
                                                                 -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 3,500,000    $ 2,661,000    $ 1,813,000
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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

         American Technical Ceramics Corp. and its wholly-owned subsidiaries (the "Company") is engaged in the design, development, manufacture and sale of ceramic multilayer capacitors for commercial and military purposes in the United States and for export, primarily to Western Europe, Canada and the Far East. During fiscal years 1997, 1996 and 1995, there were no customers which accounted for 10% or more of consolidated revenues. In each of the fiscal years ended June 30, 1997, 1996 and 1995, approximately 13% of the Company's net sales were to United States military and aerospace contractors. The Company operates in one industry segment - the electronic components industry.

    BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of American Technical Ceramics Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

    REVENUE RECOGNITION

         Revenue is recognized as products are shipped.

    CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents, including money market accounts and certificates of deposit.

    INVESTMENTS

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") effective July 1, 1994. The cumulative effect of this change, net of income taxes, was $152,000. Under SFAS No. 115, the Company classifies its investments in debt and equity securities as available-for-sale. Accordingly, these investments are reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax. Classification of investments is determined at acquisition and reassessed at each reporting date. Realized gains and losses are included in the determination of net earnings at the time of sale and are derived using the specific identification method for determining cost of securities sold.

    INVENTORIES

         Inventories are stated at the lower of aggregate cost (first-in, first-out) or market.

    LONG-LIVED ASSETS

         Property, plant and equipment are stated at cost. Depreciation and amortization are provided primarily using the straight-line method over the estimated useful lives of the related assets as follows:


Buildings                                                            30 years
Leasehold improvements          Lesser of the remaining lease term or 5 years
Machinery and equipment                                         3 to 10 years
Furniture, fixtures and other                                    3 to 8 years


         Included in other assets as of June 30, 1997 and 1996, is approximately $26,000 and $47,000, respectively, of goodwill and $3,000 and $10,000, respectively, of other intangible assets related to the acquisition of Miltech Corp. These amounts are net of accumulated amortization of $77,000 and $57,000 for goodwill and $25,000 and $18,000 for the other intangibles as of June 30, 1997 and 1996, respectively. The Company amortizes goodwill over five years and other intangibles over approximately four years using the straight-line method.

         The Company implemented the provisions of Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of effective July 1, 1996. The Company reviews its long-lived assets (property, plant and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

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

    STOCK-BASED COMPENSATION

         Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation ("SFAS No. 123"). SFAS No. 123 allows companies to measure expense related to employee stock-based compensation using a fair value method or to continue to use the intrinsic value method of measuring compensation cost as outlined in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("Opinion No. 25"), and make pro-forma disclosures of net income and net income per share as if the fair value method had been applied. The Company has elected to continue to measure compensation cost related to employee stock-based compensation using the intrinsic value method of Opinion No. 25, and make pro-forma disclosures of net income and net income per share as if the fair value method had been applied.

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

    IMPACT OF ACCOUNTING STANDARDS ISSUED NOT YET ADOPTED

         The Company will be required to implement the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, in fiscal year 1998; SFAS No. 130, Reporting Comprehensive Income, in fiscal year 1999; and SFAS No. 131, Disclosures About Segment Information, in fiscal year 1999. The Company is presently assessing the impact of the adoption of these SFAS's on it consolidated financial statements.

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

NOTE 2. INVESTMENTS

         Investments consist of the following:


                                    GROSS      GROSS
                                  UNREALIZED  UNREALIZED
JUNE 30, 1997          COST         GAINS       LOSSES      FAIR VALUE
-------------          ----         -----       ------      ----------
Mutual funds        $  269,000   $   22,000   $     --     $  291,000
Equity securities      310,000       81,000        2,000      389,000
U.S. Government
   obligations       2,783,000         --          6,000    2,777,000
                    ----------   ----------   ----------   ----------
                    $3,362,000   $  103,000   $    8,000   $3,457,000
                    ==========   ==========   ==========   ==========


                                 GROSS      GROSS
                              UNREALIZED  UNREALIZED
JUNE 30, 1996          COST     GAINS       LOSSES   FAIR VALUE
-------------          ----     -----       ------   ----------
Mutual funds        $364,000   $ 21,000   $   --     $385,000
Equity securities      3,000       --        1,000      2,000
U.S. Government
   obligations       502,000       --        2,000    500,000
                    --------   --------   --------   --------
                    $869,000   $ 21,000   $  3,000   $887,000
                    ========   ========   ========   ========

         Gross realized gains of approximately $333,000 and $23,000, respectively, are included in other income for fiscal years 1996 and 1995, respectively. Gross realized losses of approximately $214,000 for fiscal year 1995 are included in other income.

         The Company's investments in U. S. Government obligations at June 30, 1997, contractually mature as follows:


                               COST         FAIR VALUE
                               ----         ----------
Within one year              $  487,000   $  488,000
Between one and five years    1,299,000    1,303,000
Between five and ten years      997,000      986,000
                             ----------   ----------
                             $2,783,000   $2,777,000
                             ==========   ==========


NOTE 3. INVENTORIES

         Inventories consist of the following:


                 JUNE 30, 1997  JUNE 30, 1996
                 -------------  -------------
Raw materials     $2,635,000     $1,951,000
Work in process    3,498,000      3,413,000
Finished goods     2,894,000      3,703,000
                  ----------     -----------
                  $9,027,000     $9,067,000
                  ==========     ==========


NOTE 4. LONG-TERM DEBT

         Long-term debt consists of the following:


                                 JUNE 30, 1997  JUNE 30, 1996
                                 -------------  -------------
Notes payable to banks             $1,974,000    $2,740,000
Obligations under capital leases    2,753,000     1,739,000
Other notes payable                      --           4,000
                                   ----------    ----------
                                    4,727,000     4,483,000
Less: Current portion                 902,000       841,000
                                   ----------    ----------
     Long-term debt                $3,825,000    $3,642,000
                                   ==========    ==========

         Interest payments during fiscal years 1997, 1996 and 1995 approximated interest expense for those years.

    NOTES PAYABLE TO BANKS

         Notes payable to banks at June 30, 1997 consists of:

            (i) an unsecured $1.9 million term loan with a remaining balance of $855,000 payable in equal monthly installments of principal of approximately $32,000 through September 1999, plus accrued interest at the bank's prime rate (8.50% at June 30, 1997). The loan is subject to certain financial covenants which require, among other things, a minimum level of tangible net worth; and

            (ii) two term loans, with a remaining principal balance aggregating $1,119,000, secured by capital equipment with an approximate net book value of $1,500,000 at June 30, 1997. The remaining balance of the first loan of $534,000, is payable in equal monthly principal installments of approximately $17,000 through February 2000, and bears interest at a fixed rate of 6.85% through February 1997 and 8.85% thereafter. The remaining balance of the second loan of $585,000 bears interest at a fixed rate of 8.85% and is payable in equal monthly installments of approximately $21,000, including interest, through February 2000. Both loans are subject to certain financial covenants which require, among other things, the maintenance of certain financial ratios.

         The Company has $2,000,000 available under a revolving line-of-credit with a bank. The line contains certain financial covenants and a facility fee of 1/4% of the average unused amount. As of June 30, 1997, the Company had no borrowings outstanding under this line.

         The following table presents aggregate annual maturities of notes payable to banks after fiscal year 1997:


                           1998     $  784,000
                           1999        803,000
                           2000        387,000
                                    ----------
                                    $1,974,000
                                    ==========


    OBLIGATIONS UNDER CAPITAL LEASES

         Under a lease agreement dated October 1, 1980, as amended as of July 1, 1996, the Company leases a manufacturing facility in Jacksonville, Florida from a partnership controlled by the Company's President and Chief Executive Officer and principal stockholder. This lease agreement gives the Company substantially all of the benefits and obligations of ownership, and is therefore accounted for as a capital lease.

         The leased facility had an original cost of $1,973,000 before the July 1, 1996 amendment. After consideration of additional leased space, the leased facility had an aggregate cost of $3,093,000 and a net book value of $2,015,000 at June 30, 1997. The lease is for a period of 30 years and was capitalized using an interest rate of 10.5%. The original (unamended) lease agreement provided for a rental adjustment based on the Consumer Price Index ("CPI") between October 1988 and October 1996. The amended lease provides for base rent of approximately $379,000 payable in twelve monthly installments of approximately $32,000 for the fiscal year ending June 30, 1997. The amended lease further provides for annual increases in total annual rent for years beginning after July 1, 1997, based on the increase in the CPI for the last reported month available to the public on June 1 of that year over the CPI for June 1, 1996, applied to base rent.

         In October 1994, the Company renewed a computer equipment lease to upgrade existing equipment as well as obtain additional equipment. At June 30, 1997, the new equipment had an original cost of $83,000 and a net book value of $37,000. The lease is for a period of five years and was capitalized using an interest rate of 10%. Annual payments, including interest, are approximately $21,000.

      The following sets forth the future minimum lease payments (excluding rental adjustments) under these capital leases by fiscal year and the present value of the minimum lease payments as of June 30, 1997:


1998                                                                $  400,000
1999                                                                   400,000
2000                                                                   384,000
2001                                                                   379,000
2002                                                                   379,000
2003 and thereafter                                                  3,122,000
                                                                    ----------
Total minimum lease payments                                         5,064,000
Less: Amount representing interest                                   2,311,000
                                                                    ----------
Present value at June 30, 1997                                       2,753,000
Less: Current portion                                                  118,000
                                                                    ----------
                                                                    $2,635,000
                                                                    ==========


NOTE 5. INCOME TAXES

         The provision for income taxes consists of the following:


                                                  YEARS ENDED JUNE 30,
                                                  --------------------
                                         1997             1996            1995
                                         ----             ----            ----
CURRENT:
    Federal                           $1,110,000      $  767,000      $  447,000
    State                                 85,000         112,000          50,000
    Foreign                              192,000         108,000         133,000
                                      ----------      ----------      ----------
       Total Current                   1,387,000         987,000         630,000
                                      ----------      ----------      ----------

DEFERRED:
    Federal                              462,000         197,000         110,000
    State                                 60,000            --              --
                                      ----------      ----------      ----------
        Total Deferred                   522,000         197,000         110,000
                                      ----------      ----------      ----------
                                      $1,909,000      $1,184,000      $  740,000
                                      ==========      ==========      ==========

      The following table reconciles the Federal statutory rate to the Company's effective tax rate:


                                                   YEARS ENDED JUNE 30,
                                                   --------------------
                                               1997       1996       1995
                                              ------     ------     ------

Tax provision computed at statutory rate        34.0%      34.0%      34.0%
State tax, net of Federal tax effect             1.8        2.3        3.4
FSC benefit                                     (1.0)      (0.6)      (2.7)
Tax credits and other, net                       1.0        0.8       (4.7)
                                              ------     ------     ------
                                                35.8%      36.5%      30.0%
                                              ======     ======     ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996, are presented below.

                                                               1997           1996
                                                               ----           ----
Deferred tax assets:
    Allowance for doubtful accounts receivable and
        sales returns                                     $   127,000    $   116,000
    Inventories, principally due to additional costs
       inventoried for tax purposes pursuant to the Tax
       Reform Act of 1986                                      57,000        380,000
    Compensated absences accrued for financial
       reporting purposes                                     101,000        109,000
     Other                                                    153,000        133,000
                                                          -----------    -----------
       Total deferred tax assets                              438,000        738,000
                                                          -----------    -----------

Deferred tax liabilities:
    Plant and equipment, principally due to differences
       in depreciation and capitalized interest            (1,499,000)    (1,277,000)
     Unrealized appreciation on investments
        available-for-sale                                    (29,000)        (6,000)
                                                          -----------    -----------
        Total deferred tax liabilities                     (1,528,000)    (1,283,000)
                                                          -----------    -----------
          Net deferred tax liability                      $(1,090,000)   $  (545,000)
                                                          ===========    ===========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, expected future taxable income over the periods which the deferred tax assets are deductible, and reversals of deferred tax liabilities, management believes (although there can be no assurance) that it is more likely than not the Company will realize the benefits of these deductible differences. Income taxes paid were approximately $1,735,000, $774,000 and $696,000 for fiscal years 1997, 1996 and 1995, respectively.


NOTE 6. COMMON STOCK AND STOCK-BASED COMPENSATION

         On April 1, 1997, the Board of Directors approved the American Technical Ceramics Corp. 1997 Stock Option Plan (the "1997 Option Plan") pursuant to which the Company may grant options to purchase up to 400,000 shares of the Company's common stock. Options granted under the 1997 Option Plan may be either incentive or non-qualified stock options. The term of each incentive stock option shall not exceed ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock), and options may vest in accordance with a vesting schedule established by the plan administrator. The 1997 Option Plan will terminate on March 31, 2007.

         The effectivity of the 1997 Option Plan (and therefore the options granted thereunder) is subject to stockholder approval, which approval will be sought at the Company's 1997 Annual Meeting of Stockholders. The Company's President and principal stockholder intends to vote in favor of approving the 1997 Option Plan at said meeting. Accordingly, its effectiveness is virtually assured.

         On April 1, 1997, the Board of Directors granted incentive stock options to purchase 266,000 shares of common stock under the 1997 Option Plan at an exercise price of $8.25 per share. The options may be exercised for a period of ten years from the date of grant and vest 25% per year during the first four years of their term. No disposition of shares acquired pursuant to the exercise of these options may be made by the optionees within two years following the date that the option is granted, nor within one year after the transfer of shares without written consent of the Company. Since the Company measures compensation cost under Opinion No. 25, the Company has not recognized compensation cost for these options as the exercise price was equal to the fair market value of the stock at the date of grant.

         The per-share value of stock options granted by the Company on April 1, 1997 was $3.61, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 7.09%; expected life of five years; expected volatility of 37%; and no dividends).

         In April 1985, the Board of Directors adopted an Incentive Stock Option Plan, which provided for the granting of stock options to employees and officers to purchase up to 100,000 shares of common stock. This plan terminated in April 1995 and no further options may be granted thereunder. Options under this plan were granted at a price per share equal to the fair market value of the common stock on the date of grant. In addition, each option granted terminated ten years from the date of grant. Further, upon exercise of options under this plan, the recipient is required to enter into a Voting and Transfer Agreement which requires the optionee to vote for certain directors (as defined by the agreement) and in certain cases offer the Company and the principal stockholder the right of first and second refusal, respectively, to purchase any shares acquired under this plan.

         Information with respect to options under the stock option plans is as follows:


                                   JUNE 30, 1997         JUNE 30, 1996      JUNE 30, 1995
                                --------------------  ------------------  ------------------
                                            WEIGHTED            WEIGHTED            WEIGHTED
                                            AVERAGE             AVERAGE             AVERAGE
                                AMOUNT       PRICE    AMOUNT     PRICE    AMOUNT     PRICE
                                ------       -----    ------     -----    ------     -----
Outstanding and exercisable,
    beginning of year               478    $   5.50     778    $   5.50   2,768    $   5.50
Granted                         266,000        8.25      --          --      --          --
Exercised                          (478)       5.50    (300)       5.50  (1,990)       5.50
                                -------               ------             -------
Outstanding, end of year        266,000    $   8.25     478    $   5.50     778    $   5.50
                                =======               ======             =======

         At June 30, 1997, no options are exercisable.

         In fiscal year 1997, the Company agreed to award up to 34,000 shares of its common stock to an employee as part of his employment agreement. The shares are earned over a twenty-four month period provided the employee remains employed with the Company. The market value of shares to be awarded of $241,000 was recorded as deferred compensation, and is being amortized to compensation expense over the twenty-four month period that the shares are earned. During fiscal year 1997, 18,000 shares were released under the agreement.

         In fiscal year 1996, the Company awarded 10,000 shares of its common stock to an employee for past services rendered. This award resulted in compensation expense of $110,000, measured by the market value of the shares on the date of grant.

         In fiscal year 1995, the Company awarded an aggregate of 10,000 shares of its common stock to employees related to services to be provided over the one year period from the date of grant and, as a result, the stock award agreement provided that the Company had an option to repurchase the awarded shares for one cent per share if the recipient was not an employee, for any reason, any time within one year from the date of grant. The market value of the shares awarded in fiscal year 1995 of $35,000 was recorded as deferred compensation and amortized to compensation expense over the one year period the employees provided the related services.

         Compensation expense related to stock awards was $135,000, $136,000 and $167,000 for fiscal years 1997, 1996 and 1995, respectively. Deferred compensation of $106,000, representing the unamortized portion of compensation expense relating to the 1997 award, is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of June 30, 1997. Treasury shares have been utilized for all stock awards and accordingly treasury stock has been reduced for the cost of the shares on a specific identification basis, first-in first-out.

         On a pro-forma basis, net income and net income per share would have been $3,390,000 and $0.87 for fiscal year 1997 had the Company measured compensation cost using the fair value method of SFAS No. 123. In 1996, net income and net income per share would have been unchanged as (i) there were no stock options granted in fiscal year 1996, and (ii) for stock awards granted in fiscal year 1996, compensation costs over the vesting period is already reflected in the historical amounts. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma amounts because compensation cost is calculated over the option vesting periods and compensation costs for options granted prior to July 1995 are not considered.

         In June 1990, the Company announced that its Board of Directors had approved a stock purchase program, authorizing the purchase of up to $1,000,000 of the Company's common stock. Purchases can be made in the open market or in privately negotiated transactions. The program may be suspended from time to time or discontinued. As of June 30, 1997, the Company has expended approximately $805,000 to purchase an aggregate of 308,400 shares under this program.


NOTE 7. COMMITMENTS

    OPERATING LEASES

         In fiscal 1997, the Company amended its related party operating lease. The term of the lease agreement was extended through December 31, 2001. Rent expense under this related party operating lease was approximately $466,000, $453,000 and $441,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Under this lease future minimum rent payments will be approximately $473,000 per year.

         Rent expense to unrelated parties was approximately $23,000, $25,000 and $20,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

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

         In September 1996, the Company entered into a three year employment agreement with a new officer. The agreement provides for annual base compensation of $150,000, additional annual compensation equal to .5% of pretax profits, and an award of up to 34,000 shares of the Company's common stock, issuable in monthly installments provided the officer continues to be employed by the Company (see Note 6). If at any time after the first three years of employment the officer's employment is terminated by the Company, the individual is entitled to a severance payment of $100,000. As of June 1997, the release of shares under this agreement had been terminated pending renegotiation of the agreement. No additional compensation expense is expected to be incurred as a result of the renegotiation.


NOTE 8. OTHER DATA

    ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                      JUNE 30, 1997  JUNE 30, 1996
                                      -------------  -------------

Accrued commissions                    $1,344,000     $1,004,000
Accrued payroll and related expenses    1,303,000      1,049,000
Other                                     214,000        162,000
                                       ----------     ----------
                                       $2,861,000     $2,215,000
                                       ==========     ==========

    VALUATION AND QUALIFYING ACCOUNTS

         Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

                                 JUNE 30, 1997  JUNE 30, 1996
                                 -------------  -------------
Allowance for doubtful accounts
receivable and sales returns       $340,000        $310,000
                                   ========        ========

    EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

         Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This Plan covers all employees meeting certain eligibility requirements and allows participants to contribute an amount not to exceed 15% of annual compensation. For the fiscal years ended June 30, 1997, 1996 and 1995, the Company provided a matching contribution of $303,000, $291,000 and $265,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions over five years.

    PROFIT BONUS PLAN

         Effective commencing in fiscal year 1995, the Company adopted a profit bonus plan for the benefit of eligible employees, as defined. The plan provides that for each fiscal year the Board of Directors, in its discretion, shall establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. For fiscal years 1997, 1996 and 1995, the Company recognized related compensation expense of $538,000, $313,000 and $279,000, respectively.

NOTE 9. FOREIGN OPERATIONS

         The Company markets and distributes a portion of its foreign sales through Phase Components Ltd., a wholly-owned subsidiary in the United Kingdom.

         The following table summarizes certain financial information covering the Company's operations in the U.S. and U.K. for fiscal years 1997, 1996 and 1995.

                         1997           1996          1995
                         ----           ----          ----
Net sales
    U.S.              $33,730,000   $31,544,000   $26,264,000
    U.K.                2,799,000     2,340,000     2,366,000
 Total                $36,529,000   $33,884,000   $28,630,000
                      ===========   ===========   ===========

Pretax income
    U.S.              $ 4,869,000   $ 3,006,000   $ 2,142,000
    U.K.                  469,000       241,000       326,000
                      -----------   -----------   -----------
 Total                $ 5,338,000   $ 3,247,000   $ 2,468,000
                      ===========   ===========   ===========

Identifiable Assets
    U.S.              $35,176,000   $31,014,000   $29,394,000
    U.K.                1,948,000     2,044,000     2,230,000
                      -----------   -----------   -----------
 Total                $37,124,000   $33,058,000   $31,624,000
                      ===========   ===========   ===========

         U.S. sales include $8,753,000, $8,985,000 and $7,816,000 for export in fiscal years 1997, 1996 and 1995, respectively. Export sales were primarily to customers in Western Europe, Canada and the Far East.


NOTE 10. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                     NOTES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                             ANNUAL REPORT ON 10-K
                                 JUNE 30, 1997

                       AMERICAN TECHNICAL CERAMICS CORP.




                               TABLE OF CONTENTS


EXHIBIT NO.:       DESCRIPTION
------------       -----------

10(k)(ii)      -   Letter Agreement, dated September 11, 1997, between the
                   Registrant and Stuart P. Litt

10(m)          -   American Technical Ceramics Corp. 1997 Stock Option Plan

27             -   Financial Data Schedule