Form 10-Q
period 1997-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1997-11-13
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

(X)               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

( )             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________


                         COMMISSION FILE NUMBER 1-9125

                       AMERICAN TECHNICAL CERAMICS CORP.
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                 11-2113382
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


17 STEPAR PLACE, HUNTINGTON STATION, NY                  11746
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)


                                  516-547-5700
                    ---------------------------------------
                    (Telephone number, including area code)

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

As of November 5, 1997, the Registrant had outstanding 3,895,622 shares of Common Stock, par value $.01 per share.

                                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS



                                                               September 30, 1997   June 30, 1997
                                                               ------------------   -------------
                    ASSETS                                        (unaudited)
                                                                           (In thousands)
CURRENT  ASSETS:
     Cash (including cash equivalents of approximately
           $1,251 and $1,749, respectively)                            $3,423             $3,500
     Investments                                                        4,315              3,457
     Accounts receivable, net                                           4,963              4,520
     Inventories                                                        8,667              9,027
     Deferred income taxes                                                438                438
     Other current assets                                                 448                519
                                                                 -------------      -------------
         Total current assets                                          22,254             21,461
                                                                 -------------      -------------
Property, plant and equipment, net of
    depreciation and amortization of $17,447
    and $16,942, respectively                                          15,585             15,404
Other assets, net                                                         287                259
                                                                 -------------      -------------
                                                                      $38,126            $37,124
                                                                 =============      =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                   $917               $902
     Accounts payable                                                     956                834
     Accrued expenses                                                   2,540              2,861
     Income taxes payable                                                 899                571
                                                                 -------------      -------------
         Total current liabilities                                      5,312              5,168
                                                                 -------------      -------------

LONG-TERM DEBT                                                          3,586              3,825

DEFERRED INCOME TAXES                                                   1,544              1,528
                                                                 -------------      -------------
         Total  liabilities                                            10,442             10,521
                                                                 -------------      -------------
STOCKHOLDERS' EQUITY:

     Common stock- par value $.01;authorized 20,000,000 shares;
             issued 4,067,979 shares                                       41                 41
     Capital in excess of par value                                     6,553              6,533
     Retained earnings                                                 21,724             20,680
                                                                 -------------      -------------
                                                                       28,318             27,254
    Unrealized gain on investments available-for-sale, net                101                 65
    Less: Treasury stock, at cost; 173,146 and 176,218 shares,
          respectively                                                    607                599
             Deferred compensation                                         78                106
             Cumulative foreign currency translation adjustment            50                 11
                                                                 -------------      -------------
           Total stockholders' equity                                  27,684             26,603
                                                                 -------------      -------------
                                                                      $38,126            $37,124
                                                                 =============      =============


       See accompanying notes to unaudited consolidated financial statements.

                      AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                        UNAUDITED  CONSOLIDATED STATEMENTS OF EARNINGS






                                                      For the Three Months Ended September 30,

                                                                1997               1996
                                                                ----               ----
                                                         (In thousands except per share data)
Net sales                                                   $9,958                $8,289
Cost of goods sold                                           5,907                 5,852
                                                        -----------            ----------
   Gross profit                                              4,051                 2,437
                                                        -----------            ----------

Selling, general and administrative expenses                 1,998                 1,488
Research and development expenses                              388                   374
                                                        -----------            ----------
   Operating expenses                                        2,386                 1,862
                                                        -----------            ----------
   Income from operations                                    1,665                   575
                                                        -----------            ----------
Other expense (income):
   Interest expense                                            113                   104
   Interest income                                             (90)                  (44)
   Other                                                        13                    (6)
                                                        -----------            ----------
                                                                36                    54
                                                        -----------            ----------

   Income before provision for income taxes                  1,629                   521

Provision for income taxes                                     585                   186
                                                        -----------            ----------
   Net income                                               $1,044                  $335
                                                        ===========            ==========

Net income per common and common equivalent share            $0.27                 $0.09
                                                        ===========            ==========
Weighted average common and common
equivalent shares outstanding                                3,893                 3,884
                                                        ===========            ==========


See accompanying notes to unaudited consolidated financial statements.

                        AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Three Months Ended September 30,

                                                            1997           1996
                                                            ----           ----
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                            $1,044           $335
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                        505            466
        Loss on disposal of fixed assets                       6              -
        Stock award compensation expense                      28              -
    Changes in operating assets and liabilities:
        Accounts receivable, net                            (444)           702
        Inventories                                          360            362
        Other assets, net                                     43             38
        Accounts payable, and accrued expenses              (200)          (691)
        Income taxes payable                                 328           (468)
                                                        ---------      ---------
    Net cash provided by operating activities              1,670            744
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                               (684)          (354)
         Purchase of investments                            (806)             -
         Proceeds from sale of fixed assets                     -             3
                                                        ---------      ---------
   Net cash used in investing activities                  (1,490)          (351)
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                        (224)          (209)
         Payments to acquire treasury stock                  (16)             2
                                                        ---------      ---------
   Net cash used in financing activities                    (240)          (207)
                                                        ---------      ---------

        Effect of exchange rate changes on cash              (17)             7
                                                        ---------      ---------
          Net (decrease) increase in cash and cash equiv     (77)           193

CASH AND CASH EQUIVALENTS, beginning of period             3,500          2,661
                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                  $3,423         $2,854
                                                        =========      =========


See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)      PRINCIPLES OF CONSOLIDATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and Subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of September 30, 1997 and the results of its operations for the months ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the year ended June 30, 1997. Results for the three months ended September 30, 1997 are not necessarily indicative of results which could be expected for the entire year.


(2)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                         Sept. 30,        June 30,
                                          1997             1997
                                               (in thousands)
                                       ------------     -----------
            Raw materials                 $1,927           $2,635
            Work-in-process                3,549            3,498
            Finished goods                 3,191            2,894
                                         --------         --------
                                          $8,667           $9,027
                                         ========         ========



(3)      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

         Net income per common and common equivalent share has been computed based upon the weighted average number of shares outstanding for the period. Recognition has been given to the assumed exercise, as of the beginning of each period or date of issuance if later, of outstanding options except when their effect would be antidilutive or immaterial.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, fluctuations in operating results and delays in development of highly complex products and the other matters listed in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 under caption "Cautionary Statements Regarding Forward-Looking Statements" and in the Registrant's other filings with the Securities and Exchange Commission. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward-looking statements made by the Registrant.


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1997
Compared with Three Months Ended September 30, 1996
---------------------------------------------------

         Net sales for the three months ended September 30, 1997 increased 20% to $9,958,000 as compared to net sales of $8,289,000 for the comparable quarter in the prior fiscal year. This increase was primarily the result of a significant increase in demand for commercial products in both domestic and foreign markets. The backlog of unfilled orders was $7,560,000 at September 30, 1997, compared to $6,239,000 at September 30, 1996 and $7,721,000 at June 30,
1997.

         Gross margin for the three months ended September 30, 1997 was 40.7% of net sales as compared to 29.4% for the comparable quarter in the prior fiscal year. The higher gross margin in the current quarter was primarily attributable to improved economies of scale resulting from the increase in sales and the return to more historical manufacturing margins compared to the comparable quarter in the prior fiscal year when the Registrant was experiencing process difficulties, negatively affecting profit margins. The Registrant corrected most of these process difficulties in the second quarter of the prior fiscal year.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS, continued
--------------------------------

         Total operating expenses for the three months ended September 30, 1997 increased 28% to $2,386,000 as compared to $1,862,000 in the comparable period in the prior fiscal year. The increase in operating expenses was attributable to higher selling, general and administrative expenses which resulted primarily from the increases in sales and profits. Executive salaries were higher as a result of the addition of a Senior Vice President of Operations in October, 1996 and the effect of higher bonus accruals due to higher pretax profits. Increased selling expenses included higher salaries, commissions to representatives and expenses relating to advertising and promotion activities.

         As a result of the foregoing, net income for the three months ended September 30, 1997 was $1,044,000, or $.27 per common and common equivalent share, compared to net income of $335,000, or $.09 per common and common equivalent share, for the comparable period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Registrant's financial position at September 30, 1997 remains strong as evidenced by working capital of $16,942,000 and stockholders' equity of $27,684,000. The Registrant's current ratio at September 30, 1997 remained at 4.2:1 as compared to June 30, 1997. The Registrant's quick ratio at September 30, 1997 was 2.6:1 as compared to a quick ratio of 2.4:1 at June 30, 1997.

         Cash and investments increased by $781,000 to $7,738,000 at September 30, 1997 from $6,957,000 at June 30, 1997. Accounts receivable increased by $443,000 to $4,963,000 at September 30, 1997 from $4,520,000 at June 30, 1997.
Inventories decreased by $360,000 to $8,667,000 at September 30, 1997 from $9,027,000 at June 30, 1997. Accounts payable and accrued expenses decreased by $199,000 to $3,496,000 at September 30, 1997 from $3,695,000 at June 30, 1997.
Income taxes paid in the three month period ended September 30, 1997 were $257,000.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES, continued
------------------------------------------

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

          Capital expenditures for the three months ended September 30, 1997 totaled $700,000 of which $509,000 was for machinery and equipment. The Registrant intends to use cash on hand and funds generated from operations to finance budgeted capital expenditures of approximately $3.0 million in fiscal year 1998, primarily for additions to and replacement of machinery and equipment.

         In June 1990, the Registrant announced a stock purchase program pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. As of September 30, 1997, the Registrant has expended approximately $805,000 to purchase an aggregate of 308,400 shares under this program.

                          PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5.     Not Applicable
                        --------------

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

     (a)          Exhibits:

EXHIBIT NO.       DESCRIPTION
-----------       -----------

  3(a)(i)     -   Certificate of Incorporation of the Registrant.

  3(a)(ii)    -   Amendment to Certificate of Incorporation.  (1)

  3(b)(i)     -   By-laws of the Registrant.

  9(a)(i)     -   Restated Shareholders' Agreement, dated April 15, 1985, among
                  Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                  Registrant.

  10(b)(i)    -   Lease Agreement between Victor Insetta and the Registrant for premises at 15 Stepar Place, Huntington Station, N.Y.

  10(b)(ii)   -   Amendment to Lease Agreement, dated May 8, 1984, but
                  effective as of July 14, 1981, between Victor Insetta, d/b/a
                  Stepar Leasing Company, and the Registrant.

  10(b)(iii)  -   Amendment to Lease Agreement, dated June 15, 1987, but
                  effective as of May 1, 1987, between Victor Insetta, d/b/a
                  Stepar Leasing Company, and the Registrant. (2)

  10(b)(iv)   -   Amendment to Lease Agreement, dated February 9, 1989, between
                  Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant. (3)

  10(b)(v)    -   Amendment to Lease Agreement, as of January 1, 1997, between
                  Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant. (4)

  10(c)(i)    -   1985 Employee Stock Sale Agreement between the Registrant and various employees.

  10(c)(ii)   -   Form of Employee Stock Bonus Agreement, dated as of July 1,
                  1993, between the Registrant and various employees. (5)

  10(c)(iii)  -   Form of Employee Stock Bonus Agreement, dated as of April 19,
                  1994, between the Registrant and various employees. (5)

  10(c)(iv)   -   Form of Employee Stock Bonus Agreement, dated as of April 20,
                  1995, between the Registrant and various employees. (1)

  10(e)       -   Amended and Restated Lease, effective as of July 1, 1996,
                  between V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (4)

  10(f)       -   Purchase Agreement, dated May 31, 1989, by and among Diane
                  LaFond Insetta and/or Victor D. Insetta, as custodians for
                  Danielle and Jonathan Insetta, and American Technical
                  Ceramics Corp., and amendment thereto, dated July 31, 1989.
                  (3)

  10(g)(iii)  -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (1)

  10(g)(iv)   -   Employment Agreement, dated April 3, 1985, between Victor
                  Insetta and the Registrant, as amended. (6)

  10(h)       -   Loan Agreement, dated September 27, 1994, between the
                  Registrant and Barnett Bank of Jacksonville, N.A. (5)

  10(i)       -   Secured Commercial Note, dated as of February 17, 1995,
                  between the Registrant and European American Bank. (1)

  10(j)       -   Secured Commercial Note, dated as of February 17,  1995,
                  between the Registrant and European American Bank. (1)

  10(k)(i)    -   Letters of Agreement, dated June 26, 1996 and August 22,
                  1996, between the Registrant and Stuart P. Litt. (7)

  10(k)(ii)   -   Letter Agreement, dated September 11, 1997, between the
                  Registrant and Stuart P. Litt. (8)

  10(l)       -   Loan Agreement, dated September 25, 1996, between the
                  Registrant and Barnett Bank, N.A. (9)

  10(m)       -   American Technical Ceramics Corp. 1997 Stock Option Plan. (8)

  21          -   Subsidiaries of the Registrant.  (6)

  27          -   Financial Data Schedule.  (10)

--------------------

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

 8. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

 9. Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996.

10.  Filed herewith.

     (b)          Reports on Form 8-K:
                  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

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



                        AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)


DATE: November 10, 1997    BY: /s/ VICTOR INSETTA
                               ------------------
                               Victor Insetta
                               President and Director
                               (Chief Executive Officer)




DATE: November 10, 1997    BY: /s/ STUART P. LITT
                               ------------------
                               Stuart P. Litt
                               Senior Vice President - Operations and Director (Acting Principal Financial Officer)