Form 10-Q
period 1997-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 1998-02-12
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

    (X)         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       or

    ( )         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              FOR THE TRANSITION PERIOD FROM ________ TO _________



                         COMMISSION FILE NUMBER 1-9125
                         -----------------------------

                       AMERICAN TECHNICAL CERAMICS CORP.
            (Exact name of Registrant as specified in its charter)


                      DELAWARE                                              11-2113382
 ------------------------------------------------------------   ---------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

   17 STEPAR PLACE, HUNTINGTON STATION, NY                        11746
   ----------------------------------------                       -----
   (Address of principal executive offices)                     (Zip Code)


                                  516-547-5700
                                  ------------
                     (Telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X                   No
                             --------                   --------

As of January 30, 1998, the Registrant had outstanding 3,897,967 shares of Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                    December 31, 1997  June 30, 1997
                                                                                    -----------------  -------------
                                    ASSETS                                               (unaudited)

                                                                                              (In thousands )
CURRENT  ASSETS:
     Cash (including cash equivalents of approximately
           $1,165 and $1,749, respectively)                                               $3,616             $3,500
     Investments                                                                           5,377              3,457
     Accounts receivable, net                                                              4,764              4,520
     Inventories                                                                           8,980              9,027
     Deferred income taxes                                                                   438                438
     Other current assets                                                                    579                519
                                                                                    -------------      -------------
         Total current assets                                                             23,754             21,461
                                                                                    -------------      -------------
Property, plant and equipment, net of
    depreciation and amortization of $17,924
    and $16,942, respectively                                                             15,878             15,404
Other assets, net                                                                            318                259
                                                                                    -------------      -------------
                                                                                         $39,950            $37,124
                                                                                    =============      =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                                      $922               $902
     Accounts payable                                                                        882                834
     Accrued expenses                                                                      3,019              2,861
     Income taxes payable                                                                    918                571
                                                                                    -------------      -------------
         Total current liabilities                                                         5,741              5,168
                                                                                    -------------      -------------

LONG-TERM DEBT                                                                             3,357              3,825

DEFERRED INCOME TAXES                                                                      1,560              1,528
                                                                                    -------------      -------------
         Total  liabilities                                                               10,658             10,521
                                                                                    -------------      -------------
STOCKHOLDERS' EQUITY:

     Common stock- par value $.01;authorized 20,000,000 shares;
           issued 4,067,979 shares                                                            41                 41
     Capital in excess of par value                                                        6,568              6,533
     Retained earnings                                                                    23,241             20,680
                                                                                    -------------      -------------
                                                                                          29,850             27,254
    Unrealized gain on investments available-for-sale, net                                   137                 65
    Less: Treasury stock, at cost; 170,807 and 176,218 shares, respectively                  612                599
              Deferred compensation                                                           57                106
              Cumulative foreign currency translation adjustment                              26                 11
                                                                                    -------------      -------------
           Total stockholders' equity                                                     29,292             26,603
                                                                                    -------------      -------------
                                                                                         $39,950            $37,124
                                                                                    =============      =============

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS




                                                       FOR THE QUARTER ENDED DECEMBER 31,   FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                              1997           1996                       1997       1996
                                                              ----           ----                       ----       ----
                                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)

Net sales                                                    $10,822         $8,637                    $20,780    $16,926
Cost of goods sold                                             5,825          5,262                     11,732     11,114
                                                          -----------    -----------                ------------  --------
   Gross profit                                                4,997          3,375                      9,048      5,812
                                                          -----------    -----------                ------------  --------

Selling, general and administrative expenses                   2,229          1,888                      4,227      3,377
Research and development expenses                                441            324                        830        697
                                                          -----------    -----------                ------------  --------
   Operating expenses                                          2,670          2,212                      5,057      4,074
                                                          -----------    -----------                ------------  --------
   Income from operations                                      2,327          1,163                      3,991      1,738
                                                          -----------    -----------                ------------  --------
Other expense (income):
   Interest expense                                              108             95                        221        199
   Interest income                                              (135)           (60)                      (225)      (104)
   Other                                                         (14)            10                         (1)         4
                                                          -----------    -----------                ------------  --------
                                                                 (41)            45                         (5)        99
                                                          -----------    -----------                ------------  --------

   Income before provision for income taxes                    2,368          1,118                      3,996      1,639

Provision for income taxes                                       851            401                      1,435        587
                                                          -----------    -----------                ------------  --------
   Net income                                                 $1,517           $717                     $2,561     $1,052
                                                          ===========    ===========                ===========   ========

Basic net income per common share                              $0.39          $0.18                      $0.66     $0.27
                                                          ===========    ===========                ===========  =========

Diluted net income per common share                            $0.38          $0.18                      $0.63     $0.27
                                                          ===========    ===========                ===========  =========
Basic weighted average common
shares outstanding                                             3,896          3,885                      3,894     3,885
                                                          ===========    ===========                ===========  =========
Diluted weighted average common
shares outstanding                                             4,041          3,906                      4,034     3,906
                                                          ===========    ===========                ===========  =========



See accompanying notes to unaudited consolidated financial statements.

                        AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                                   1997           1996

                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $2,561         $1,052
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                               984            933
        Gain (loss) on disposal of fixed assets                      (1)             5
        Stock award compensation expense                             49             86
        Provision for doubtful accounts receivable                    -             25
    Changes in operating assets and liabilities:
        Accounts receivable, net                                   (249)           810
        Inventories                                                  59             14
        Other assets, net                                           (89)          (186)
        Accounts payable, and accrued expenses                      206           (335)
        Income taxes payable                                        347           (166)
                                                               ---------      ---------
    Net cash provided by operating activities                     3,867          2,238
                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                    (1,461)          (766)
         Purchase of investments                                 (1,816)          (499)
         Proceeds from sale of fixed assets                           5              3
                                                               ---------      ---------
   Net cash used in investing activities                         (3,272)        (1,262)
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                               (448)          (420)
         Payments to acquire treasury stock                         (28)           (49)
         Issuance of stock                                            -              3
                                                               ---------      ---------
   Net cash used in financing activities                           (476)          (466)
                                                               ---------      ---------

        Effect of exchange rate changes on cash                      (3)            85
                                                               ---------      ---------
          Net increase in cash and cash equivalents                 116            595

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    3,500          2,661
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $3,616         $3,256
                                                               =========      =========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)      PRINCIPLES OF CONSOLIDATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and Subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of December 31, 1997 and the results of its operations for the quarter and six months ended December 31, 1997 and 1996. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the year ended June 30, 1997. Results for the six months ended December 31, 1997 are not necessarily indicative of results which could be expected for the entire year.


(2)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                         Dec. 31,          June 30,
                                           1997              1997
                                        ----------        ----------

                                             (in thousands)

Raw Materials                             $2,512           $2,635

Work-in-process                            3,498            3,498

Finished goods                             2,970            2,894
                                           -----            -----
                                          $8,980           $9,027
                                          ======           ======


(3)      EARNINGS PER SHARE:

         Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS No. 128") establishes new standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

reconciliation of the numerators and denominators of the basic and diluted EPS computations. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The Registrant has adopted SFAS No. 128 and therefore has calculated current periods' EPS in accordance with this new standard. Accordingly, all prior periods' EPS data have been restated to furnish comparative information.


                                            FOR THE QUARTER ENDED DECEMBER 31, 1997      FOR THE QUARTER ENDED DECEMBER 31, 1996
                                            ---------------------------------------      ---------------------------------------


                                            INCOME             SHARES     PER-SHARE      INCOME           SHARES       PER-SHARE
                                          (NUMERATOR)       (DENOMINATOR)  AMOUNT      (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                          -----------       ------------- ---------    -----------     -------------   ---------
BASIC EPS
Net income available to
 common stockholders                       $1,517,000         3,896,000     $.39         $717,000        3,885,000      $.18
                                                                             ===                                         ===
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                   142,000                                         --
Stock Grants                                                      3,000                                     21,000
                                                              ---------                                     ------

DILUTED EPS
Net income available to
  common stockholders +                    $1,517,000         4,041,000     $.38         $717,000        3,906,000      $.18
  assumed conversions                      ==========         =========     ====         ========        =========      ====



                                       FOR THE SIX MONTHS ENDED DECEMBER 31, 1997       FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                       ------------------------------------------       ------------------------------------------

                                            INCOME             SHARES    PER-SHARE        INCOME           SHARES       PER-SHARE
                                          (NUMERATOR)       (DENOMINATOR)  AMOUNT       (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                          -----------       ------------ ---------      -----------     -------------   ---------
BASIC EPS
Net income available to
  common stockholders                      $2,561,000         3,894,000     $.66           $1,052,000        3,885,000      $.27
                                                                             ===                                             ===
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                   137,000                                           --
Stock Grants                                                      3,000                                         21,000
                                                              ---------                                         ------

DILUTED EPS
Net income available to
  common stockholders +                    $2,561,000         4,034,000     $.63           $1,052,000        3,906,000      $.27
  assumed conversions                      ==========         =========     ====           ==========        =========      ====

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES




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


RESULTS OF OPERATIONS
---------------------

Three Months Ended December 31, 1997
Compared with Three Months Ended December 31, 1996
--------------------------------------------------

         Net sales for the three months ended December 31, 1997 increased 25% to $10,822,000 as compared to net sales of $8,637,000 for the comparable quarter in the prior fiscal year. This increase was primarily the result of a significant increase in demand for commercial products in both domestic and foreign markets. The backlog of unfilled orders was $7,552,000 at December 31, 1997 compared to $7,356,000 at December 31, 1996 and $7,721,000 at June 30,
1997.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS, continued
--------------------------------


         Gross margin for the three months ended December 31, 1997 was 46.2% of net sales as compared to 39.1% for the comparable quarter in the prior fiscal year. The higher gross margin in the current quarter was primarily attributable to production efficiencies afforded by higher sales levels, as well as a product mix with a greater proportion of higher-margin products than has been experienced in recent quarters. The Registrant believes product mix will continue to vary from quarter to quarter. It is difficult to predict what impact these variations will have on the Registrant's gross margins in the future. The improvement in gross margin also reflects process improvements which had not been fully implemented during the second quarter of fiscal year 1997.

         Total operating expenses for the three months ended December 31, 1997 increased 21% to $2,670,000 as compared to $2,212,000 in the comparable period in the prior fiscal year. Selling, general and administrative expenses for the three months ended December 31, 1997 increased 18% to $2,229,000 as compared to $1,888,000 in the comparable period in the prior fiscal year, primarily as a result of the higher levels of sales. Increased selling expenses included higher salaries, commissions to representatives and expenses relating to advertising and promotion activities. The increase in general and administrative expense is attributable to higher salaries and bonus accruals due to higher pretax profits.

     Research and development expenses for the three months ended December 31, 1997 increased 36% to $441,000 as compared to $324,000 in the comparable period in the prior year. The increase in research and development expenses was primarily the result of higher salary expense due to an increase in research and development personnel. The Registrant expects that expenditures for research and development will continue at least at current levels throughout the remainder of fiscal year 1998.

     As a result of the foregoing, net income for the three months ended December 31, 1997 was $1,517,000, or $.39 per common share ($.38 per common share assuming dilution), compared to net income of $717,000, or $.18 per common share ($.18 per common share assuming dilution), for the comparable period in the prior fiscal year.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS, continued
--------------------------------

Six Months Ended December 31, 1997
Compared with Six Months Ended December 31, 1996
------------------------------------------------

         Net sales for the six months ended December 31, 1997 increased 23% to $20,780,000 as compared to net sales of $16,926,000 for the comparable period in the prior fiscal year. The increased sales was primarily the result of a significant increase in demand for commercial products in both domestic and foreign markets.

         Gross margin for the six months ended December 31, 1997 was 43.5% of net sales as compared to 34.3% for the comparable period in the prior fiscal year. The higher gross margin in the current period was primarily attributable to production efficiencies afforded by higher sales levels, product mix with a greater proportion of higher-margin products than has been experienced in recent quarters, and the full effects of process improvements which were not fully implemented during the six months ended December 31, 1996.

         Total operating expenses for the six months ended December 31, 1997 increased 24% to $5,057,000 as compared to $4,074,000 in the comparable period in the prior fiscal year. Selling, general administrative expenses for the six months ended December 31, 1997 increased 25% to $4,227,000 as compared to $3,377,000 in the comparable period in the prior fiscal year, primarily as a result of the higher levels of sales. Increased selling expenses included higher salaries, higher commissions to representatives and expenses relating to advertising and promotion activities. The increase in general and administrative expenses is attributable to higher salaries and bonus accruals due to higher pretax profits.

         Research and development expenses for the six months ended December 31, 1997 increased 19% to $830,000 as compared to $697,000 in the comparable period in the prior year. The increase in research and development expenses was primarily the result of higher salary expense due to an increase in research and development personnel.

         As a result of the foregoing, net income amounted to $2,561,000, or approximately $.66 per common share ($.63 per common share assuming dilution), for the six months ended December 31, 1997 compared to net income of $1,052,000, or approximately $.27 per common share ($.27 per common share assuming dilution) for the comparable period in the prior fiscal year.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Registrant's financial position at December 31, 1997 remains strong as evidenced by working capital of $18,013,000 and stockholders' equity of $29,292,000. The Registrant's current ratio at December 31, 1997 was 4.1:1 as compared to a current ratio of 4.2:1 at June 30, 1997. The Registrant's quick ratio at December 31, 1997 was 2.6:1 as compared to a quick ratio of 2.4:1 at June 30, 1997.

         Cash and investments increased by $2,036,000 to $8,993,000 at December 31, 1997 from $6,957,000 at June 30, 1997 primarily as a result of the increase in net income. Accounts receivable increased by $244,000 to $4,764,000 at December 31, 1997 from $4,520,000 at June 30, 1997. Inventories decreased by $47,000 to $8,980,000 at December 31, 1997 from $9,027,000 at June 30, 1997.
Accounts payable and accrued expenses increased by $206,000 to $3,901,000 at December 31, 1997 from $3,695,000 at June 30, 1997, primarily as a result of increased expenses related to the higher levels of sales. Income taxes paid in the six month period ended December 31, 1997 were $1,088,000.

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

         Capital expenditures for the six months ended December 31, 1997 totaled $1,460,000 of which $1,054,000 was for machinery and equipment. The Registrant intends to use cash on hand and funds generated from operations to finance additional budgeted capital expenditures of approximately $1.5 million in fiscal year 1998, primarily for additions to and replacement of machinery and equipment.

         In June 1990, the Registrant announced a stock purchase program pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. As of December 31, 1997, the Registrant has expended approximately $805,000 to purchase an aggregate of 308,400 shares under this program.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION

ITEMS 1. THROUGH 3.     Not Applicable
                        --------------

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Registrant's Annual Meeting of Stockholders held on November 21, 1997, the stockholders re-elected the following individuals, each of whom was elected as a director of the Registrant at the last Annual Meeting, as directors for one-year terms pursuant to the following votes:

                                For        Against      Abstain
                                ---        -------      -------
Victor Insetta               3,896,522        0           900
Rubin Blumkin                3,896,522        0           900
O. Julian Garrard III        3,896,522        0           900
Stuart P. Litt               3,896,522        0           900
Chester E. Spence            3,896,522        0           900

         The stockholders also approved a proposal to adopt the American Technical Ceramics Corp. 1997 Stock Option Plan. The holders of 3,892,456 shares of Common Stock voted for the proposal, the holders of 3,546 shares of Common Stock voted against the proposal and the holders of 1,420 shares of Common Stock abstained from voting.

         Finally, the stockholders ratified the appointment of KPMG Peat Marwick LLP as the independent public accountants to audit the Registrant's consolidated financial statements for the fiscal year ending June 30, 1998. The holders of 3,896,522 shares of Common Stock voted for the ratification, no holders of shares of Common Stock voted against the ratification and the holders of 900 shares of Common Stock abstained from voting.

ITEM 5.  Not Applicable
         --------------

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits:
         Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No.2-96925-NY) and are incorporated herein by reference to the same exhibit thereto:

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES



EXHIBIT NO.                         DESCRIPTION
----------                          -----------

  3(a)(i)         -   Certificate of Incorporation of the Registrant.
  3(a)(ii)        -   Amendment to Certificate of Incorporation.  (1)
  3(b)(i)         -   By-laws of the Registrant.
  9(a)(i)         -   Restated Shareholders? Agreement, dated April 15, 1985,
                      among Victor Insetta, Joseph Mezey, Joseph Colandrea and
                      the Registrant.
  10(b)(i)        -   Lease Agreement between Victor Insetta and the Registrant
                      for premises at 15 Stepar Place, Huntington Station, N.Y.
  10(b)(ii)       -   Amendment to Lease Agreement, dated May 8, 1984, but
                      effective as of July 14, 1981, between Victor Insetta,
                      d/b/a Stepar Leasing Company, and the Registrant.
  10(b)(iii)      -   Amendment to Lease Agreement, dated June 15, 1987, but
                      effective as of May 1, 1987, between Victor Insetta,
                      d/b/a Stepar Leasing Company, and the Registrant.  (2)
  10(b)(iv)       -   Amendment to Lease Agreement, dated February 9, 1989,
                      between Victor Insetta, d/b/a Stepar Leasing Company,
                      and the Registrant.  (3)
  10(b)(v)        -   Amendment to Lease Agreement, as of January 1, 1997,
                      between Victor Insetta, d/b/a  Stepar Leasing Company,
                      and the Registrant.  (4)
  10(c)(i)        -   1985 Employee Stock Sale Agreement between the Registrant
                      and various employees.
  10(c)(ii)       -   Form of Employee Stock Bonus Agreement, dated as of
                      July 1, 1993, between the Registrant and various
                      employees.  (5)
  10(c)(iii)      -   Form of Employee Stock Bonus Agreement, dated as of
                      April 19, 1994, between the Registrant and various
                      employees.  (5)
  10(c)(iv)       -   Form of Employee Stock Bonus Agreement, dated as of
                      April 20, 1995, between the Registrant and various
                      employees.  (1)
  10(e)           -   Amended and Restated Lease, effective as of
                      July 1, 1996, between V.P.I. Properties Associates,
                      d/b/a V.P.I. Properties Associates, Ltd., and American
                      Technical Ceramics (Florida), Inc.  (4)
  10(f)           -   Purchase Agreement, dated May 31, 1989, by and among
                      Diane LaFond Insetta and/or Victor D. Insetta, as
                      custodians for Danielle and Jonathan Insetta, and
                      American Technical Ceramics Corp., and amendment
                      thereto, dated July 31, 1989.  (3)
  10(g)(iii)      -   Profit Bonus Plan, dated April 19, 1995, and effective
                      for the fiscal years beginning July 1, 1994.  (1)
  10(g)(iv)       -   Employment Agreement, dated April 3, 1985, between
                      Victor Insetta and the Registrant, as amended.  (6)
  10(h)           -   Loan Agreement, dated September 27, 1994, between the
                      Registrant and Barnett Bank of Jacksonville, N.A.  (5)

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES


  10(i)       -   Secured Commercial Note, dated as of February 17, 1995,
                  between the Registrant and European American Bank.  (1)
  10(j)       -   Secured Commercial Note, dated as of February 17, 1995,
                  between the Registrant and European American Bank.  (1)
  10(k)(i)    -   Letters of Agreement, dated June 26, 1996 and
                  August 22, 1996, between the Registrant and
                  Stuart P. Litt.  (7)
  10(k)(ii)   -   Letter Agreement, dated September 11, 1997, between the
                  Registrant and Stuart P. Litt.  (8)
  10(l)       -   Loan Agreement, dated September 25, 1996, between the
                  Registrant and Barnett Bank, N.A.  (9)
  10(m)       -   American Technical Ceramics Corp. 1997 Stock Option Plan. (8)
  21          -   Subsidiaries of the Registrant.  (6)
  27          -   Financial Data Schedule.  (10)


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

         (b)      Reports on Form 8-K:
                  No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

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



                                          AMERICAN TECHNICAL CERAMICS CORP.
                                                  (Registrant)


DATE:         January 30, 1998    BY:     /s/ VICTOR INSETTA
                                          ------------------
                                          Victor Insetta
                                          President
                                          (Chief Executive Officer)




DATE:         January 30, 1998    BY:     /s/  STUART P. LITT
                                          -------------------
                                          Stuart P. Litt
                                          Senior Vice President -
                                          Operations and Director
                                          (Acting Principal Financial Officer)