Form 10-Q
period 1998-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 1998-05-07
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                       AMERICAN TECHNICAL CERAMICS CORP.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)




         DELAWARE                                      11-2113382
---------------------------------          -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


17 STEPAR PLACE, HUNTINGTON STATION, NY                 11746
----------------------------------------               -------
(Address of principal executive offices)              (Zip Code)


                                  516-622-4700
                    ---------------------------------------
                    (Telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes    X     No
                                      --------   -----------

As of April 17, 1998, the Registrant had outstanding 3,900,410 shares of Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 1998   June 30, 1997
                                                                  --------------   -------------
                                                                          (In thousands)
ASSETS
Current Assets:
  Cash (including cash equivalents of
    approximately $1,068 and
    $1,749, respectively)                                               3,583           3,500
  Marketable Securities                                                 6,064           3,457
  Accounts receivable,net                                               4,373           4,520
  Inventories                                                           9,409           9,027
  Deferred income taxes                                                   438             438
  Other                                                                   463             519
                                                                    ----------     -----------
                       TOTAL CURRENT ASSETS                            24,330          21,461
                                                                    ----------     -----------

Property, Plant and Equipment,net of
  depreciation and amortization of
  $18,393 and $16,492, respectively                                    16,250          15,404
Other Assets                                                              306             259
                                                                    ----------     -----------
                           TOTAL ASSETS                                40,886          37,124
                                                                    ==========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                       927             902
  Accounts payable                                                      1,094             834
  Accrued expenses                                                      3,271           2,861
  Income taxes payable                                                    713             571

                                                                    ----------     -----------
                     TOTAL CURRENT LIABILITIES                          6,005           5,168
                                                                    ----------     -----------

Long-term debt                                                          3,125           3,825

Deferred income taxes                                                   1,585           1,528

                                                                    ----------     -----------
                        TOTAL LIABILITIES                               10,715         10,521
                                                                    ----------     -----------

STOCKHOLDERS' EQUITY:

  Common stock---$.01 par value; authorized
  20,000,000 shares; issued 4,067,979 shares                               41              41
  Capital in excess of par value                                        6,583           6,533
  Retained earnings                                                    24,033          20,680
  Unrealized gain on investments available-for-sale, net                  170              65
  Less: Treasury stock, at cost (168,412 and
            176,218 shares, respectively)                                 615             599
            Deferred compensation                                          36             106
            Cumulative foreign currency translation adjustment              5              11
                                                                    ----------     -----------
                    TOTAL STOCKHOLDERS' EQUITY                         30,171          26,603
                                                                    ----------     -----------

                                                                    ----------     -----------
                                                                       40,886          37,124
                                                                    ==========     ===========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS



                                                              FOR THE QUARTER ENDED MARCH 31,    FOR THE NINE MONTHS ENDED MARCH 31,

                                                                     1998           1997                       1998           1997
                                                                     ----           ----                       ----           ----
                                                                               (In thousands except per share data)

Net sales                                                          $9,924         $9,541                    $30,703        $26,467
Cost of goods sold                                                  6,115          5,688                     17,847         16,801
                                                               -----------    -----------                -----------    -----------
   Gross profit                                                     3,809          3,853                     12,856          9,666
                                                               -----------    -----------                -----------    -----------

Selling, general and administrative expenses                        2,183          1,820                      6,410          5,197
Research and development expenses                                     441            309                      1,271          1,007
                                                               -----------    -----------                -----------    -----------
   Operating expenses                                               2,624          2,129                      7,681          6,204
                                                               -----------    -----------                -----------    -----------
   Income from operations                                           1,185          1,724                      5,175          3,462
                                                               -----------    -----------                -----------    -----------
Other expense (income):
   Interest expense                                                   103             91                        324            289
   Interest income                                                   (148)           (67)                      (373)          (171)
   Other                                                              (12)             1                        (15)             6
                                                               -----------    -----------                -----------    -----------
                                                                      (57)            25                        (64)           124
                                                               -----------    -----------                -----------    -----------

   Income before provision for income taxes                         1,242          1,699                      5,239          3,338

Provision for income taxes                                            450            552                      1,886          1,139
                                                               -----------    -----------                -----------    -----------
   Net income                                                        $792         $1,147                     $3,353         $2,199
                                                               ===========    ===========                ===========    ===========

Basic net income per common share                                   $0.20          $0.29                      $0.86          $0.57
                                                               ===========    ===========                ===========    ===========

Diluted net income per common share                                 $0.20          $0.29                      $0.83          $0.56
                                                               ===========    ===========                ===========    ===========
Basic weighted average common
shares outstanding                                                  3,898          3,888                      3,896          3,886
                                                               ===========    ===========                ===========    ===========
Diluted weighted average common
shares outstanding                                                  4,020          3,909                      4,032          3,906
                                                               ===========    ===========                ===========    ===========





See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             FOR THE NINE MONTHS ENDED MARCH 31,

                                                                  1998           1997
                                                                  ----           ----
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $3,353         $2,199
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                            1,581          1,400
        Gain on disposal of fixed assets                           (15)             6
        Stock award compensation expense                            70            112
        Provision for doubtful accounts receivable                                 30
    Changes in operating assets and liabilities:
        Accounts receivable, net                                   148            205
        Inventories                                               (366)          (119)
        Other assets, net                                         (195)          (122)
        Accounts payable, and accrued expenses                     670              4
        Income taxes payable                                       329             (9)
                                                              ---------      ---------
    Net cash provided by operating activities                    5,575          3,705
                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                   (2,455)        (1,255)
         Purchase of investments                                (2,445)        (1,206)
         Proceeds from sale of fixed assets                         46              4
                                                              ---------      ---------
   Net cash used in investing activities                        (4,854)        (2,457)
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                              (675)          (630)
         Payments to acquire treasury stock                        (16)           (64)
         Issuance of stock                                          50              3
                                                              ---------      ---------
   Net cash used in financing activities                          (641)          (692)
                                                              ---------      ---------

        Effect of exchange rate changes on cash                      3             46
                                                              ---------      ---------
          Net increase in cash and cash equivalents                 83            602

CASH AND CASH EQUIVALENTS, beginning of period                   3,500          2,661
                                                              ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                        $3,583         $3,263
                                                              =========      =========



See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1) PRINCIPLES OF CONSOLIDATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and Subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of March 31, 1998 and the results of its operations for the quarter and nine months ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the year ended June 30, 1997. Results for the nine months ended March 31, 1998 are not necessarily indicative of results which could be expected for the entire year.


(2) INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:


                                       Mar. 31       June 30,
                                        1998          1997
                                        (in thousands)
                                   ------------   -----------
         Raw materials                  $3,068     $2,635
         Work-in-process                 3,498      3,498
         Finished goods                  2,843      2,894
                                      --------    --------
                                        $9,409     $9,027
                                       =======    ========



(3) EARNINGS PER SHARE:

         Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS No. 128") establishes new standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. This

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement is effective for financial statements issued for periods ending after December 15, 1997. The Registrant has adopted SFAS No. 128 and therefore has calculated current periods' EPS in accordance with this new standard. Accordingly, all prior periods' EPS data have been restated to furnish comparative information.

                                                 FOR THE QUARTER ENDED MARCH 31, 1998     FOR THE QUARTER ENDED MARCH 31, 1997
                                                 ------------------------------------     ------------------------------------
                                                 INCOME         SHARE        PER-SHARE     INCOME        SHARE          PER-SHARE
                                               (NUMERATOR)    (DENOMINATOR)    AMOUNT    (NUMERATOR)  (DENOMINATOR)       AMOUNT
                                               -----------    -------------  ---------   -----------  -------------     ---------
BASIC EPS
Net income available to
 common stockholders                           $792,000         3,898,000      $.20       $1,147,000     3,888,000         $.29
                                                                               ====                                        ====
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                     116,000                                       --
Stock Awards                                                        6,000                                   21,000
                                                                ---------                                ---------
DILUTED EPS
Net income available to
 common stockholders +
 diluted shares                                $792,000         4,020,000      $.20       $1,147,000     3,909,000         $.29
                                               ========         =========      ====       ==========     =========         ====


                                           FOR THE NINE MONTHS ENDED MARCH 31, 1998        FOR THE NINE MONTHS ENDED MARCH 31, 1997
                                           ----------------------------------------        ----------------------------------------
                                            INCOME        SHARE          PER-SHARE           INCOME         SHARE       PER-SHARE
                                          (NUMERATOR)  (DENOMINATOR)      AMOUNT           (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                          -----------  -------------     ---------         -----------   -------------  ---------
BASIC EPS
Net income available to
 common stockholders                     $3,353,000     3,896,000          $.86            $2,199,000      3,886,000        $.57
                                                                           ====                                             ====
EFFECT OF DILUTIVE SECURITIES
Stock Options                                             130,000                                                 --
Stock Awards                                                6,000                                             20,000
                                                        ---------                                          ---------
DILUTED EPS
Net income available to
 common stockholders +
 diluted shares                          $3,353,000     4,032,000          $.83            $2,199,000      3,906,000        $.56
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

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, fluctuations in operating results and delays in development of highly complex products and the other matters listed in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 under caption "Cautionary Statements Regarding Forward-Looking Statements" and in the Registrant's other filings with the Securities and Exchange Commission. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward- looking statements made by the Registrant.


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1998
Compared with Three Months Ended March 31, 1997
-----------------------------------------------

         Net sales for the three months ended March 31, 1998 increased 4% to $9,924,000 as compared to net sales of $9,541,000 for the comparable quarter in the prior fiscal year. This increase was primarily attributable to increases in domestic sales of commercial capacitors and in sales of Thin Film products worldwide, while sales of capacitors into the commercial foreign market and hi-rel products remained at comparable levels. The Registrant experienced a slowing of marketplace activity in the third quarter of the current fiscal year relative to the previous two quarters which was attributable at least in part to the "current situation in Asia". Order bookings continued through April at rates similar to those experienced in the third quarter. Based upon order bookings to date, the Registrant expects revenues for the fourth quarter of the current fiscal year to be below the comparable quarter of the prior fiscal year. The backlog of unfilled orders was $7,131,000 at March 31, 1998, compared to $7,618,000 at March 31, 1997 and $7,721,000 at June 30, 1997.

         Gross margin for the three months ended March 31, 1998 was 38.4% of net sales as compared to 40.4% for the comparable quarter in the prior fiscal year. The lower gross margin reported for the third quarter as compared to the comparable quarter in the prior fiscal year was due to increases in manufacturing personnel (principally in Florida) and lower average selling prices.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS, continued
--------------------------------

         Total operating expenses for the three months ended March 31, 1998 increased 23% to $2,624,000 as compared to $2,129,000 in the comparable period in the prior fiscal year. Selling, general and administrative expenses for the three months ended March 31, 1998 increased 20% to $2,183,000 as compared to $1,820,000 in the comparable period in the prior fiscal year. The increase in selling, general and administrative expenses was due to increases in sales and administrative personnel and increases in advertising and promotional activities.

         Research and development expenses for the three months ended March 31, 1998 increased 43% to $441,000 as compared to $309,000 in the comparable period in the prior fiscal year. The increase in research and development expenses was primarily the result of higher salary expense due to an increase in research and development personnel. The Registrant expects that expenditures for research and development will continue at least at current levels throughout the remainder of the current fiscal year.

         As a result of the foregoing, net income for the three months ended March 31, 1998 was $792,000, or $.20 per common share ($.20 per common share assuming dilution), compared to net income of $1,147,000, or $.29 per common share ($.29 per common share assuming dilution), for the comparable period in the prior fiscal year.


Nine Months Ended March 31, 1998
Compared with Nine Months Ended March 31, 1997
----------------------------------------------

         Net sales for the nine months ended March 31, 1998 increased 16% to $30,703,000 as compared to net sales of $26,467,000 for the comparable period in the prior fiscal year. The increase in sales was primarily the result of a significant increase in demand during the first and second quarters for commercial products in both domestic and foreign markets.

         Gross margin for the nine months ended March 31, 1998 was 42% of net sales as compared to 37% for the comparable period in the prior fiscal year. The higher gross margin in the current period was primarily attributable to production efficiencies afforded by higher sales levels during the first and second fiscal quarters and the full effects of process improvements which had not yet been fully implemented during the nine months ended March 31, 1997.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS, continued
--------------------------------

         Total operating expenses for the nine months ended March 31, 1998 increased 24% to $7,681,000 as compared to $6,204,000 in the comparable period in the prior fiscal year. Selling, general administrative expenses for the nine months ended March 31, 1998 increased 23% to $6,410,000 as compared to $5,197,000 in the comparable period in the prior fiscal year, primarily as a result of the higher levels of sales and increases in staff. Increased selling expenses included higher salary expense, primarily as a result of increases in sales personnel, higher commissions to representatives and expenses relating to advertising and promotion activities. The increase in general and administrative expenses is attributable to increases in personnel, higher professional fees and increased bonus accruals due to higher pretax profits.

         Research and development expenses for the nine months ended March 31, 1998 increased 26% to $1,271,000 as compared to $1,007,000 in the comparable period in the prior fiscal year. The increase in research and development expenses was primarily the result of higher salary expense due to an increase in research and development personnel and higher expenses for supplies to support the increased research and development activity.

         As a result of the foregoing, net income amounted to $3,353,000, or approximately $.86 per common share ($.83 per common share assuming dilution), for the nine months ended March 31, 1998 compared to net income of $2,199,000, or approximately $.57 per common share ($.56 per common share assuming dilution), for the comparable period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Registrant's financial position at March 31, 1998 remains strong as evidenced by working capital of $18,325,000 and stockholders' equity of $30,171,000. The Registrant's current ratio at March 31, 1998 was 4.1:1 as compared to a current ratio of 4.2:1 at June 30, 1997. The Registrant's quick ratio at March 31, 1998 was 2.5:1 as compared to a quick ratio of 2.4:1 at June 30, 1997.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, continued
------------------------------------------

         Cash and investments increased by $2,690,000 to $9,647,000 at March 31, 1998 from $6,957,000 at June 30, 1997, primarily as a result of the net income for the nine months ended March 31, 1998. Accounts receivable decreased by $147,000 to $4,373,000 at March 31, 1998 from $4,520,000 at June 30, 1997.
Inventories increased by $382,000 to $9,409,000 at March 31, 1998 from $9,027,000 at June 30, 1997. Accounts payable and accrued expenses increased by $670,000 to $4,365,000 at March 31, 1998 from $3,695,000 at June 30, 1997, primarily as a result of increased expenses related to the higher levels of sales. Income taxes paid in the nine month period ended March 31, 1998 were $1,616,000.

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

          Capital expenditures for the nine months ended March 31, 1998 totaled $2,455,000 of which $1,498,000 was for machinery and equipment. The Registrant intends to use cash on hand and funds generated from operations to finance budgeted capital expenditures of approximately $550,000 for the remainder of fiscal year 1998, primarily for additions to and replacement of machinery and equipment.

         In June 1990, the Registrant announced a stock purchase program pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. As of March 31, 1998, the Registrant has expended approximately $805,000 to purchase an aggregate of 308,400 shares under this program.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5. Not Applicable
                    --------------

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a) Exhibits:
         Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) and are incorporated herein by reference to the same exhibit thereto:


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


              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES


              American Technical Ceramics Corp., and amendment thereto, dated July 31, 1989.
              (3)
  10(g)(iii)- Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning
              July 1, 1994.  (1)
  10(g)(iv) - Employment Agreement, dated April 3, 1985, between Victor Insetta and the
              Registrant, as amended.  (6)
  10(h)     - Loan Agreement, dated September 27, 1994, between the Registrant and Barnett
              Bank of Jacksonville, N.A.  (5)
  10(i)     - Secured Commercial Note, dated as of February 17, 1995, between the Registrant and
              European American Bank.  (1)
  10(j)     - Secured Commercial Note, dated as of February 17,  1995, between the Registrant and European American Bank.  (1)
  10(k)(i)  - Letters of Agreement, dated June 26, 1996 and August 22, 1996, between the
              Registrant and Stuart P. Litt.  (7)
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

    (b) Reports on Form 8-K:
        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                 AMERICAN TECHNICAL CERAMICS CORP. AND SUBIDIARIES


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           AMERICAN TECHNICAL CERAMICS CORP.
                                       (Registrant)


DATE: May 1, 1998          BY:      /s/ VICTOR INSETTA
                                    ------------------
                                    Victor Insetta
                                    President and Director
                                    (Chief Executive Officer)




DATE: May 1, 1998          BY:      /s/ ANDREW R. PERZ
                                    ------------------
                                    Andrew R. Perz
                                    Controller
                                    Principal Financial Officer