Form 10-K
period 1998-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1998-09-18
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
   (X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 516/622-4700
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------       -----------------------------------------
     COMMON STOCK, PAR VALUE $01             AMERICAN STOCK EXCHANGE

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

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

         ON SEPTEMBER 9, 1998, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK (BASED UPON THE CLOSING SALES PRICE OF THE REGISTRANT'S COMMON STOCK ON THE AMERICAN STOCK EXCHANGE ON SUCH DATE) HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $10,255,000. (FOR PURPOSES OF THIS REPORT, ALL OFFICERS AND DIRECTORS HAVE BEEN CLASSIFIED AS AFFILIATES, WHICH CLASSIFICATION SHALL NOT BE CONSTRUED AS AN ADMISSION OF THE AFFILIATE STATUS OF ANY SUCH PERSON.)

         ON SEPTEMBER 9, 1998, THE REGISTRANT HAD OUTSTANDING 3,852,337 SHARES OF COMMON STOCK.

         DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON NOVEMBER 20, 1998 ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.

                                     PART 1

ITEM 1.    BUSINESS

         GENERAL

     Unless the context indicates otherwise, references to the Registrant herein include American Technical Ceramics Corp., a Delaware corporation, and its subsidiaries, all of which are wholly-owned.

     The Registrant designs, develops, manufactures and markets RF/Microwave/Millimeter-Wave ceramic and porcelain capacitors and thin film products. Capacitors function within electronic circuits by storing and discharging precise amounts of electrical power. The Registrant believes that it is a leading manufacturer of multilayer capacitors ("MLCs") for ultra-high frequency ("UHF") and microwave applications. Selling prices for the Registrant's MLCs typically range from $.25 to $7.50 or higher, whereas selling prices for commodity-type MLC units typically range from $.01 to $.25. Management believes the Registrant operates primarily in only one industry segment - the electronic components industry.

     During the fiscal year ended June 30, 1998, the electronic components industry operated in two very different business climates. During the first six months of the fiscal year, the Registrant experienced an increase in sales, primarily due to a general increase in demand for technology and electronic products in the United States and abroad. During the second half of the fiscal year, which was marked by the increasing problems within the Asian economy, the Registrant experienced an overall slowdown in the demand for its products.

         PRODUCTS

     The Registrant's MLCs are currently available in predominantly four physical sizes designated "A" (a .055 inch cube), "B" (a .110 inch cube), "C" (a .250 inch cube) and "E" (a .380 inch cube); in three types of dielectrics: low-loss porcelain (the 100 Series), zero temperature coefficient (the 700 Series) and high dielectric constant (the 200 Series); and in a variety of capacitance values. The 100 Series, the Registrant's basic product line, is widely used in microwave equipment and is the only product line that accounts for more than 15% of the Registrant's consolidated revenue, accounting for 51%, 52% and 53% of the Registrant's revenues in fiscal years 1998, 1997 and 1996, respectively. The 700 Series has a slightly higher dissipation factor than the 100 Series, but because of its lower temperature coefficient is used in certain UHF/Microwave and lower frequency applications. The 200 Series has high packaging density and is used in microcircuits where high capacitance value is needed in a small space.

     The Registrant's MLCs are generally designed for critical performance applications, and are characterized by a high degree of reliability, low power dissipation and ruggedness. The MLCs can be broadly classified as either commercial or "hi-rel", based primarily upon the amount of testing involved. All are subject to precise measurement of capacitance, dissipation factor and insulation resistance. The Registrant's products are used in commercial and military applications, including satellite communications, Personal Communications Systems (PCS) and other wireless communications systems, medical imaging (i.e., magnetic resonance imaging), radio frequency power sources for semiconductor manufacturing, numerous aerospace systems, including radar and electronic warfare, and certain high-speed digital processing equipment. For the fiscal years ended June 30, 1998, 1997 and 1996, the Registrant estimates that approximately 17%, 13% and 13% of sales, respectively, were sales of hi-rel products. The customers for these products included domestic aerospace contractors, manufacturers of communications satellites and satellite equipment, the U.S. military and other critically sensitive applications users. Approximately 53%, 55% and 54% of sales in fiscal years 1998, 1997 and 1996, respectively, were to other domestic customers; and approximately 30%, 32% and 33% of sales in such fiscal years, respectively, were to foreign customers. See " Item 1. BUSINESS -- CUSTOMERS AND MARKETING -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

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

     The Registrant has historically pursued the high-performance MLC market which typically has commanded higher unit selling prices. The MLCs required for these applications constitute a small part of the circuit cost and, because performance requirements are stringent and the cost of component failure high, customers have been willing to pay the higher prices associated with higher performance products.

     In recent years, the Registrant has mechanized its manufacturing processes to enable it to produce certain of its existing MLCs at lower cost for the growing medium- priced market driven by telecommunications applications. The Registrant is also developing additional products to service this market. A new product targeted to emerging communications markets, the 500S Broadband Microwave Capacitor (BMC), was introduced in June 1998. This product is based on a patented construction and extends the useful frequency range in certain applications as compared to similar size MLCs. Its physical configuration is designed to be compatible with customers' high-volume circuit assembly technologies.

     The Registrant's Microcap(R), a single layer ceramic capacitor, was developed to meet certain applications where small size is critical and which operate at frequencies extending higher than those for which MLCs are typically chosen. Manufactured and sold in both hi-rel and commercial versions, these products are used in satellite communications and millimeter-wave applications.

     The Registrant has diversified its product line in recent years through the development of custom product capability based on thin film technologies. The Registrant produces a variety of metallized circuits and passive components on high-quality ceramic substrates to customers' drawings and specifications. Thin film products are used by the Registrant's customers in a broad range of applications, including microwave components, fiber optic repeaters and high-density packaging of devices.

         MANUFACTURING

     The Registrant currently manufactures capacitors primarily at two facilities in Huntington Station, New York, which aggregate approximately 46,000 square feet. One of these facilities houses the Registrant's recently constructed state-of-the-art chip fabrication operations. This facility, which was placed in operation at the end of fiscal year 1995, is designed to provide better control of the Registrant's manufacturing processes and product quality, while substantially increasing its output capability.

      The manufacturing process for MLCs involves four primary stages. The first stage, the "white room" stage, involves the inspection of raw ceramic powder, casting, dicing and firing. In the second stage, the "termination" stage, the chips are coated with silver. In the third stage, the "finishing" stage, the parts are then customized to specific order requirements for commercial applications. This stage includes, but is not limited to, chip plating, soldering of leads, laser marking and chip packing. If the customer's specifications call for a higher level of precision, the parts are put through a fourth stage, the "hi-rel" stage, where additional testing is performed. The chips are tested electrically and inspected throughout the entire process.

     The Registrant operates another white room and a termination operation at its facility in Jacksonville, Florida, where it produces certain MLC product series, its Microcap product line and all of its thin film products. As part of its thin film manufacturing operations, the Registrant has established certain additional requisite technologies including "sputtering" deposition and laser machining of ceramic substrates.

     The Registrant reassigns production among its facilities from time to time based on productivity improvements and projected workloads. In the fourth quarter of fiscal year 1998, the Registrant began the process of transferring the manufacture of most of its larger size MLCs to its New York facilities, where such products had been produced until fiscal year 1995. This reassignment is intended to provide additional resources in Jacksonville for expansion of thin film operations and for the manufacture of anticipated new products.

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

         CUSTOMERS AND MARKETING

     The Registrant markets its products primarily to customers in the wireless telecommunications, military, medical and space industries. The customers included within these industries are manufacturers of microwave and high frequency systems, subsystems and equipment, including original equipment manufacturers, government contractors, and subcontractors. The Registrant promotes its products through specialized trade shows, industry trade journal advertisements and catalog direct mail programs. The Registrant also maintains a site on the world-wide web.

     In fiscal years 1998 and 1997, the Registrant shipped products to approximately 1,700 customers as compared to approximately 1,500 customers in fiscal year 1996. The top ten customers combined accounted for approximately 25%, 26% and 27% of net sales in fiscal years 1998, 1997 and 1996, respectively. No customer accounted for more than 10% of net sales in any of these periods.

     The Registrant does not typically sell its products under long-term contracts, but rather sells pursuant to a large number of individual purchase orders. The individual purchase orders are often subject to pricing agreements or logistics arrangements. Neither pricing agreements nor logistics arrangements are firm purchase orders, but each still requires that the Registrant commit to producing finished goods inventory in anticipation of receiving a purchase order for immediate shipment. The impact of this trend on the Registrant's business is a reduction in backlog and an increase in inventory. See "Item 1. BUSINESS -- SALES BACKLOG" and "Item 7. LIQUIDITY AND CAPITAL RESOURCES".

     Customers are invoiced simultaneously with merchandise shipments, and invoices are generally payable on a 30- day basis. Customers are given the option to remit payment beyond normal credit terms and incur a nominal financing charge. Customers may also charge their purchases through the use of a credit / debit card or Electronic Data Interchange. Sales returns are authorized and accepted by the Registrant in the normal course of business. An evaluation of the returned product is performed which typically results in either a credit or a shipment of replacement product to customers. The Registrant believes that it has provided an adequate reserve for returns in the accompanying consolidated financial statements.

     The Registrant sells its products through independent sales representatives, who are compensated on a commission basis, and distributors, who purchase products from the Registrant for resale. In general, the Registrant utilizes sales representatives in the United States, and both sales representatives and distributors in foreign countries. At June 30, 1998, the Registrant utilized approximately 15 sales representative organizations in the United States and approximately 17 sales representative and distributor organizations in foreign countries, principally Western Europe, Canada and the Far East. The Registrant's sales representatives and distributors generally have substantial engineering expertise which enables them to assist the Registrant in providing a high level of service to assist customers in generating product specifications and in providing applications assistance and maintaining contact with key customers. The Registrant employs regional sales managers to supervise its sales representatives and distributors and a staff of sales and applications specialists to provide direct contact with and support to customers. See "Item 1. BUSINESS -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

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

         FOREIGN SALES

     In fiscal years 1998, 1997 and 1996, sales to customers located outside the United States constituted 30%, 32% and 33% of net sales, respectively. The Registrant's overseas customers are located primarily in Western Europe, Canada and the Far East. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING" and Note 9 of Notes to Consolidated Financial Statements. Export sales are made through the Registrant's foreign sales corporation subsidiary. All foreign sales, except sales by the Registrant's wholly-owned subsidiary in Sussex, England, are denominated in United States dollars. In certain circumstances, the Registrant attempts to reduce the risk of doing business in foreign countries through the use of irrevocable letters of credit and by working closely with its foreign representatives and distributors in assessing business environments.

         SALES BACKLOG

     The Registrant's sales backlog was $6,308,000, $7,721,000 and $6,538,000 at June 30, 1998, 1997 and 1996, respectively. Backlog generally represents a combination of custom manufactured parts, which require a longer lead time to produce, and the Registrant's standard products. Customer requirements for the Registrant's standard products have been trending towards shorter lead times which generally results in lower backlog for these products. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING". The Registrant offers its Quik-Pick 48 Hour System(R) program pursuant to which products are shipped within 48 hours from the time the order is placed. This program has consistently gained in popularity with its customers. In order to offer this program, the Registrant has to maintain higher inventory levels of certain products in proportion to total sales than it had in the past and higher than those maintained by some other capacitor manufacturers. The future contribution of the Quik-Pick program to the financial results of the Registrant depends critically on the Registrant's ability to accurately predict customer demand for the various products offered through the program.

         RESEARCH AND DEVELOPMENT

     The technology upon which the Registrant's products are based is subject to continued development of materials and processes to meet the demands of new applications and increased competition. The Registrant's business position is in large part contingent upon the continuous refinement of its technological and engineering expertise and the development of new or enhanced products and technologies. Accordingly, the Registrant believes that its research and development efforts are critical to its continued success.

     The Registrant conducts most of its research and development activities at its facility in Jacksonville, Florida. Activities are focused on the development of new product lines as well as improvement of existing products. Improvements in materials and process technology, as well as in specialized production equipment, are directed towards reducing product size and cost, as well as meeting new performance requirements that are developed from frequent customer contacts by the Registrant's sales and technical personnel. Products are introduced after extensive in-house testing as well as evaluations at selected customer sites.

     In fiscal year 1998, the Registrant completed construction of, and began operations in, a new research and development facility at its Jacksonville site housing development and pilot production lines for new products. The first new product line to be produced in the new facility, the Series 500S Broadband Microwave Capacitor, was introduced at the International Microwave Symposium in Baltimore, Maryland in June 1998. See "Item 1. BUSINESS --

PRODUCTS". This product was the result of several years of development of new materials and processes suited to higher-frequency performance and lower manufacturing cost.

     Expenditures for research and development were approximately $1,813,000, $1,433,000 and $1,537,000 in fiscal years 1998, 1997 and 1996, respectively, representing approximately 5% of net sales for fiscal years 1998 and 1996 and 4% of net sales for fiscal year 1997. The Registrant anticipates that research and development expenditures, expressed as a percentage of net sales, will continue at levels approximately comparable to that of the latest fiscal year.

         RAW MATERIALS

     The principal raw materials used by the Registrant include silver, palladium, other precious metals and titanate powders which are used in ceramics. Precious metals are available from many sources, although palladium is generally available from a limited number of metal dealers who obtain their product requirements from the Republic of South Africa or Russia.

     In fiscal year 1998, the Registrant experienced a large increase in the price of palladium, principally due to the unavailability of new product shipments from Russia. The Registrant anticipates that the price of palladium will remain volatile, with the likelihood of further price increases in fiscal year 1999. The Registrant typically employs forward contracts in making purchases of palladium. At current levels of production, the Registrant believes that it has sufficient inventories and contracts for the purchase of palladium to meet its needs for the foreseeable future.

         COMPETITION

     Competition in the MLC industry is intense and, in general, is based primarily on price. In the hi-rel and UHF/Microwave market segment, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. Potential growth of some commercial market applications may in the future increase the competitive importance of price in this market. The Registrant believes it competes in the UHF/Microwave market with several other manufacturers, both domestically and abroad, including AVX Corporation, Dover Corporation, Tekelek and Murata Electronics North America, most of which are larger and have broader product lines and greater financial, marketing and technical resources than the Registrant. There are other large commodity-type MLC manufacturers who have attempted to develop products for the UHF/Microwave market segment. While the Registrant believes these efforts have not produced significant results to date, there can be no assurance that such efforts will not be successful in the future. Some of the Registrant's new product developments may break new ground in noncompetitive industries. Other developments may lead it into markets where there are existing competitors which may have significantly greater financial and technical resources and greater expertise in mass production techniques than the Registrant.

         ENVIRONMENTAL COMPLIANCE

     The Registrant produces hazardous waste in limited quantities in the production of capacitors. Accordingly, the Registrant's manufacturing operations are subject to various federal, state and local laws restricting the discharge of such waste into the environment. The Registrant recycles some of its hazardous wastes and disposes of the remainder through licensed carriers which are required to deposit such waste at licensed waste sites. The Registrant believes that it is in material compliance with all applicable federal, state and local environmental laws and does not currently anticipate having to make material capital expenditures to remain in compliance therewith.

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

         EMPLOYEES

     At June 30, 1998, the Registrant employed 324 persons at its facilities in New York, of which eight were employed on a part-time basis; 158 persons at its facility in Florida, of which three were employed on a part-time basis; and five persons at its facility in the United Kingdom. Of the 487 persons employed by the Registrant, 28 were involved in research and development activities, 392 in manufacturing, testing and as support personnel and 67 in selling and general administrative activities. None of the Registrant's employees are covered by collective bargaining agreements.
The Registrant considers its relations with its employees to be satisfactory.

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

     The Registrant's products are used in the production of a variety of highly complex electronic products manufactured for the military and for commercial use. Accordingly, demand for the Registrant's products is highly dependent upon demand for the products in which they are used. The Registrant's recent results have been impacted negatively by the general decrease in demand for technology and electronic products in the United States and abroad. There can be no assurance that this demand will increase or that, even if it does increase, the demand for the Registrant's products will once again increase.

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

     The Registrant's business may be adversely affected by difficulties in obtaining raw materials and other items needed for the production of its products, the effects of quality deviations in raw materials and fluctuations in prices of such materials. Palladium, a precious metal used in the production of the Registrant's capacitors, is currently available from a limited number of metal dealers who obtain product from the Republic of South Africa or Russia. A cessation or reduction of exports of palladium by the Republic of South Africa or Russia could have a material adverse effect on the Registrant's business.

     Certain raw materials used by the Registrant may fluctuate in price. To the extent that the Registrant is unable to pass on increases in the costs of such materials to its customers, this may adversely affect the gross profit margins of those products using such materials.

     Competition in the MLC industry is intense and, in general, is based primarily on price. In the hi-rel and UHF/Microwave market segments, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Registrant competes with a number of large MLC manufacturers who have broader product lines and greater financial, marketing and technical resources than the Registrant. Growth of some commercial market applications has increased, and is expected to continue to increase, the competitive importance of price. There can be no assurance that the Registrant will be able to improve the productivity and efficiency of its manufacturing processes in order to respond to pricing pressures and the failure to do so could have a material adverse effect on the Registrant's business.

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
10 Stepar Place                 Production                    10,900          Owned
Huntington Station, N.Y.

15 Stepar Place                 Production                    35,000          Leased from
Huntington Station, N.Y.                                                      Principal Stockholder (1)

One Norden Lane                 Under Renovation               8,400          Owned
Huntington Station, N.Y.        (Production)

17 Stepar Place                 Corporate, sales,             18,000          Owned
Huntington Station, N.Y.        administration

2201 Corporate Square Blvd.     Production, research          61,500          Leased from
Jacksonville, Florida           and development                               Principal Stockholder (1)

Unit 5, Redkiln Way             Sales and distribution         2,400          Owned
Sussex, England                 office

     (1) See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Notes 4 and 7 of Notes to Consolidated Financial Statements.

     In fiscal year 1996, construction was begun on an addition to the Registrant's facility in Jacksonville, Florida, which is leased from a partnership controlled by the Registrant's President and Chief Executive Officer and principal stockholder. This addition, which was placed into service on or about July 1, 1996, houses additional manufacturing operations. In fiscal year 1998, the Registrant added 10,000 square feet at the Jacksonville facility through new construction and renovation which houses, among other things, a pilot product production line for use in product development and refinement. See "Item 1. BUSINESS -- PRODUCTS -- RESEARCH AND DEVELOPMENT".

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

            EXECUTIVE OFFICERS

     The executive officers of the Registrant are as follows:

     Victor Insetta, age 58, co-founded the Registrant in 1966 and has served as President and Chief Executive Officer and a director of the Registrant since its organization.

     Kathleen M. Kelly, age 44, has been employed by the Registrant in various capacities since 1974. She has served as Vice President - Administration and as corporate Secretary since November 1989.

     Richard Monsorno, age 46, has been employed by the Registrant in various capacities since 1983. In April 1989, he was appointed Vice President of Product Development, and in August 1996, was appointed Senior Vice President-Technology.

     Stuart P. Litt, age 57, joined the Registrant in September 1996 as Senior Vice President - Operations. From 1992 until his employment by the Registrant, he served as an associate of OEM Capital, an investment banking firm specializing in the electronics industry. Mr. Litt has also served as a director of the Registrant since 1993.

     The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the Registrant.

                                    PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

            MARKET INFORMATION

     The Registrant's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "AMK". The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended June 30, 1998 and June 30, 1997.


                           FISCAL 1998                     FISCAL 1997
                           -----------                     -----------
Quarter Ended:         High            Low             High            Low
--------------         ----            ---             ----            ---
September           $19             $ 13 1/2        $ 8 11/16       $ 6 3/4
December             22 1/4           14 1/4          7 3/8           5 5/8
March                17 3/8           10 1/2         10 5/8           6 1/8
June                 12 1/8            9 1/14        14 3/4           7 13/16

            NUMBER OF STOCKHOLDERS

     As of September 9, 1998, there were approximately 348 holders of record of the Registrant's common stock. The Registrant believes numerous shares are held of record by brokerage and other institutional firms for their customers.

            DIVIDENDS

     The Registrant has not paid dividends on its common stock during the past three fiscal years. It is the present policy of the Registrant's Board of Directors to retain earnings to finance the expansion of the Registrant's operations and not to pay cash dividends on its common stock.

            RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended June 30, 1998, the Registrant issued an aggregate of 10,417 shares of common stock to an officer pursuant to a stock bonus granted to him in connection with his employment as follows:


                            Number of
Date of Issuance              Shares
----------------              ------
August 19, 1997                2,301
September 15, 1997               771
October 15, 1997                 789
November 17, 1997                768
December 15, 1997                782
January 15, 1998                 795
February 16, 1998                764
March 16, 1998                   836
April 15, 1998                   843
May 15, 1998                     867
June 15, 1998                    901
                             -------
    Total                     10,417
                             =======


      The shares were not registered under the Securities Act of 1933 and were issued in reliance on the exemption provided by Section 4(2) thereunder. Pursuant to the terms of this arrangement, subsequent to June 30, 1998, the officer is entitled to receive up to an additional 3,000 shares of common stock. See "Item 11. EXECUTIVE COMPENSATION" and Notes 6 and 7 of Notes to Consolidated Financial Statements.



ITEM 6.    SELECTED FINANCIAL DATA

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 14 of this report. The Consolidated Financial Statements include the operations of the Registrant and its wholly-owned subsidiaries, American Technical Ceramics (Florida), Inc., ATC International Technical Ceramics, Inc. and Phase Components Ltd.

                                                                               FISCAL YEARS ENDED JUNE 30,
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                   ----------------------------------------
                                                1998               1997               1996              1995              1994
                                               -----               ----               ----              ----              ----
INCOME STATEMENT DATA:
Net sales.................................  $     40,399       $     36,529       $     33,884      $     28,630      $     23,111
                                            ------------       ------------       ------------      ------------      ------------
Gross profit..............................  $     17,032       $     14,260       $     11,350      $     11,178      $      8,736
                                            ------------       ------------       ------------      ------------      ------------
Income from operations....................  $      6,499       $      5,578       $      3,178      $      2,855      $      1,634
                                            ------------       ------------       ------------      ------------      ------------
Net income (1)............................  $      4,202       $      3,429       $      2,063      $      1,880      $        997
                                            ------------       ------------       ------------      ------------      ------------
Basic net income per common share (1).....  $       1.08       $       0.88       $       0.53      $       0.48      $       0.26
                                            ------------       ------------       ------------      ------------      ------------
Diluted net income per common share ......  $       1.05       $       0.87       $       0.53      $       0.48      $       0.26
                                            ------------       ------------       ------------      ------------      ------------
Cash dividends paid per common share......  $       -          $       -          $       -         $       -         $       -
                                            ------------       ------------       ------------      ------------      ------------

BALANCE SHEET DATA:
Property, plant and equipment, net........  $     17,703       $     15,404       $     14,152      $     13,379      $      9,953
                                            ------------       ------------       ------------      ------------      ------------
Total assets..............................  $     42,329       $     37,124       $     33,058      $     31,624      $     26,510
                                            ------------       ------------       ------------      ------------      ------------
Long-term debt, less current portion......  $      3,338       $      3,825       $      3,642      $      4,497      $      3,048
                                            ------------       ------------       ------------      ------------      ------------
Working capital...........................  $     18,109       $     16,293       $     13,557      $     12,979      $     12,565
                                            ------------       ------------       ------------      ------------      ------------


QUARTERLY FINANCIAL DATA:
(unaudited)                   (In thousands, except per share amounts)

                                                                                     BASIC              DILUTED
                                                                                  NET INCOME           NET INCOME
QUARTER ENDED           NET SALES           GROSS PROFIT         NET INCOME        PER SHARE           PER SHARE
-------------           ---------           ------------         ----------        ---------           ---------
Fiscal 1998
-----------
September            $         9,958     $         4,051     $        1,044     $          0.27     $           0.26
December                      10,822               4,996              1,517                0.39                 0.38
March                          9,924               3,809                792                0.20                 0.20
June                           9,695               4,176                849                0.22                 0.21
                     ---------------     ---------------     --------------     ---------------     ----------------
   Total             $        40,399     $        17,032     $        4,202     $          1.08     $           1.05
                     ---------------     ---------------     --------------     ---------------     ----------------

Fiscal 1997
-----------
September            $         8,289     $         2,437     $          335     $          0.09     $           0.09
December                       8,637               3,375                717                0.18                 0.18
March                          9,541               3,853              1,147                0.29                 0.29
June                          10,062               4,595              1,230                0.32                 0.31
                     ---------------     ---------------     --------------     ---------------     ----------------
   Total             $        36,529     $        14,260     $        3,429     $          0.88     $           0.87
                     ---------------     ---------------     --------------     ---------------     ----------------

(1) Net income and net income per common and common equivalent share for fiscal year 1995 include the cumulative effect of a change in accounting to adopt the provisions of Statement of Financial Accounting Standards No. 115, for certain investments in debt and equity securities effective July 1, 1994, amounting to $152,000, or $.03 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 14 of this report.


            RESULTS OF OPERATIONS

            FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997

     Net sales for the fiscal year ended June 30, 1998 were $40,399,000, an increase of 11% over the $36,529,000 recorded in fiscal year 1997. Domestic sales increased by 13% to $28,248,000 in fiscal year 1998 from $24,977,000 in fiscal year 1997. International sales increased by 5% to $12,151,000 in fiscal year 1998 from $11,552,000 in fiscal year 1997. The increase in total net sales resulted primarily from strong growth in sales of the Registrant's core commercial capacitors and its thin film products. Sales of thin film products increased by 27% to $2,423,000 in fiscal year 1998 from $1,910,000 in fiscal year 1997. The growth in sales for the Registrant's core commercial products occurred entirely in the first half of the fiscal year. In the second half of the fiscal year, the sales growth for these products substantially declined. Thin film products experienced relatively consistent growth throughout the year.

     Beginning in the second half of fiscal year 1998, the Registrant has experienced a slowdown in orders from foreign customers for its core commercial products. The Registrant believes that this slowdown is primarily the result of the deferral or reduction of several customers' manufacturing programs in response to the economic turmoil in several foreign countries (particularly in Asia) and increased competition in foreign markets (particularly in Europe). While the Registrant cannot predict when the current slowdown in orders will end, the Registrant believes that the markets in which its products are sold, such as wireless communications, medical equipment and semiconductors, continue to have significant long-term growth potential. In addition, the Registrant is currently reviewing its foreign distribution network in an effort to improve the manner in which it serves its foreign customers.

     Gross margins were 42% of net sales in fiscal year 1998 compared with 39% in fiscal year 1997. The increase in gross margins was attributable to the fact that the general manufacturing process problems that negatively affected margins for a large part of the 1996 fiscal year were not fully resolved until the second quarter of fiscal year 1997, and the favorable effect of greater production and sales volumes in the first half of the fiscal year 1998 combined with a generally fixed cost manufacturing base. The increase was somewhat offset by continued erosion in prices for the Registrant's core products and higher fixed costs in the second half of fiscal year 1998 relative to sales volume.

     Operating expenses totaled $10.5 million, or 26% of net sales, in fiscal year 1998 compared with $8.7 million, or 24% of net sales, in fiscal year 1997. The increase in operating expenses was primarily attributable to increases in
(i) sales staff, (ii) advertising and promotional expenses, (iii) sales representatives' commissions incurred on higher levels of sales, principally in the first six months of the fiscal year, (iv) bonus expense based upon the increase in profits earned in the first six months of the fiscal year, (v) professional fees, and (vi) research and development expenses resulting from increased staff and the related supporting expenditures.

     Net interest income was $55,000 in fiscal year 1998 compared to net interest expense of $234,000 in fiscal year 1997. The decrease in net interest expense was attributable to higher interest income as a result of increased cash available for investment, increased income from marketable securities and lower interest expense as a result of lower average outstanding loan balances.

     The Registrant recorded other income of $12,000 in fiscal year 1998 as compared to other expense of $6,000 in fiscal year 1997. Other income consisted of realized gains on the sale of assets.

     The effective income tax rate for fiscal year 1998 was approximately 36% as compared to an effective rate of approximately 35.8% for fiscal year 1997.

     As a result of the foregoing, the Registrant reported net income of $4,202,000, or $1.08 per common share ($1.05 per common share assuming dilution), for fiscal year 1998 as compared with net income of $3,429,000, or $.88 per common share ($.87 per common share assuming dilution), for fiscal year 1997.


            FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

     Net sales for the fiscal year ended June 30, 1997 were $36,529,000, an increase of 8% over the $33,884,000 recorded in fiscal year 1996. Domestic sales increased by 11% to $24,977,000 in fiscal year 1997 from $22,559,000 in fiscal year 1996. International sales increased by 2% to $11,552,000 in fiscal year 1997 from $11,325,000 in fiscal year 1996. The increase in total net sales resulted primarily from significantly strong demand for specialized application capacitors used in critically sensitive hi-rel areas. Demand for these products across a wide range of product lines was especially strong in the latter part of fiscal year 1997. Hi-rel applications include various military programs, which vary from year-to-year and which the Registrant does not anticipate will represent a significant area of growth in the future. Other areas in which the Registrant believes significant growth may be anticipated include thin film products (which serve many end-use applications) and products for the wireless/PCS infrastructure.

     Gross margins were 39.0% of net sales in fiscal year 1997 compared with 33.5% in fiscal year 1996. The increase in gross margins was attributable to both a shift in product mix to more specialized, critically sensitive hi-rel products, a resolution of some of the general manufacturing process problems that negatively affected the Registrant for a large part of the prior fiscal year and the general effect of greater production and sales volumes on a generally fixed cost manufacturing base.

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

     As a result of the foregoing, the Registrant reported net income of $3,429,000, or $.88 per common share ($.87 per common share assuming dilution), for fiscal year 1997 as compared with net income of $2,063,000, or $.53 per share ($.53 per common share assuming dilution), for fiscal year 1996.

              LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's financial position at June 30, 1998 remains strong as evidenced by working capital of $18,119,000 as compared to working capital of $16,293,000 at June 30, 1997. The Registrant's current ratio at June 30, 1998 was 3.8:1 compared to 4.1:1 at June 30, 1997. The Registrant's quick ratio at June 30, 1998 was 2.1:1 compared to 2.4:1 at June 30, 1997.

     Cash and investments increased to $8,376,000 at June 30, 1998 compared to $6,957,000 at June 30, 1997. The increase in cash and investments was primarily the result of the cash flows generated from profitable operations. Accounts receivable decreased by $100,000 to $4,420,000 at June 30, 1998 as compared to $4,520,000 at June 30, 1997. The decrease in accounts receivable was attributable to slightly faster collections of customer accounts as a result of an increased focus in this area and a shift on the part of some customers to paying electronically and by credit card. Inventories increased by $1.9 million to $10,884,000 at June 30, 1998 as compared to $9,027,000 at June 30, 1997.
This increase was attributable to a planned increase in stocks of finished goods designed to enable the Registrant to fill customer orders more rapidly and increased inventories of raw materials, particularly palladium, as a hedge against unavailability and unstable pricing for this primary raw material for the Registrant's products. See "Item 1.
BUSINESS -- RAW MATERIALS".

     Accounts payable increased by $523,000 to $1,357,000 at June 30, 1998 as compared to $834,000 at June 30, 1997. The increase in accounts payable was the result of higher spending for general operating purposes and capital equipment. Accrued expenses increased by $423,000 to $3,284,000 at June 30, 1998 as compared to $2,861,000 at June 30, 1997 as a result of higher accrued bonuses for executives, managers and employees due to higher pretax profits in fiscal year 1998 as compared to fiscal year 1997.

     The Registrant leases a manufacturing facility from a partnership controlled by the Registrant's President and Chief Executive Officer and principal stockholder under a capital lease. The lease was amended and restated as of July 1, 1996, primarily to reflect certain additions to the facility which were placed into service in fiscal year 1997. See "Item 2. PROPERTIES". Under the amended lease, the Registrant is obligated to pay approximately $446,000 per annum. The payments due over the remaining twelve years of this capital lease, including the portion related to interest, total approximately $5,465,000. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and
Note 4 of Notes to Consolidated Financial Statements.

     In September 1996, the Registrant secured a $2,000,000 revolving line-of-credit from Barnett Bank of Jacksonville, N.A. ("Barnett Bank"). The line-of-credit is subject to certain fees on the unused portion while the outstanding balance bears interest at a rate equal to Barnett Bank's prime rate minus one-half percent (1/2%). Borrowings under the line-of-credit are subject to, among other things, continued compliance with certain financial covenants, including maintenance of asset and liability percentage ratios. As of June 30, 1998, there was no balance outstanding under this line-of-credit.

     In February 1995, the Registrant entered into two separate loan agreements with European American Bank ("EAB") pursuant to which the Registrant borrowed $2.0 million. Each loan was for $1.0 million, is secured by capital equipment, is subject to certain financial covenants and is payable over a five-year period. The agreement representing the first such loan with EAB provides for payment of 60 monthly installments of a fixed principal payment amount and accrued interest at a fixed rate of 6.85% per annum for the first two years and 8.85% per annum thereafter. The agreement representing the second such loan with EAB provides for payment of 60 equal monthly installments of principal and accrued interest at a fixed rate of 8.85% per annum for the term of the loan. The aggregate remaining principal balances on these two loans at June 30, 1998 was $680,000. The two loan agreements require monthly payments of principal aggregating approximately $34,000 in fiscal year 1999. See Note 4 of Notes to Consolidated Financial Statements.

     In September 1994, the Registrant entered into a term loan agreement with Barnett Bank pursuant to which the Registrant borrowed $1.9 million. The loan is unsecured, is subject to certain financial covenants and is payable over five years in equal monthly installments of principal plus accrued interest at Barnett Bank's prime rate. The remaining principal balance on the term loan at June 30, 1998 was $475,000. The term loan agreement requires monthly installments of principal of approximately $32,000 in fiscal year 1999. See
Note 4 of Notes to Consolidated Financial Statements.

     The Registrant intends to use cash on hand as well as funds generated from operations to finance budgeted capital expenditures of approximately $4.0 million in fiscal year 1999.

     In June 1990, the Registrant announced a stock purchase program pursuant to which it is authorized to purchase up to $1,000,000 of its common stock. Through June 30, 1998, the Registrant has expended approximately $805,000 to purchase an aggregate of 308,400 shares under this program.

         YEAR 2000

     The Registrant has completed the assessment phase of identifying computer systems that could be affected by the "Year 2000" problem. The Registrant is presently in the remediation phase of its efforts to deal with the Year 2000 problem, and anticipates that this phase will be substantially completed by January 1, 1999. The Registrant anticipates completion of the testing phase in 1999. To date, the Registrant has not incurred significant incremental expenditures related to its Year 2000 activities, nor does it anticipate incurring significant additional expenditures through completion of its efforts.

     The Registrant is also presently obtaining representations from its key suppliers and customers relative to their efforts to deal with the Year 2000 problem. Based upon the representations obtained to date, the Registrant does not anticipate significant additional expenditures or lost revenues from failure of its key suppliers and customers.

     The Registrant's remediation strategy is primarily based upon recoding existing systems software using internal resources, rather than the replacement of these systems. As such, the Registrant believes that its primary risk relates to the possible loss of internal personnel involved in remediation efforts and a potential inability to replace such personnel in a timely fashion. As the Registrant's remediation and testing efforts are substantially within its control, the Registrant's contingency plans would involve replacement of internal personnel.

            IMPACT OF NEW ACCOUNTING STANDARDS

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

     Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management of the Registrant is presently assessing the impact of the adoption of SFAS No. 133 on its consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's Consolidated Financial Statements and the Notes thereto begin on page F of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 20, 1998 is hereby incorporated by reference.


ITEM 11.   EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 20, 1998 is hereby incorporated by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and the information relating to beneficial ownership of the Registrant's common stock in the table under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 20, 1998 is hereby incorporated by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 20, 1998 is hereby incorporated by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS
                                                                       PAGE NO.

     Index to Consolidated Financial Statements .....................    F
     Independent Auditors' Report ...................................    F-1
     Consolidated Financial Statements
           Balance Sheets as of June 30, 1998 and 1997 ..............    F-2
           Statements of Earnings
              Years Ended June 30, 1998, 1997 and 1996 ..............    F-3
           Statements of Stockholders' Equity
              Years Ended June 30, 1998, 1997 and 1996 ..............    F-4
           Statements of Cash Flows
              Years Ended June 30, 1998, 1997 and 1996 ..............    F-5
     Notes to Consolidated Financial Statements .....................    F-6

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

(c)  EXHIBITS

     Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) (the "Registration Statement") and are incorporated herein by reference to the same exhibit thereto:


EXHIBIT NO.       DESCRIPTION
-----------       -----------
3(a)(i)      -    Certificate of Incorporation of the Registrant.
3(a)(ii)     -    Amendment to Certificate of Incorporation. (1)
3(b)(i)      -    By-laws of the Registrant.
9(a)(i)      -    Restated Shareholders' Agreement, dated April 15, 1985,
                  among Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                  Registrant.
10(b)(i)     -    Lease Agreement between Victor Insetta and the Registrant
                  for premises at 15 Stepar Place, Huntington Station, N.Y.
10(b)(ii)    -    Amendment to Lease Agreement, dated May 8, 1984, but
                  effective as of July 14, 1981, between Victor Insetta, d/b/a
                  Stepar Leasing Company, and the Registrant.
10(b)(iii)   -    Amendment to Lease Agreement, dated June 15, 1987, but
                  effective as of May 1, 1987, between Victor Insetta, d/b/a
                  Stepar Leasing Company, and the Registrant. (2)
10(b)(iv)    -    Amendment to Lease Agreement, dated February 9, 1989,
                  between Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant. (3)
10(b)(v)     -    Amendment to Lease Agreement, as of January 1, 1997,
                  between Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant. (4)
10(c)(i)     -    1985 Employee Stock Sale Agreement between the Registrant
                  and various employees.
10(c)(ii)    -    Form of Employee Stock Bonus Agreement, dated as of July 1,
                  1993, between the Registrant and various employees. (5)
10(c)(iii)   -    Form of Employee Stock Bonus Agreement, dated as of April
                  19, 1994, between the Registrant and various employees. (5)

10(c)(iv)    -    Form of Employee Stock Bonus Agreement, dated as of April
                  20, 1995, between the Registrant and various employees. (1)
10(e)(i)     -    Amended and Restated Lease, effective as of July 1, 1996,
                  between V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (4)
10(e)(ii)    -    First Amendment to Amended and Restated Lease, dated as of
                  May 1, 1998, between V.P.I. Properties Associates, d/b/a
                  V.P.I. Properties Associates, Ltd., and American Technical
                  Ceramics (Florida), Inc. (10)
10(f)        -    Purchase Agreement, dated May 31, 1989, by and among Diane
                  LaFond Insetta and/or Victor D. Insetta, as custodians for
                  Danielle and Jonathan Insetta, and American Technical
                  Ceramics Corp., and amendment thereto, dated July 31, 1989.
                  (3)
10(g)(iii)   -    Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (1)
10(g)(iv)    -    Employment Agreement, dated April 3, 1985, between Victor
                  Insetta and the Registrant, and Amendments No. 1 through 4 thereto. (6)
10(g)(v)     -    Amendment No. 5, dated as of September 11, 1998, to
                  Employment Agreement between Victor Insetta and the
                  Registrant. (10)
10(h)        -    Loan Agreement, dated September 27, 1994, between the
                  Registrant and Barnett Bank of Jacksonville, N.A. (5)
10(i)        -    Secured Commercial Note, dated as of February 17, 1995,
                  between the Registrant and European American Bank. (1)
10(j)        -    Secured Commercial Note, dated as of February 17, 1995,
                  between the Registrant and European American Bank. (1)
10(k)(i)     -    Letters of Agreement, dated June 26, 1996 and August 22,
                  1996, between the Registrant and Stuart P. Litt. (7)
10(k)(ii)    -    Letter Agreement, dated September 11, 1997, between the
                  Registrant and Stuart P. Litt. (9)
10(l)        -    Loan Agreement, dated September 25, 1996, between the
                  Registrant and Barnett Bank, N.A. (8)
10(m)        -    American Technical Ceramics Corp. 1997 Stock Option Plan. (9)
10(n)        -    Consulting Agreement, dated as of May 1, 1998, between
                  Chester E. Spence and the Registrant. (10)
21           -    Subsidiaries of the Registrant. (6)
23           -    Consent of KPMG Peat Marwick LLP (10)
27           -    Financial Data Schedule. (10)

--------------------

  1. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
  2. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.
  3. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
  4. Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended March 31, 1997.
  5. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
  6. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
  7. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.
  8. Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996.
  9. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
 10. Filed herewith.

(d)  FINANCIAL STATEMENT SCHEDULES

     Schedules have been omitted since they either are not applicable, not required or the information is included elsewhere herein.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            AMERICAN TECHNICAL CERAMICS CORP.

                                            BY: /S/ VICTOR INSETTA
                                               ----------------------------
                                                VICTOR INSETTA
                                                President


Dated: September 11, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

     NAME                           TITLE                           DATE
     ----                           -----                           ----
/S/ VICTOR INSETTA          President and Director           September 11, 1998
-------------------------   (Principal Executive Officer)
 Victor Insetta


/S/ ANDREW R. PERZ          Controller                       September 11, 1998
-------------------------   (Principal Accounting Officer)
 Andrew R. Perz


/S/ STUART P. LITT          Director                         September 11, 1998
-------------------------
 Stuart P. Litt


/S/ O. JULIAN GARRARD III   Director                         September 11, 1998
-------------------------
 O. Julian Garrard III

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page Number
        Independent Auditors' Report ..............................     F-1

        Consolidated Balance Sheets as of June 30, 1998 and 1997 ..     F-2

        Consolidated Statements of Earnings
           Years Ended June 30, 1998, 1997 and 1996................     F-3

        Consolidated Statements of Stockholders' Equity
           Years Ended June 30, 1998, 1997 and 1996................     F-4

        Consolidated Statements of Cash Flows
           Years Ended June 30, 1998, 1997 and 1996................     F-5

        Notes to Consolidated Financial Statements ................     F-6




                                       F

KPMG Peat Marwick LLP
Certified Public Accountants



                          Independent Auditors' Report

The Board of Directors and Stockholders
American Technical Ceramics Corp.:

We have audited the accompanying consolidated balance sheets of American Technical Ceramics Corp. and subsidiaries (the Company) as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical Ceramics Corp. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.






                             KPMG PEAT MARWICK LLP

Jericho, New York
September 4, 1998

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 June 30, 1998 June 30, 1997
                                                                 ------------- -------------
                            ASSETS

CURRENT ASSETS
  Cash (including cash equivalents of
    approximately $681,000 and
    $1,749,000, respectively)                                     $ 2,069,000   $ 3,500,000
  Investments                                                       6,307,000     3,457,000
  Accounts receivable, net                                          4,420,000     4,520,000
  Inventories                                                      10,884,000     9,027,000
  Deferred income taxes                                               373,000       438,000
  Other                                                               281,000       519,000
                                                                  -----------   -----------
                       Total current assets                        24,334,000    21,461,000
                                                                  -----------   -----------
PROPERTY, PLANT AND EQUIPMENT
  Land                                                                738,000       738,000
  Buildings                                                         7,422,000     6,959,000
  Leasehold improvements                                            2,744,000     2,188,000
  Machinery and equipment                                          23,813,000    21,556,000
  Furniture, fixtures and other                                     1,839,000       905,000
                                                                  -----------   -----------
                                                                   36,556,000    32,346,000
  Less Accumulated depreciation                                    18,853,000    16,942,000
                                                                  -----------   -----------
                                                                   17,703,000    15,404,000
                                                                  -----------   -----------
OTHER ASSETS                                                          292,000       259,000
                                                                  -----------   -----------
                       Total assets                               $42,329,000   $37,124,000
                                                                  ===========   ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                   917,000       902,000
  Accounts payable                                                  1,357,000       834,000
  Accrued expenses                                                  3,284,000     2,861,000
  Income taxes payable                                                657,000       571,000
                                                                  -----------   -----------
                       Total current liabilities                    6,215,000     5,168,000
                                                                  -----------   -----------
Long-term debt                                                      3,338,000     3,825,000
Deferred income taxes                                               1,703,000     1,528,000
                                                                  -----------   -----------
                       Total liabilities                           11,256,000    10,521,000
                                                                  -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Common stock---$.01 par value; authorized 20,000,000
  shares; issued 4,067,979 shares                                      41,000        41,000
  Capital in excess of par value                                    6,601,000     6,533,000
  Retained earnings                                                24,882,000    20,680,000
  Unrealized gain on investments available-for-sale, net              183,000        65,000
  Less: Treasury stock, at cost (165,301 and
            176,218 shares, respectively)                             611,000       599,000
            Deferred compensation                                      14,000       106,000
            Cumulative foreign currency translation adjustment          9,000        11,000
                                                                  -----------   -----------
                       Total stockholders' equity                  31,073,000    26,603,000
                                                                  -----------   -----------
                                                                  $42,329,000   $37,124,000
                                                                  ===========   ===========

See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                   1998            1997           1996
                                                   ----            ----           ----
Net sales                                      $ 40,399,000    $ 36,529,000    $ 33,884,000
Cost of sales                                    23,367,000      22,269,000      22,534,000
                                               ------------    ------------    ------------
   Gross profit                                  17,032,000      14,260,000      11,350,000
                                               ------------    ------------    ------------


Selling, general and administrative expenses      8,720,000       7,249,000       6,635,000
Research and development expenses                 1,813,000       1,433,000       1,537,000
                                               ------------    ------------    ------------
   Operating expenses                            10,533,000       8,682,000       8,172,000
                                               ------------    ------------    ------------

                                               ------------    ------------    ------------
   Income from operations                         6,499,000       5,578,000       3,178,000
                                               ------------    ------------    ------------

Other expense (income):
   Interest expense                                 428,000         493,000         432,000
   Interest income                                 (483,000)       (259,000)       (178,000)
   Other                                            (12,000)          6,000        (323,000)
                                               ------------    ------------    ------------
                                                    (67,000)        240,000         (69,000)
                                               ------------    ------------    ------------

   Income before provision for income taxes       6,566,000       5,338,000       3,247,000

Provision for income taxes                        2,364,000       1,909,000       1,184,000
                                               ------------    ------------    ------------
   Net income                                  $  4,202,000    $  3,429,000    $  2,063,000
                                               ============    ============    ============

Basic net income per common share              $       1.08    $       0.88    $       0.53

Diluted net income per common share            $       1.05    $       0.87    $       0.53

                                               ------------    ------------    ------------
Basic weighted average common
shares outstanding                                3,897,000       3,887,000       3,880,000
                                               ============    ============    ============

                                               ------------    ------------    ------------
Diluted weighted average common
shares outstanding                                4,009,000       3,920,000       3,880,000
                                               ============    ============    ============


See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1998, 1997, AND 1996


                                                                       Unrealized                           Cumulative
                                                                        Gain on                              Foreign
                                Common Stock    Capital in             Investments                           Currency
                              ----------------- Excess of   Retained    Available   Treasury    Deferred    Translation
                               Shares   Amount  Par Value   Earnings   for-Sale,net   Stock    Compensation  Adjustment    Total
                               ------   ------  ---------   --------   ------------   -----    ------------  ----------    -----
Balance at June 30, 1995      4,067,201 $41,000 $6,345,000 $15,188,000   $ 134,000  ($590,000)   ($ 26,000)  ($ 26,000) $21,066,000

Stock award
compensation expense               --      --       92,000        --          --       18,000       26,000        --        136,000

Exercise of stock options           300    --        2,000        --          --         --           --          --          2,000

Unrealized gain on
investments available-for-sale     --      --         --          --      (122,000)      --           --          --       (122,000)

Foreign currency
translation adjustment             --      --         --          --          --         --           --       (53,000)     (53,000)

Net income                         --      --         --     2,063,000        --         --           --          --      2,063,000
                              --------- ------- ---------- -----------   ---------  ---------    ---------   ---------  -----------
Balance at June 30, 1996      4,067,501 $41,000 $6,439,000 $17,251,000   $  12,000  ($572,000)        --     ($ 79,000) $23,092,000

Purchase of
treasury stock                     --      --         --          --          --      (63,000)        --          --        (63,000)

Deferred compensation              --      --       92,000        --          --       36,000     (241,000)       --       (113,000)

Stock award
compensation expense               --      --         --          --          --         --        135,000        --        135,000

Exercise of stock options           478    --        2,000        --          --         --           --          --          2,000

Unrealized gain on
investments available-for-sale     --      --         --          --        53,000       --           --          --         53,000

Foreign currency
translation adjustment             --      --         --          --          --         --           --        68,000       68,000

Net income                         --      --         --     3,429,000        --         --           --          --      3,429,000

                              --------- ------- ---------- -----------   ---------  ---------    ---------   ---------  -----------
Balance at June 30, 1997      4,067,979 $41,000 $6,533,000 $20,680,000   $  65,000  ($599,000)   ($106,000)  ($ 11,000) $26,603,000

Purchase of
treasury stock                     --      --         --          --          --      (41,000)        --          --        (41,000)

Issuance of shares for
deferred compensation              --      --       65,000        --          --       28,000         --          --         93,000

Stock award
compensation expense               --      --         --          --          --         --         92,000        --         92,000

Exercise of stock options          --      --        3,000        --          --        1,000         --          --          4,000

Unrealized gain on
investments available-for-sale     --      --         --          --       118,000       --           --          --        118,000

Foreign currency
translation adjustment             --      --         --          --          --         --           --         2,000        2,000

Net income                         --      --         --     4,202,000        --         --           --          --      4,202,000
                              --------- ------- ---------- -----------   ---------  ---------    ---------   ---------  -----------
Balance at June 30, 1998      4,067,979 $41,000 $6,601,000 $24,882,000   $ 183,000  ($611,000)   ($ 14,000)  ($  9,000) $31,073,000
                              --------- ------- ---------- -----------   ---------  ---------    ---------   ---------  -----------

See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------------------
                                                                 1998            1997          1996
                                                                 ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $ 4,202,000    $ 3,429,000    $ 2,063,000
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                           2,064,000      1,918,000      1,812,000
        Loss (gain) on disposal of fixed assets                   (16,000)         3,000         (8,000)
        Stock award compensation expense                           92,000        135,000        136,000
        Provision for deferred income taxes                       205,000        522,000        197,000
        Provision for doubtful accounts receivable                 50,000         35,000         52,000
        Realized gain on sale of investments                         --             --         (333,000)
    Changes in operating assets and liabilities:
        Accounts receivable, net                                   50,000        395,000     (1,080,000)
        Inventories                                            (1,857,000)        59,000     (1,062,000)
        Other assets, net                                         181,000       (135,000)      (262,000)
        Accounts payable, accrued expenses and
           income taxes payable                                 1,087,000        (78,000)        40,000
                                                              -----------    -----------    -----------
    Net cash provided by operating activities                   6,058,000      6,283,000      1,555,000
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                  (4,085,000)    (2,029,000)    (2,586,000)
         Purchase of investments                               (2,659,000)    (2,494,000)      (502,000)
         Proceeds from sale of investments                           --             --        3,216,000
         Proceeds from sale of fixed assets                        50,000          3,000         22,000
                                                              -----------    -----------    -----------
   Net cash (used in) provided by investing activities         (6,694,000)    (4,520,000)       150,000
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                             (760,000)      (876,000)      (829,000)
         Payments to acquire treasury stock                       (41,000)       (63,000)          --
         Proceeds from exercise of stock options                    4,000          2,000          2,000
                                                              -----------    -----------    -----------
   Net cash used in financing activities                         (797,000)      (937,000)      (827,000)
                                                              -----------    -----------    -----------

        Effect of exchange rate changes on cash                     2,000         13,000        (30,000)
                                                              -----------    -----------    -----------
       Net (decrease) increase in cash and cash equivalents    (1,431,000)       839,000        848,000

CASH AND CASH EQUIVALENTS, beginning of year                    3,500,000      2,661,000      1,813,000
                                                              -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                        $ 2,069,000    $ 3,500,000    $ 2,661,000
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

              DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

     American Technical Ceramics Corp. and its wholly-owned subsidiaries (the "Company") are engaged in the design, development, manufacture and sale of ceramic multilayer capacitors for commercial and military purposes in the United States and for export, primarily to Western Europe, Canada and the Far East. During fiscal years 1998, 1997 and 1996, there were no customers which accounted for 10% or more of consolidated revenues. In the fiscal year ended June 30, 1998, approximately 17%, and in the fiscal years ended June 30, 1997 and 1996, approximately 13%, of the Company's net sales were to United States military and aerospace contractors. The Company operates in one industry segment - the electronic components industry.

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


      Included in other assets as of June 30, 1998 and 1997, is approximately $5,000 and $26,000, respectively, of goodwill, and at June 30, 1997 $3,000 of other intangible assets related to the acquisition of Miltech Corp. These amounts are net of accumulated amortization of $98,000 and $77,000 for goodwill and $28,000 and $25,000 for the other intangibles as of June 30, 1998 and 1997, respectively. The Company amortizes goodwill over five years and other intangibles over approximately four years using the straight-line method.

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

              INCOME TAXES

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

              EARNINGS PER SHARE:

     Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS No. 128") establishes new standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing income available to common shareholders (which for the Company equals its net income) by the weighted average number of common shares outstanding and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. The Company has adopted SFAS No. 128 in fiscal year 1998. Prior periods' EPS data have been restated to furnish comparative information. A reconciliation between numerators and denominators of the basic and diluted earnings per share is as follows:



                                            YEAR ENDED JUNE 30, 1998                   YEAR ENDED JUNE 30, 1997
                                            ------------------------                   ------------------------
                                       INCOME         SHARES       PER-SHARE      INCOME          SHARES       PER-SHARE
                                    (NUMERATOR)    (DENOMINATOR)    AMOUNT      (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                    -----------    -------------    ------      -----------   -------------     ------
Basic EPS                           $4,202,000       3,897,000       $1.08      $3,429,000      3,897,000         $.88
                                                                     =====                                        ====

Effect of Dilutive Securities
Stock Options                               --         109,000          --              --          7,000           --
Stock Awards                                --           3,000          --              --         16,000           --
                                                     ---------                                     ------

Diluted EPS                         $4,202,000       4,009,000       $1.05      $3,429,000      3,921,000         $.87
                                    ==========       =========       =====      ==========      =========         ====


     For the year ended June 30, 1996, basic and diluted EPS calculations were the same.

              IMPACT OF NEW ACCOUNTING STANDARDS

     The Company will be required to implement the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, in fiscal year 1999 and SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities in fiscal year 2000. The Company is presently assessing the impact of the adoption of these SFAS's on its consolidated financial statements. In fiscal year 1998, the Company adopted SFAS No. 131, Disclosures About Segment Information which did not have a significant impact on the financial statements or related notes.

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

     Investments consist of the following:

                                                    GROSS                   GROSS
                                                  UNREALIZED              UNREALIZED
JUNE 30, 1998                COST                   GAINS                   LOSSES                FAIR VALUE
-------------         -----------------        ----------------        ----------------        -----------------
Mutual funds              $     269,000              $   25,000            $         --            $     294,000
Equity securities               310,000                 177,000                   2,000                  485,000
U.S. Government
   obligations                5,442,000                  92,000                   6,000                5,528,000
                      -----------------        ----------------        ----------------        -----------------
                           $  6,021,000               $ 294,000            $      8,000            $   6,307,000
                      -----------------        ----------------        ----------------        -----------------


                                                    GROSS                   GROSS
                                                  UNREALIZED              UNREALIZED
JUNE 30, 1997                COST                   GAINS                   LOSSES                FAIR VALUE
-------------         -----------------        ----------------        ----------------        -----------------
Mutual funds              $     269,000               $  22,000            $         --            $     291,000
Equity securities               310,000                  81,000                   2,000                  389,000
U.S. Government
   obligations                2,783,000                      --                   6,000                2,777,000
                      -----------------        ----------------        ----------------        -----------------
                           $  3,362,000                $103,000            $      8,000            $   3,457,000
                      -----------------        ----------------        ----------------        -----------------

     Gross realized gains of approximately $333,000 are included in other income for fiscal year 1996. There were no gross realized gains or losses in fiscal years 1998 and 1997.

     The Company's investments in U. S. Government obligations at June 30, 1998 contractually mature as follows:


                                           COST             FAIR VALUE
                                           ----             ----------
Within one year                    $          299,000  $           301,000
Between one and five years                  1,703,000            1,728,000
Between five and ten years                  3,440,000            3,499,000
                                   ------------------  -------------------
                                   $        5,442,000  $         5,528,000
                                   ------------------  -------------------


NOTE  3.      INVENTORIES

     Inventories consist of the following:


                                        JUNE 30, 1998        JUNE 30, 1997
                                        -------------        -------------
Raw materials                      $        4,142,000  $         2,635,000
Work in process                             2,216,000            3,498,000
Finished goods                              4,526,000            2,894,000
                                   ------------------  -------------------
                                   $       10,884,000  $         9,027,000
                                   ------------------  -------------------

NOTE  4.      LONG-TERM DEBT

     Long-term debt consists of the following:


                                            JUNE 30, 1998        JUNE 30, 1997
                                            -------------        -------------
Notes payable to banks                      $   1,155,000        $   1,974,000
Obligations under capital leases                3,100,000            2,753,000
                                       ------------------  -------------------
                                                4,255,000            4,727,000
Less: Current portion                             917,000              902,000
                                       ------------------  -------------------
        Long-term debt                      $   3,338,000        $   3,825,000
                                       ------------------  -------------------

     Interest payments during fiscal years 1998, 1997 and 1996 approximated interest expense for those years.

              NOTES  PAYABLE TO BANKS

     Notes payable to banks at June 30, 1998 consists of:

         (i) an unsecured term loan with a remaining balance of $475,000 payable in equal monthly installments of principal of approximately $32,000 through September 1999, plus accrued interest at the bank's prime rate (8.50% at June 30, 1998). The loan is subject to certain financial covenants which require, among other things, a minimum level of tangible net worth; and

         (ii) two term loans, with a remaining principal balance aggregating $680,000, secured by capital equipment with an approximate net book value of $1,300,000 at June 30, 1998. The remaining balance of the loans are payable in equal monthly principal installments of approximately $34,000 through February 2000, and bear interest at 8.85%. Both loans are subject to certain financial covenants which require, among other things, the maintenance of certain financial ratios.

     The Company has $2,000,000 available under a revolving line-of-credit with a bank. The line contains certain financial covenants and a facility fee of 1/4% of the average unused amount. As of June 30, 1998, the Company had no borrowings outstanding under this line.

     The following table presents aggregate annual maturities of notes payable to banks after fiscal year 1998:


1999                                $       768,000
2000                                        387,000
                                    ---------------
                                    $     1,155,000
                                    ---------------


              OBLIGATIONS UNDER CAPITAL LEASES

     Under a lease agreement dated October 1, 1980, as amended as of July 1, 1996 and May 1, 1998 the Company leases a manufacturing facility in Jacksonville, Florida from a partnership controlled by the Company's President and Chief Executive Officer and principal stockholder. This lease agreement gives the Company substantially all of the benefits and obligations of ownership, and is therefore accounted for as a capital lease.

     The leased facility had an original cost of $3,093,000 before the May 1, 1998 amendment. After consideration of additional leased space, the leased facility has an aggregate cost of $3,561,000 and a net book value of $2,327,000 at June 30, 1998. The lease is for a period of 30 years and was capitalized using an interest rate of 10.5%. The original (unamended) lease agreement provided for a rental adjustment based on the Consumer Price Index ("CPI") between October 1988 and October 1996. The amended lease provides for base rent of approximately $446,000 payable in twelve monthly installments of approximately $37,000 for the fiscal year ending June 30, 1998. The amended lease further provides for annual increases in total annual rent for years beginning after July 1, 1997, based on the increase in the CPI for the last reported month available to the public on June 1 of that year over the CPI for June 1, 1996, applied to base rent. The annual increase for fiscal year 1999 results in monthly payments of approximately $38,000 per month.

     In October 1994, the Company renewed a computer equipment lease to upgrade existing equipment as well as obtain additional equipment. At June 30, 1998, the new equipment had an original cost of $83,000 and a net book value of $17,000. The lease is for a period of five years and was capitalized using an interest rate of 10%. Annual payments, including interest, are approximately $21,000.

     The following sets forth the future minimum lease payments (excluding rental adjustments) under these capital leases by fiscal year and the present value of the minimum lease payments as of June 30, 1998:


1999                                                        $         465,000
2000                                                                  451,000
2001                                                                  446,000
2002                                                                  446,000
2003                                                                  446,000
2004 and thereafter                                                 3,231,000
                                                            -----------------
Total minimum lease payments                                        5,485,000
Less: Amount representing interest                                  2,385,000
                                                            -----------------
Present value at June 30, 1998                                      3,100,000
Less: Current portion                                                 149,000
                                                            -----------------
                                                            $       2,951,000
                                                            -----------------


NOTE  5.      INCOME TAXES

     The provision for income taxes consists of the following:


                                          YEARS ENDED JUNE 30,
                                          --------------------
                              1998                1997               1996
                              ----                ----               ----
CURRENT:
    Federal              $     1,875,000     $    1,110,000     $      767,000
    State                        116,000             85,000            112,000
    Foreign                      168,000            192,000            108,000
                         ---------------     --------------     --------------
       Total Current           2,159,000          1,387,000            987,000
                         ---------------     --------------     --------------

DEFERRED:
    Federal                      178,000            462,000            197,000
    State                         27,000             60,000                 --
                         ---------------     --------------     --------------
        Total Deferred           205,000            522,000            197,000
                         ---------------     --------------     --------------
                         $     2,364,000     $    1,909,000     $    1,184,000
                         ---------------     --------------     --------------

     The following table reconciles the Federal statutory rate to the Company's effective tax rate:

                                                                      YEARS ENDED JUNE 30,
                                                                      --------------------
                                                        1998                  1997                  1996
                                                        ----                  ----                  ----
Tax provision computed at statutory rate                34.0%                34.0%                 34.0%
State tax, net of Federal tax effect                     1.4                  1.8                   2.3
FSC benefit                                             (1.0)                (1.0)                 (0.6)
Tax credits and other, net                               1.6                  1.0                   0.8
                                                   ---------------       --------------        --------------
                                                        36.0%                35.8%                 36.5%
                                                   ---------------       --------------        --------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997, are presented below.


                                                                    1998                       1997
                                                                    ----                       ----
Deferred tax assets:
   Allowance for doubtful accounts receivable and
      sales returns                                           $         140,000          $         127,000
   Inventories, principally due to additional costs
      inventoried for tax purposes pursuant to the Tax
      Reform Act of 1986                                                142,000                     57,000
   Accrued expenses                                                     225,000                    172,000
   Other                                                                     --                     82,000
                                                              -----------------          -----------------
      Total deferred tax assets                                         507,000                    438,000
                                                              -----------------          -----------------

Deferred tax liabilities:
   Plant and equipment, principally due to differences
      in depreciation and capital leases                            (1,703,000)                (1,499,000)
     Unrealized appreciation on investments
        available-for-sale                                            (102,000)                   (29,000)
   Other                                                               (32,000)                         --
                                                              -----------------          -----------------
        Total deferred tax liabilities                              (1,837,000)                (1,528,000)
                                                              -----------------          -----------------
        Net deferred tax liability                                $ (1,330,000)              $ (1,090,000)
                                                              -----------------          -----------------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, expected future taxable income over the periods which the deferred tax assets are deductible, and reversals of deferred tax liabilities, management believes (although there can be no assurance) that it is more likely than not the Company will realize the benefits of these deductible differences. Income taxes paid were approximately $1,982,000, $1,735,000 and $774,000 for fiscal years 1998, 1997 and 1996, respectively.


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

     On April 1, 1997, the Board of Directors granted incentive stock options to purchase 266,000 shares of common stock under the 1997 Option Plan at an exercise price of $8.25 per share. The options may be exercised for a period of ten years from the date of grant and vest 25% per year during the first four years of their term. No disposition of shares acquired pursuant to the exercise of these options may be made by the optionees within two years following the date that the option is granted, nor within one year after the exercise of the option without the written consent of the Company. Since the Company measures compensation cost under Opinion No. 25, the Company has not recognized compensation cost for these options as the exercise price was equal to the fair market value of the stock at the date of grant.

     The per-share value of stock options granted by the Company on April 1, 1997 was $3.61, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 7.09%; expected life of five years; expected volatility of 37%; and no dividends).

     In April 1985, the Board of Directors adopted an Incentive Stock Option Plan, which provided for the granting of stock options to employees and officers to purchase up to 100,000 shares of common stock. This plan terminated in April 1995 and no further options may be granted thereunder. Options under this plan were granted at a price per share equal to the fair market value of the common stock on the date of grant. In addition, each option granted terminated ten years from the date of grant. Further, upon exercise of options under this plan, the recipient was required to enter into a Voting and Transfer Agreement which requires the optionee to vote for certain directors (as defined by the agreement) and in certain cases offer the Company and the principal stockholder the right of first and second refusal, respectively, to purchase any shares acquired under this plan. As of June 30, 1998, no options remain outstanding under this plan.

     Information with respect to options under the stock option plans is as follows:


                                              JUNE 30, 1998                    JUNE 30, 1997                     JUNE 30, 1996
                                      ----------------------------     -----------------------------      -------------------------
                                                       WEIGHTED                          WEIGHTED                          WEIGHTED
                                                       AVERAGE                           AVERAGE                           AVERAGE
                                         AMOUNT         PRICE             AMOUNT          PRICE              AMOUNT         PRICE
                                         ------         -----             ------          -----              ------         -----
Outstanding, beginning of year              266,000      $8.25                   478       $5.50                    778      $5.50
Granted                                           -        -                 266,000        8.25                      -        -
Canceled                                   (17,000)       8.25                     -         -                        -        -
Exercised                                     (500)       8.25                 (478)        5.50                  (300)       5.50
                                      -------------                    -------------                      -------------
Outstanding, end of year                    248,500      $8.25               266,000       $8.25                    478      $5.50
                                      -------------                    -------------                      -------------

     At June 30, 1998, 62,500 options are exercisable.

     In fiscal year 1997, the Company agreed to award up to 34,000 shares of its common stock to an employee as part of his employment agreement. The shares are earned over a 24 month period provided the employee remains employed with the Company. The market value of shares to be awarded of $241,000 was recorded as deferred compensation, and is being amortized to compensation expense over the 24 month period that the shares are earned. During fiscal years 1998 and 1997, 10,417 and 18,000 shares were released from treasury stock to the employee under the agreement, respectively. In fiscal year 1998, such amount is net of 2,583 common shares for tax withholdings. The fair value of the withheld shares, amounting to $41,000, was recorded as treasury stock.

     In fiscal year 1996, the Company awarded 10,000 shares of its common stock to an employee for past services rendered. This award resulted in compensation expense of $110,000, measured by the market value of the shares on the date of grant.

     Compensation expense related to stock awards was $92,000, $135,000 and $136,000 for fiscal years 1998, 1997 and 1996, respectively. Deferred compensation of $14,000, representing the unamortized portion of compensation expense relating to the 1997 award, is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of June 30, 1998. Treasury shares have been utilized for all stock awards and, accordingly, treasury stock has been reduced for the cost of the shares on a specific identification basis, first-in first-out.

     On a pro-forma basis, net income and basic net income per share would have been $3,976,000 and $3,390,000 and $1.02 and $0.87, respectively, for fiscal years 1998 and 1997, respectively, had the Company measured compensation cost using the fair value method of SFAS No. 123. In 1996, net income and net income per share would have been unchanged as (i) there were no stock options granted in fiscal year 1996, and (ii) for stock awards granted in fiscal year 1996, compensation costs over the vesting period are already reflected in the historical amounts. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma amounts because compensation cost is calculated over the option vesting periods and compensation costs for options granted prior to July 1995 are not considered.

     In June 1990, the Company announced that its Board of Directors had approved a stock purchase program, authorizing the purchase of up to $1,000,000 of the Company's common stock. On September 4, 1998 the Board of Directors authorized the purchase of an additional $1,000,000 of the Company's common stock. Purchases can be made in the open market or in privately negotiated transactions. The program may be suspended from time to time or discontinued. As of June 30, 1998, the Company has expended approximately $805,000 to purchase an aggregate of 308,400 shares under this program. No shares were purchased under this program in fiscal years 1996 and 1998. In fiscal year 1997 10,700 shares were acquired.


NOTE 7.           COMMITMENTS

              OPERATING LEASES

     The Company has a related party operating lease for a rented facility which, as amended, expires December 31, 2001. Rent expense under this related party operating lease was approximately $462,000, $452,000 and $440,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Under this lease future minimum rent payments will be approximately $480,000 per year.

     Rent expense to unrelated parties was approximately $13,000, $12,000 and $12,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

              EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with its President, which provides for annual base compensation of $234,000 as well as additional annual compensation equal to 5% of net income before such bonus and income taxes. The term of employment expires March 1 of each year but is renewed automatically for an additional one year in the absence of written notice to the contrary by either party at least 120 days prior to the March 1st renewal date. In addition, if there is a change in control of the Company or the President's employment is terminated by the Company before the expiration of the agreement other than for cause (as defined in the agreement), the President is entitled to the greater of (a) all compensation due under the remaining term of the agreement, or (b) a payment equal to three times his average annual compensation (including any incentives) over the last five years. In September 1998, the Company amended the employment agreement effective for the fiscal year ending June 30, 1998 to allow the Company, at its option, to pay the additional annual compensation in stock, cash or a combination thereof.

     In September 1996, the Company entered into a three year employment agreement with another executive officer. The agreement provides for annual base compensation of $150,000, additional annual compensation equal to .5% of pretax profits, and an award of up to 34,000 shares of the Company's common stock, issuable in monthly installments provided the officer continues to be employed by the Company (see Note 6). If at any time after the first three years of employment the officer's employment is terminated by the Company, the individual is entitled to a severance payment of $100,000.

NOTE 8.           OTHER DATA

              ACCRUED EXPENSES

              Accrued expenses consist of the following:

                                             JUNE 30, 1998        JUNE 30, 1997
                                             -------------        -------------

Accrued commissions                          $   1,588,000        $   1,344,000
Accrued payroll and related expenses             1,503,000            1,303,000
Other                                              156,000              214,000
                                             -------------        -------------
                                             $   3,284,000        $   2,861,000
                                             -------------        -------------


              VALUATION AND QUALIFYING ACCOUNTS

     Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

                                        JUNE 30, 1998            JUNE 30, 1997
                                        -------------            -------------
Allowance for doubtful accounts
  receivable and sales returns          $     390,000            $     340,000
                                        -------------            -------------

              EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

     Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This Plan covers all employees meeting certain eligibility requirements and allows participants to contribute an amount not to exceed 15% of annual compensation. For the fiscal years ended June 30, 1998, 1997 and 1996, the Company provided a matching contribution of $350,000, $303,000 and $291,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions over five years.

              PROFIT BONUS PLAN

     Effective commencing in fiscal year 1995, the Company adopted a profit bonus plan for the benefit of eligible employees, as defined. The plan provides that for each fiscal year the Board of Directors, in its discretion, shall establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. For fiscal years 1998, 1997 and 1996, the Company recognized related compensation expense of $657,000, $538,000 and $313,000, respectively.



NOTE 9.           FOREIGN OPERATIONS

     The Company markets and distributes a portion of its foreign sales through Phase Components Ltd., a wholly-owned subsidiary in the United Kingdom.

     The following table summarizes certain financial information covering the Company's operations in the U.S. and U.K. for fiscal years 1998, 1997 and 1996. Net sales information is based upon country of origin.


                                1998              1997             1996
                                ----              ----             ----
Net sales
    U.S.                     $37,893,000       $33,730,000       $31,544,000
    U.K.                       2,506,000         2,799,000         2,340,000
                            ------------      ------------      ------------
 Total                       $40,399,000       $36,529,000       $33,884,000
                            ------------      ------------      ------------

Pretax income
    U.S.                     $ 6,024,000       $ 4,869,000       $ 3,006,000
    U.K.                         542,000           469,000           241,000
                            ------------      ------------      ------------
 Total                       $ 6,566,000       $ 5,338,000       $ 3,247,000
                            ------------      ------------      ------------

Identifiable Assets
    U.S.                     $40,814,000       $35,176,000       $31,014,000
    U.K.                       1,695,000         1,948,000         2,044,000
                            ------------      ------------      ------------
 Total                       $42,509,000       $37,124,000       $33,058,000
                            ------------      ------------      ------------

     U.S. sales include $9,645,000, $8,753,000 and $8,985,000 for export in fiscal years 1998, 1997 and 1996, respectively. Export sales were primarily to customers in Western Europe, Canada and the Far East.


NOTE  10.          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                             ANNUAL REPORT ON 10-K
                                 JUNE 30, 1998

                       AMERICAN TECHNICAL CERAMICS CORP.




                               TABLE OF CONTENTS


EXHIBIT NO.:      DESCRIPTION
------------      -----------
10(e)(ii)     -   First Amendment to Amended and Restated Lease, dated as of
                  May 1, 1998, between V.P.I. Properties Associates, d/b/a
                  V.P.I. Properties Associates, Ltd., and American Technical
                  Ceramics (Florida), Inc.

10(g)(v)      -   Amendment No. 5, dated as of September 11, 1998, to
                  Employment Agreement between Victor Insetta and Registrant.

10(n)         -   Consulting Agreement dated as of May 1, 1998, between
                  Chester E. Spence and the Registrant.

23            -   Consent of KPMG Peat Marwick LLP

27            -   Financial Data Schedule