Form 10-K/A
period 1997-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1998-10-29
CIK 766430

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
   (X)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ].

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

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own beneficially more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Officers, directors and persons owning more than ten percent of the Common Stock are required to furnish the Company with copies of all such reports. Messrs. Litt, Monsorno, Spense and Mrs. Kelly inadvertently failed to timely file Statements of Change in Beneficial Ownership on Form 4 or an Annual Statement of Beneficial Ownership on Form 5 with respect to options granted to them during the fiscal year ended June 30, 1997. Each of them has since filed an Annual Statement of Beneficial Ownership on Form 5 reflecting said grants. Several other employees who are not officers of the Company but who had previously filed Forms 3 and Forms 4 also inadvertently failed to file Statements of Changes in Beneficial Ownership on Form 4 or Annual Statements of Beneficial Ownership on Form 5 with respect to options granted to them during such fiscal year. Each such employee has since filed an Annual Statement of Beneficial Ownership on Form 5 (i) reflecting said grants, and (ii) reflecting that he is not an officer, director or 10% stockholder of the Company or an employee that performs a policy making function and that, therefore, he is not subject to
Section 16 of the Exchange Act.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 AMERICAN TECHNICAL CERAMICS CORP.

                                       By: /s/ VICTOR INSETTA
                                           -----------------------
                                           VICTOR INSETTA
                                           President

Dated: October 28, 1998

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:


         NAME                               TITLE                                       DATE
         ----                               -----                                       ----
/s/ VICTOR INSETTA                          President and Director                       October 28, 1998
------------------
   Victor Insetta                           (Principal Executive Officer)

/s/ ANDREW R. PERZ                          Controller                                   October 28, 1998
------------------
   Andrew R. Perz                           (Principal Accounting Officer)

/s/ STUART P. LITT                          Director                                     October 28, 1998
------------------
  Stuart P. Litt

/s/ O. JULIAN GARRARD III                   Director                                     October 28, 1998
-------------------------
  O. Julian Garrard III
