Form 10-K/A
period 1998-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1998-10-29
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A

(Mark One)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  ( X )             OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended June 30, 1998

                                          OR

  (   )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to ___________

                             Commission file number 1-9125

                           AMERICAN TECHNICAL CERAMICS CORP.
                (Exact name of registrant as specified in its charter)

                Delaware                                     11-2113382
      (State or other jurisdiction                        (I.R.S. Employee
    of incorporation or organization)                    Identification No.)

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

                                  Yes  X  No
                                     ----   ----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      On September 9, 1998, the aggregate market value of the Registrant's Common Stock (based upon the closing sale price of the Registrant's Common Stock on the American Stock Exchange on such date) held by nonaffiliates of the Registrant was approximately $10,255,000. (For purpose of this report, all officers and directors have been classified as affiliates, which classification shall not be construed as an admission of the affiliate status of any such person.)

     On September 9, 1998, the Registrant had outstanding 3,852,337 shares of Common Stock. Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on November 20, 1998 are incorporated into Part III of this report by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Annual Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN TECHNICAL CERAMICS CORP.



                                           By: /s/ Victor Insetta
                                              -------------------------
                                               VICTOR INSETTA
                                               President


Dated: October 28, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Name                                       Title                                Date
----                                       -----                                ----
/s/ VICTOR INSETTA                         President and Director               October 28, 1998
---------------------------                (Principal Executive Officer)
Victor Insetta

/s/ ANDREW R. PERZ                         Controller                           October 28, 1998
---------------------------
Andrew R. Perz

/s/ STUART P. LITT                         Director                             October 28, 1998
---------------------------
Stuart P. Litt

/s/ O. JULIAN GARRARD III                  Director                             October 28, 1998
-------------------------
O. Julian Garrard III