Form 10-Q
period 1998-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1998-11-09
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________


                         COMMISSION FILE NUMBER 1-9125
                         -----------------------------

                       AMERICAN TECHNICAL CERAMICS CORP.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                 11-2113382
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

17 STEPAR PLACE, HUNTINGTON STATION, NY                    11746
----------------------------------------                   -----
(Address of principal executive offices)                 (Zip Code)


                                  516-622-4700
                                  ------------
                    (Telephone number, including area code)


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

As of November 4, 1998, the Registrant had outstanding 3,841,984 shares of Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                             Sept 30, 1998    June 30, 1998

ASSETS                                                                (in thousands)
Current Assets:
  Cash (including cash equivalents of
    approximately $289 and
    $681, respectively)                                             $944           $2,069
  Investments                                                      5,601            6,307
  Accounts receivable,net                                          3,801            4,420
  Inventories                                                     11,317           10,884
  Deferred income taxes                                              373              373
  Other                                                              221              281

                                                                --------         --------
                            TOTAL CURRENT ASSETS                  22,257           24,334
                                                                --------         --------

Property, Plant and Equipment,net of
  accumulated depreciation and amortization of
  $19,437 and $18,853, respectively                               17,873           17,703
Other Assets                                                         254              292

                                                                --------         --------
                            TOTAL ASSETS                         $40,384          $42,329
                                                                ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                 $849             $917
  Accounts payable                                                   819            1,357
  Accrued expenses                                                 2,341            3,284
  Income taxes payable                                               536              657

                                                                --------         --------
                            TOTAL CURRENT LIABILITIES              4,545            6,215
                                                                --------         --------

Long-term debt                                                     3,309            3,338

Deferred income taxes                                              1,728            1,703

                                                                --------         --------
                            TOTAL LIABILITIES                      9,582           11,256
                                                                --------         --------

STOCKHOLDERS' EQUITY:

  Common stock---$.01 par value; authorized
  20,000,000 shares; issued 4,067,979 shares                          41               41
  Capital in excess of par value                                   6,779            6,601
  Retained earnings                                               24,800           24,882
  Other comprehensive income:
       Unrealized gain on investments available-for-sale, net        238              183
       Cumulative foreign currency translation adjustment             14               (9)
                                                                --------         --------
       Accumulated other comprehensive income                        252              174
                                                                --------         --------
  Less: Treasury stock, at cost (209,795 and
            165,301 shares, respectively)                          1,070              611
            Deferred compensation                                   --                 14

                                                                --------         --------
                            TOTAL STOCKHOLDERS' EQUITY            30,802           31,073
                                                                --------         --------

                                                                --------         --------
                                                                 $40,384          $42,329
                                                                ========         ========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS


                                               FOR THE QUARTER ENDED SEPT 30,

                                                      1998       1997
                                                      ----       ----

                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                            $ 8,639    $ 9,958
Cost of goods sold                                     6,222      5,907

                                                     -------    -------
   Gross profit                                        2,417      4,051
                                                     -------    -------


Selling, general and administrative expenses           2,076      1,998
Research and development expenses                        487        388

                                                     -------    -------
   Operating expenses                                  2,563      2,386
                                                     -------    -------

                                                     -------    -------
   (Loss) Income from operations                        (146)     1,665
                                                     -------    -------

Other expense (income):
   Interest expense                                       99        113
   Interest income                                       (54)       (90)
   Other                                                 (65)        13

                                                     -------    -------
                                                         (20)        36
                                                     -------    -------


  (Loss)  Income before provision for income taxes      (126)     1,629

Provision for income taxes                               (44)       585

                                                     -------    -------
   Net (loss) income                                 ($   82)   $ 1,044
                                                     =======    =======


Basic net (loss) income per common share             ($ 0.02)   $  0.27
                                                     =======    =======


Diluted net (loss) income per common share           ($ 0.02)   $  0.26
                                                     =======    =======

Basic weighted average common
shares outstanding                                     3,890      3,893
                                                     =======    =======

Diluted weighted average common
shares outstanding                                     3,890      4,036
                                                     =======    =======


See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           FOR THE THREE MONTHS
                                                               ENDED SEPT 30,

                                                               1998      1997
                                                               ----      ----
                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                           ($82)    $1,044
    Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
        Depreciation and amortization                            636        505
        Loss on disposal of fixed assets                          --          6
        Stock award compensation expense                          14         28
        Realized gain on sale of Investments                     (91)        --
    Changes in operating assets and liabilities:
        Accounts receivable, net                                 619       (444)
        Inventories                                             (333)       360
        Other assets, net                                         98         43
        Accounts payable and accrued expenses                 (1,270)      (200)
        Income taxes payable                                    (121)       328

                                                             -------    -------
    Net cash (used in) provided by operating activities         (530)     1,670
                                                             -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                   (698)      (684)
         Purchase of investments                                (102)      (806)
         Proceeds from sale of Investments                       979         --

                                                             -------    -------
   Net cash provided by (used in) investing activities           179     (1,490)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                            (202)      (224)
         Payments to acquire treasury stock                     (592)       (16)

                                                             -------    -------
   Net cash used in financing activities                        (794)      (240)
                                                             -------    -------


                                                             -------    -------
        Effect of exchange rate changes on cash                   20        (17)
                                                             -------    -------

        Net decrease in cash and cash equivalents             (1,125)       (77)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   2,069      3,500

                                                             -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $944     $3,423
                                                             =======    =======


See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)      BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and Subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of September 30, 1998 and the results of its operations for the three months ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the year ended June 30, 1998. Results for the three months ended September 30, 1998 are not necessarily indicative of results which could be expected for the entire year.


(2)      SUPPLEMENTAL CASH FLOW INFORMATION:

         During the three months ended September 30, 1998, significant non-cash activities included (i) the purchase of approximately $100,000 of inventory in exchange for common shares issued from treasury, (ii) the issuance of treasury stock to pay approximately $190,000 in accrued bonus expenses, and (iii) the addition of property, plant and equipment through an increase in capital lease obligations of approximately $105,000.


(3)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:


                                      Sept. 30,         June 30,
                                        1998              1998
                                            (in thousands)
                                      ---------         --------
                  Raw materials       $  5,195          $  4,142
                  Work-in-process        2,215             2,216
                  Finished goods         3,907             4,526
                                      ---------         --------
                                      $ 11,317          $ 10,884
                                      =========         ========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(4)      EARNINGS PER SHARE:

         Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS No. 128") establishes new standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. The Registrant adopted SFAS No. 128, effective December 31, 1997, and therefore has calculated current periods' EPS in accordance with this new standard. Accordingly, all prior periods' EPS data have been restated to furnish comparative information.



                                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998   FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                    ----------------------------------------   ----------------------------------------
                                       INCOME          SHARE       PER-SHARE     INCOME          SHARE        PER-SHARE
                                    (NUMERATOR)    (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                    -----------    -------------   ---------   -----------   -------------    ---------
BASIC EPS
Net (loss) income available to
 common stockholders                 ($82,000)       3,890,000       ($.02)     $1,044,000     3,893,000         $.27
                                                                     ======                                      ====

EFFECT OF DILUTIVE SECURITIES
Stock Options                                            ---                                     131,000
Stock Awards                                             ---                                      12,000
                                                                                               ---------

DILUTED EPS
Net (loss) income available to
 common stockholders +
 diluted shares                      ($82,000)       3,890,000       ($.02)     $1,044,000     4,036,000         $.26
                                     =========       =========       ======     ==========     =========         ====

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(5)      COMPREHENSIVE INCOME:

         Effective July 1, 1998, the Registrant has adopted Financial Accounting Standards No. 130 ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Registrant's total comprehensive income is as follows:


                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                             1998                          1997
                                                              -----------------------------------------------------
Net (loss) income                                                         $ (82,000)                    $1,044,000
                                                                          ----------                    ----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                   23,000                         39,000

  Unrealized gains on investments:
    Gains on investments arising during period                113,000                       36,000
     Less: reclassification adjustment for realized gains
              included in net income                          (58,000)       55,000              -          36,000
                                                              ----------------------        ----------------------
Other comprehensive income                                                   78,000                         75,000
                                                                          ----------                    ----------
Comprehensive (loss) income                                               $  (4,000)                    $1,119,000
                                                                          ==========                    ==========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, fluctuations in operating results and delays in development of highly complex products and the other matters listed in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 under the caption "Cautionary Statements Regarding Forward-Looking Statements" and in the Registrant's other filings with the Securities and Exchange Commission. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward-looking statements made by the Registrant.


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1998
Compared with Three Months Ended September 30, 1997
---------------------------------------------------

         Net sales for the three months ended September 30, 1998 decreased 13% to $8,639,000 as compared to net sales of $9,958,000 for the comparable quarter in the prior fiscal year. The decline in net sales was principally due to the continuing decline in demand for the Registrant's core capacitor products in both foreign and domestic markets which began in the second half of the prior fiscal year. The economic situation in Asia has had an adverse impact on many of the Registrant's customers, both domestic and foreign, resulting in reductions and delays in their orders of the Registrant's products. As noted below, in response to the current slowdown, the Registrant has taken steps to bring its cost in line with sales and to rationalize its manufacturing processes, reduced its work force through attrition and selected reductions and accelerated the development of new products.

         The backlog of unfilled orders was $9,417,000 at September 30, 1998, compared to $7,560,000 at September 30, 1997 and $6,308,000 at June 30, 1998.
The large increase in backlog is due to orders for non-core products, much of which is not scheduled for shipment until the second half of the current fiscal year.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS
---------------------

         Gross margin for the three months ended September 30, 1998 was 28% of net sales as compared to 40.7% for the comparable quarter in the prior fiscal year. The lower gross margin reported in the first quarter as compared to the comparable quarter in the prior fiscal year was due to lower average selling prices for the Registrant's core products, raw material price increases, particularly for palladium, lower sales volume and an increase in certain inventory reserves. Price increases in the price of palladium were principally due to the unavailability of new product shipments from Russia. The Registrant anticipates that the price of palladium will remain volatile, with the likelihood of further price increases in fiscal year 1999. Accordingly, the Registrant expects that palladium price increases will continue to impact gross margins at least through the remainder of the current fiscal year.

         The Registrant has taken concrete steps to reduce fixed costs and improve manufacturing flexibility. In particular, the Registrant has realigned production capabilities by transferring manufacture of most large size multilayer capacitors to its New York facilities and has reduced its work force through layoff and attrition by approximately 10% as compared to June 30, 1998. The Registrant expects that these steps will have a favorable impact on gross margin in subsequent quarters primarily as a result of the consequent decrease in fixed costs.

         Selling, general and administrative expenses for the three months ended September 30, 1998 increased 4% to $2,076,000 as compared to $1,998,000 in the comparable period in the prior fiscal year due to planned increases in advertising and promotional activities.

         Research and development expenses for the three months ended September 30, 1998 increased 26% to $487,000 as compared to $388,000 in the comparable period in the prior fiscal year. This increase was primarily the result of increased salary and product development expense to support an increase in research and development activities designed to accelerate the development of new products.

         Primarily as a result of the foregoing, net loss for the three months ended September 30, 1998 was $82,000, or $.02 per common share ($.02 per common share assuming dilution), compared to net income of $1,044,000, or $.27 per common share ($.26 per common share assuming dilution), for the comparable period in the prior fiscal year.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Registrant's financial position at September 30, 1998 remains strong as evidenced by working capital of $17,712,000 and stockholders' equity of $30,802,000. The Registrant's current ratio at September 30, 1998 was 4.9:1 as compared to a current ratio of 3.9:1 at June 30, 1998. The Registrant's quick ratio at September 30, 1998 was 2.4:1 as compared to a quick ratio of 2.2:1 at June 30, 1998.

         Cash and investments decreased by $1,831,000 to $6,545,000 at September 30, 1998 from $8,376,000 at June 30, 1998, primarily as a result of an increase in raw materials inventory and a decrease in accounts payable. Accounts receivable decreased by $619,000 to $3,801,000 at September 30, 1998 from $4,420,000 at June 30, 1998. Inventories increased by $433,000 to $11,317,000 at September 30, 1998 from $10,884,000 at June 30, 1998 due to higher raw material costs (particularly for palladium) and a planned build up of palladium inventory as a hedge against possible future adverse changes in price and/or availability of this material. Accounts payable and accrued expenses decreased by $1,481,000 to $3,160,000 at September 30, 1998 from $4,641,000 at June 30, 1998, primarily as a result of year end accruals paid during the first quarter. Income taxes paid in the three month period ended September 30, 1998 were $79,320.

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

         The Registrant is negotiating to renew the $2,000,000 revolving line-of-credit with NationsBank, NA ("NationsBank"), the successor to Barnett, and to secure a $3,500,000 line-of-credit with NationsBank for equipment purchases. It is expected that both lines will bear interest at 2% above the three month rate for U. S. Dollar deposits on the London Interbank Market. Principal under the revolving line-of-credit will be repayable in eight quarterly installments commencing upon expiration of the revolving period. The outstanding principal under the equipment line-of-credit will be rolled over every six months into a self amortizing term note of not less than four nor more than seven years. The equipment loan will be secured by the equipment purchases. Borrowing under both lines will be subject to compliance with certain financial covenants. The Registrant expects to close on these financings within the next 30 days, although unless and until definitive documentation is negotiated and signed, there is no assurance that it will be able to obtain such financings.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Capital expenditures for the three months ended September 30, 1998 totaled $698,000 of which $432,000 was for machinery and equipment. The Registrant intends to use cash on hand and, if obtained, the new equipment loan noted in the preceding paragraph to finance budgeted capital expenditures of approximately $4,000,000 for the remainder of fiscal year 1999, primarily for additions to and replacement of machinery and equipment.

         In June 1990, the Registrant announced its first stock purchase program pursuant to which it is authorized to purchase up to $1,000,000 of its Common Stock. As of September 30, 1998, the Registrant has expended the entire amount. In September 1998, the Board of Directors authorized the purchase of up to an additional $1,000,000 of the Registrant's common stock under its second stock purchase program. As of September 30, 1998, the Registrant has expended approximately $410,000 under the second program and has purchased on aggregate of 395,000 shares under both programs.

YEAR 2000
---------

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

         The Registrant's remediation strategy is primarily based upon recoding existing systems software using internal resources, rather than the replacement of these systems. As such, the Registrant believes that its primary risk relates to the continued availability and timely allocation of internal personnel involved in remediation efforts. As the Registrant's remediation and testing efforts are substantially within its control, the Registrant's contingency plans involve assuring adequacy of personnel.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5.     Not Applicable
                        --------------

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

     (a)          Exhibits:
                  Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) and are incorporated herein by reference to the same exhibit thereto:

EXHIBIT NO.       DESCRIPTION
-----------       -----------
  3(a)(i)     -   Certificate of Incorporation of the Registrant.
  3(a)(ii)    -   Amendment to Certificate of Incorporation.  (1)
  3(b)(i)     -   By-laws of the Registrant.
  9(a)(i)     -   Restated Shareholders' Agreement, dated April 15, 1985, among Victor Insetta,
                  Joseph Mezey, Joseph Colandrea and the Registrant.
  10(b)(i)    -   Lease Agreement between Victor Insetta and the Registrant for premises at 15 Stepar
                  Place, Huntington Station, N.Y.
  10(b)(ii)   -   Amendment to Lease Agreement, dated May 8, 1984, but
                  effective as of July 14, 1981, between Victor Insetta, d/b/a
                  Stepar Leasing Company, and the Registrant.
  10(b)(iii)  -   Amendment to Lease Agreement, dated June 15, 1987, but effective as of May 1,
                  1987, between Victor Insetta, d/b/a Stepar Leasing Company, and the Registrant.  (2)
  10(b)(iv)   -   Amendment to Lease Agreement, dated February 9, 1989,
                  between Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant. (3)
  10(b)(v)    -   Amendment to Lease Agreement, as of January 1, 1997, between Victor Insetta, d/b/a
                  Stepar Leasing Company, and the Registrant.  (4)
  10(b)(vi)       Amended and Restated Lease, dated September 25, 1998, between Victor Insetta,
                  d/b/a Stepar Leasing Company, and the Registrant.  (11)
  10(c)(i)    -   1985 Employee Stock Sale Agreement between the Registrant and various employees.
  10(c)(ii)   -   Form of Employee Stock Bonus Agreement, dated as of July 1, 1993, between the
                  Registrant  and various employees.  (5)
  10(c)(iii)  -   Form of Employee Stock Bonus Agreement, dated as of April 19, 1994, between the
                  Registrant and various employees.  (5)
  10(c)(iv)   -   Form of Employee Stock Bonus Agreement, dated as of April 20, 1995, between the
                  Registrant and various employees.  (1)
  10(e)(i)    -   Amended and Restated Lease, effective as of July 1, 1996, between V.P.I. Properties
                  Associates, d/b/a V.P.I. Properties Associates, Ltd., and American Technical
                  Ceramics (Florida), Inc. (4)






               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES


  10(e)(ii)   -   First Amendment to Amended and Restated Lease, dated as of May 1, 1998, between
                  V.P.I. Properties Associates, d/b/a V.P.I. Properties Associates, Ltd., and American
                  Technical Ceramics (Florida), Inc.  (10)
  10(e)(iii)  -   Second Amendment to Amended and Restated Lease, dated as of
                  September 30, 1998, but effective as of May 1, 1998 between
                  V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc.
                  (11)
  10(f)       -   Purchase Agreement, dated May 31, 1989, by and among Diane
                  LaFond Insetta and/or Victor D. Insetta, as custodians for
                  Danielle and Jonathan Insetta, and American Technical
                  Ceramics Corp., and amendment thereto, dated July 31, 1989.
                  (3)
  10(g)(iii)  -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning
                  July 1, 1994.  (1)
  10(g)(iv)   -   Employment Agreement, dated April 3, 1985, between Victor Insetta and the
                  Registrant, and Amendments No. 1 through 4 thereto.  (6)
  10(g)(v)    -   Amendment No. 5, dated as of September 11, 1998, to Employment Agreement between Victor Insetta and the Registrant.  (10)
  10(h)       -   Loan Agreement, dated September 27, 1994, between the Registrant and Barnett
                  Bank of Jacksonville, N.A.  (5)
  10(i)       -   Secured Commercial Note, dated as of February 17, 1995, between the Registrant and European American Bank.  (1)
  10(j)       -   Secured Commercial Note, dated as of February 17,  1995, between the Registrant and European American Bank.  (1)
  10(k)(i)    -   Letters of Agreement, dated June 26, 1996 and August 22, 1996, between the
                  Registrant and Stuart P. Litt.  (7)
  10(k)(ii)   -   Letter Agreement, dated September 11, 1997, between the Registrant and Stuart P.
                  Litt.  (9)
  10(l)       -   Loan Agreement, dated September 25, 1996, between the Registrant and Barnett
                  Bank, N.A.  (8)
  10(m)       -   American Technical Ceramics Corp. 1997 Stock Option Plan.  (9)
  10(n)       -   Consulting Agreement, dated as of May 1, 1998, between Chester E. Spence and the
                  Registrant.  (10)
  21          -   Subsidiaries of the Registrant.  (6)
  23          -   Consent of KPMG Peat Marwick LLP  (10)
  27          -   Financial Data Schedule.  (11)

--------------------

1. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
2. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES


3. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
4. Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended March 31, 1997.
5. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
6. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
7. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.
8. Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996.
9. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
10. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
11.      Filed herewith.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

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



                           AMERICAN TECHNICAL CERAMICS CORP.
                                      (Registrant)


DATE:  November 6, 1998           BY:  /s/ VICTOR INSETTA
                                       ------------------
                                       Victor Insetta
                                       President and Director
                                       (Chief Executive Officer)




DATE:  November 6, 1998           BY:  /s/ ANDREW R. PERZ
                                       ------------------
                                       Andrew R. Perz
                                       Controller
                                       (Principal Financial Officer)