Form 10-Q
period 1998-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 1999-02-09
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

    (X)        Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       or

    ( )        Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________


                         COMMISSION FILE NUMBER 1-9125
                         -----------------------------

                       AMERICAN TECHNICAL CERAMICS CORP.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                              11-2113382
---------------------------------                          ---------------------
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization                             Identification No.)


17 STEPAR PLACE, HUNTINGTON STATION, NY                             11746
---------------------------------------                            -------
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

                    Yes   X            No
                       -------           ------

As of February 3, 1999, the Registrant had outstanding 3,781,784 shares of Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                               Dec 31, 1998   June 30, 1998
                                                                 UNAUDITED
ASSETS                                                                (in thousands)
Current Assets:
  Cash (including cash equivalents of
    approximately $542 and
    $681, respectively)                                            $1,176       $2,069
  Investments                                                       3,357        6,307
  Accounts receivable, net                                          3,889        4,420
  Inventories                                                      12,235       10,884
  Deferred income taxes                                               373          373
  Other                                                               392          281

                                                                 ---------    ---------
                         TOTAL CURRENT ASSETS                      21,422       24,334
                                                                 ---------    ---------

Property, Plant and Equipment, net of
  accumulated depreciation and amortization of
  $20,036 and $18,853, respectively                                18,544       17,703
Other assets                                                          248          292

                                                                 ---------    ---------
                         TOTAL ASSETS                             $40,214      $42,329
                                                                 =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                  $868         $917
  Accounts payable                                                  1,278        1,357
  Accrued expenses                                                  2,451        3,284
  Income taxes payable                                                386          657

                                                                 ---------    ---------
                         TOTAL CURRENT LIABILITIES                  4,983        6,215
                                                                 ---------    ---------

Long-term debt                                                      3,051        3,338

Deferred income taxes                                               1,646        1,703

                                                                 ---------    ---------
                         TOTAL LIABILITIES                          9,680       11,256
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY:

  Common stock---$.01 par value; authorized
  20,000,000 shares; issued 4,067,979 shares                           41           41
  Capital in excess of par value                                    6,782        6,601
  Retained earnings                                                25,316       24,882
  Other comprehensive income:
       Unrealized gain on investments available-for-sale, net          85          183
       Cumulative foreign currency translation adjustment             (14)          (9)
                                                                 ---------    ---------
        Accumulated other comprehensive income                         71          174
                                                                 ---------    ---------
  Less: Treasury stock, at cost (290,195 and
            165,301 shares, respectively)                           1,676          611
            Deferred compensation                                     --            14

                                                                 ---------    ---------
                         TOTAL STOCKHOLDERS' EQUITY                30,534       31,073
                                                                 ---------    ---------

                                                                 ---------    ---------
                                                                  $40,214      $42,329
                                                                 =========    =========


See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS



                                                          FOR THE QUARTER ENDED DEC 31,          FOR THE SIX MONTHS ENDED DEC 31,

                                                              1998              1997                1998                1997
                                                              -----             -----               -----               ----

                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                                      $8,504        $10,822               $17,143             $20,780
Cost of goods sold                                              5,466          5,825                11,688              11,732

                                                             ---------     ----------            ----------        ------------
   Gross profit                                                 3,038          4,997                 5,455               9,048
                                                             ---------     ----------            ----------        ------------


Selling, general and administrative expenses                    1,983          2,229                 4,059               4,227
Research and development expenses                                 449            441                   936                 830

                                                             ---------     ----------            ----------        ------------
   Operating expenses                                           2,432          2,670                 4,995               5,057
                                                             ---------     ----------            ----------        ------------

                                                             ---------     ----------            ----------        ------------
    Income from operations                                        606          2,327                   460               3,991
                                                             ---------     ----------            ----------        ------------

Other expense (income):
   Interest expense                                               102            108                   201                 221
   Interest income                                               (118)          (135)                 (172)               (225)
   Other                                                         (172)           (14)                 (237)                 (1)

                                                             ---------     ----------            ----------        ------------
                                                                 (188)           (41)                 (208)                 (5)
                                                             ---------     ----------            ----------        ------------


Income before provision for income taxes                          794          2,368                   668               3,996

Provision for income taxes                                        278            851                   234               1,435

                                                             ---------     ----------            ----------        ------------
Net income                                                       $516         $1,517                  $434              $2,561
                                                             =========     ==========            ==========        ============


Basic net income per common share                               $0.13          $0.39                 $0.11               $0.66
                                                             =========     ==========            ==========        ============


Diluted net income per common share                             $0.13          $0.38                 $0.11               $0.63
                                                             =========     ==========            ==========        ============

Basic weighted average common
shares outstanding                                              3,829          3,896                 3,859               3,894
                                                             =========     ==========            ==========        ============

Diluted weighted average common
shares outstanding                                              3,829          4,041                 3,859               4,034
                                                             =========     ==========            ==========        ============

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     FOR THE SIX MONTHS ENDED DEC 31,

                                                                                       1998                    1997
                                                                                       -----                   ----
                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $434                  $2,561
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                1,259                     984
        Gain on disposal of fixed assets                                               (10)                     (1)
        Stock award compensation expense                                                14                      49
        Realized gain on sale of investments                                          (257)                     --
    Changes in operating assets and liabilities:
        Accounts receivable, net                                                       531                    (249)
        Inventories                                                                 (1,251)                     59
        Other assets, net                                                              (67)                    (89)
        Accounts payable and accrued expenses                                         (698)                    206
        Income taxes payable                                                          (271)                    347

                                                                                 ----------                --------
    Net cash (used in) provided by operating activities                               (316)                  3,867
                                                                                 ----------                --------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                       (1,996)                 (1,461)
         Purchase of investments                                                      (102)                 (1,816)
         Proceeds from sale of investments                                           3,154                      --
         Proceeds from sale of fixed assets                                             11                       5

                                                                                 ----------                --------
   Net cash provided by (used in) investing activities                               1,067                  (3,272)
                                                                                 ----------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                                                  (441)                   (448)
         Payments to acquire treasury stock                                         (1,198)                    (28)

                                                                                 ----------                --------
   Net cash used in financing activities                                            (1,639)                   (476)
                                                                                 ----------                --------


                                                                                 ----------                --------
        Effect of exchange rate changes on cash                                         (5)                     (3)
                                                                                 ----------                --------

        Net (decrease) increase in cash and cash equivalents                          (893)                    116

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         2,069                   3,500

                                                                                 ----------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $1,176                  $3,616
                                                                                 ==========                ========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and Subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of December 31, 1998 and the results of its operations for the quarter and six months ended December 31, 1998 and 1997. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the year ended
June 30, 1998. Results for the three and six months ended December 31, 1998 are not necessarily indicative of results which could be expected for the entire year.


(2)      SUPPLEMENTAL CASH FLOW INFORMATION:

         During the six months ended December 31, 1998, significant non-cash activities included (i) the purchase of approximately $100,000 of inventory in exchange for common shares issued from treasury, (ii) the issuance of treasury stock to pay approximately $214,000 in accrued bonus expenses, and (iii) the addition of property, plant and equipment through an increase in capital lease obligations of approximately $105,000.


(3)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                                   Dec. 31,           June 30,
                                                     1998              1998
                                                         (in thousands)
                                                  ------------      -----------
                  Raw materials                     $ 6,036          $  4,142
                  Work-in-process                     2,068             2,216
                  Finished goods                      4,131             4,526
                                                    --------        ----------
                                                    $12,235          $ 10,884
                                                    ========        ==========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(4)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computations.



                                    FOR THE QUARTER ENDED DECEMBER 31, 1998     FOR THE QUARTER ENDED DECEMBER 31, 1997
                                    ---------------------------------------     ---------------------------------------
                                       INCOME          SHARE       PER-SHARE      INCOME          SHARE        PER-SHARE
                                    (NUMERATOR)    (DENOMINATOR)    AMOUNT      (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                    -----------    -------------    ------      -----------   -------------     ------
BASIC EPS
Net income available to
 common stockholders                   $516,000      3,829,000        $.13      $1,517,000      3,896,000         $.39
                                                                      ====                                        ====

EFFECT OF DILUTIVE SECURITIES
Stock Options                                               --                                    142,000
Stock Awards                                                --                                      3,000
                                                                                                ---------

DILUTED EPS                            $516,000      3,829,000        $.13      $1,517,000      4,041,000         $.38
                                       ========      =========        ====      ==========      =========         ====


                                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                       INCOME          SHARE       PER-SHARE      INCOME          SHARE        PER-SHARE
                                    (NUMERATOR)    (DENOMINATOR)    AMOUNT      (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                    -----------    -------------    ------      -----------   -------------     ------
BASIC EPS
Net income available to
 common stockholders                    $434,000     3,859,000        $.11      $2,561,000      3,894,000         $.66
                                                                      ====                                        ====

EFFECT OF DILUTIVE SECURITIES
Stock Options                                               --                                    137,000
Stock Awards                                                --                                      3,000
                                                                                                ---------

DILUTED EPS                             $434,000     3,859,000        $.11      $2,561,000      4,034,000         $.63
                                        ========    ==========        ====      ==========      =========         ====

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(5)      COMPREHENSIVE INCOME:

         Effective July 1, 1998, the Registrant has adopted Financial Accounting Standards No. 130 ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Registrant's total comprehensive income is as follows:



                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                              1998                                  1997
                                                           -------------------------------------------------------------
Net  income                                                                   $ 516,000                       $1,517,000
                                                                         --------------                  ---------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                      (28,000)                         (24,000)
  Unrealized (losses) gains on investments:
    (Losses) gains on investments arising during period        (45,000)                           36,000
     Less: reclassification adjustment for realized
              gains included in net income                    (108,000)        (153,000)               -          36,000
                                                           ----------------------------     ----------------------------
Other comprehensive (loss) income                                              (181,000)                          12,000
                                                                         --------------                  ---------------
Comprehensive income                                                          $ 335,000                       $1,529,000
                                                                         ==============                  ===============




                                                                                 SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                              1998                            1997
                                                           ------------------------------------------------------------
Net income                                                                    $ 434,000                      $2,561,000
                                                                         --------------                  --------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                       (5,000)                        (15,000)
  Unrealized (losses) gains on investments:
    Gains on investments arising during period                   69,000                           72,000
     Less: reclassification adjustment for realized
              gains included in net income                     (167,000)        (98,000)               -         72,000
                                                           ----------------------------    ----------------------------
Other comprehensive (loss) income                                              (103,000)                         57,000
                                                                         --------------                  --------------
Comprehensive income                                                          $ 331,000                      $2,618,000
                                                                         ==============                  ==============

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

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, increases in prices of raw materials, fluctuations in operating results and delays in development of highly complex products and the other matters listed in the Registrant's Annual Report on Form 10- K for the fiscal year ended June 30, 1998 under the caption "Cautionary Statements Regarding Forward-Looking Statements" and in the Registrant's other filings with the Securities and Exchange Commission. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward-looking statements made by the Registrant.


RESULTS OF OPERATIONS
---------------------

Three Months Ended December 31, 1998
Compared with Three Months Ended December 31, 1997
--------------------------------------------------

         Net sales for the three months ended December 31, 1998 decreased 21% to $8,504,000 as compared to net sales of $10,822,000 for the comparable quarter in the prior fiscal year. The decline in net sales was principally due to the previously announced decline in demand for the Registrant's core capacitor products in both foreign and domestic markets. The economic situation in Asia has had an adverse impact on many of the Registrant's customers, both domestic and foreign, resulting in reductions and delays in their orders of the Registrant's products. Net sales in the aggregate and across all major product lines were at similar levels to those achieved in the first quarter of the current fiscal year. Recently, the Registrant has seen some evidence of overall market improvement, as exemplified by customers expediting existing backlog orders, but does not expect that sales will increase significantly in the second half of the fiscal year.

         The backlog of unfilled orders was $9,465,000 at December 31, 1998, compared to $7,552,000, at December 31, 1997 and $6,308,000 at June 30, 1998.
The large increase in backlog is due to orders for non-core products, which were booked in the first quarter. The backlog at December 31, 1998 was virtually unchanged when compared to the backlog at September 30, 1998 of $9,417,000.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         Gross margin for the three months ended December 31, 1998 was 35.7% of net sales as compared to 46.2% for the comparable quarter in the prior fiscal year. The lower gross margin reported in the second quarter as compared to the comparable quarter in the prior fiscal year was due to lower average selling prices for the Registrant's core products, raw material price increases, particularly for palladium, lower sales volume and an increase in certain inventory reserves. Increases in the price of palladium were principally due to the unavailability of new product shipments from Russia. The Registrant anticipates that the price of palladium will remain volatile, with the likelihood of further price increases in fiscal year 1999.

         The Registrant achieved considerable improvement in the gross margin percentage for the three months ended December 31, 1998 compared to the three months ended September 30, 1998. This improvement was primarily due to previously announced work force reductions and realignment of manufacturing capabilities coupled with concerted efforts to reduce spending. However, declining average selling prices of core products and raw material price increases will continue to put pressure on gross margins in the foreseeable future.

         Selling, general and administrative expenses for the three months ended December 31, 1998 decreased 11% to $1,983,000 as compared to $2,229,000 in the comparable period in the prior fiscal year due to decreases in bonus and commission expenses. These cost reductions were somewhat offset by planned increases in advertising and promotional expenses.

         Research and development expenses for the three months ended December 31, 1998 increased 2% to $449,000 as compared to $441,000 in the comparable period in the prior fiscal year. This increase was primarily due to increases in personnel expenses.

         Primarily as a result of the foregoing, net income for the three months ended December 31, 1998 was $516,000, or $.13 per common share ($.13 per common share assuming dilution), compared to net income of $1,517,000, or $.39 per common share ($.38 per common share assuming dilution), for the comparable period in the prior fiscal year.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Six Months Ended December 31, 1998
Compared with Six Months Ended December 31, 1997
------------------------------------------------

         Net sales for the six months ended December 31, 1998 decreased 18% to $17,143,000 as compared to net sales of $20,780,000 for the comparable period in the prior fiscal year. The decrease in sales was primarily the result of the previously announced decline in demand for the Registrant's core capacitor products in both foreign and domestic markets, in large part as a result of the economic situation in Asia.

         Gross margin for the six months ended December 31, 1998 was 31.8% of net sales as compared to 43.5% for the comparable period in the prior fiscal year. The lower gross margin reported for the six months ended December 31, 1998 as compared to the comparable period in the prior fiscal year was due to lower sales volume and lower selling prices on core capacitor products, higher raw material costs and an increase in certain inventory reserves.

         Selling, general and administrative expenses for the six months ended December 31, 1998 decreased 4% to $4,059,000 as compared to $4,227,000 in the comparable period in the prior fiscal year, primarily as a result of decreases in bonus and commission expenses. These cost reductions were somewhat offset by planned increases to advertising and promotional expenses.

         Research and development expenses for the six months ended December 31, 1998 increased 13% to $936,000 as compared to $830,000 in the comparable period in the prior year. This increase was primarily the result of increases in personnel expenses and depreciation of equipment used in product development activities to support an increase in research and development activities designed to accelerate the development of new products.

         As a result of the foregoing, net income amounted to $434,000, or approximately $.11 per common share ($.11 per common share assuming dilution), for the six months ended December 31, 1998 compared to net income of $2,561,000, or approximately $.66 per common share ($.63 per common share assuming dilution) for the comparable period in the prior fiscal year.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Registrant's financial position at December 31, 1998 remains strong as evidenced by working capital of $16,439,000 and stockholders' equity of $30,534,000. The Registrant's current ratio at December 31, 1998 was 4.3:1 as compared to a current ratio of 3.9:1 at June 30, 1998. The Registrant's quick ratio at December 31, 1998 was 1.8:1 as compared to a quick ratio of 2.2:1 at June 30, 1998.

         Cash and investments decreased by $3,843,000 to $4,533,000 at December 31, 1998 from $8,376,000 at June 30, 1998, primarily as a result of an increase in raw materials inventory and a decrease in accounts payable. Accounts receivable decreased by $531,000 to $3,889,000 at December 31, 1998 from $4,420,000 at June 30, 1998. Inventories increased by $1,351,000 to $12,235,000 at December 31, 1998 from $10,884,000 at June 30, 1998 due to higher raw material costs (particularly for palladium) and a planned build up of palladium inventory as a hedge against possible future adverse changes in price and/or availability of this material. Accounts payable and accrued expenses decreased by $912,000 to $3,729,000 at December 31, 1998 from $4,641,000 at June 30,
1998, primarily as a result of payments made during the first quarter. Income taxes paid in the six month period ended December 31, 1998 were $505,000.

         In November 1998 the Registrant renewed a $2,000,000 revolving line-of-credit with NationsBank, NA ("NationsBank"), the successor to Barnett Bank of Jacksonville, N.A. ("Barnett Bank"), and secured a $3,500,000 line-of-credit with NationsBank for equipment purchases. Both lines will bear interest at 2% above the three month rate for U. S. Dollar deposits on the London Interbank Market. Principal under the revolving line-of-credit will be repayable in eight quarterly installments commencing upon expiration of the revolving period. The outstanding principal under the equipment line-of-credit will be rolled over every six months into a self amortizing term note of not less than four nor more than seven years. The equipment loan will be secured by the equipment purchases. Borrowing under both lines will be subject to compliance with certain financial covenants, including maintenance of asset and liability percentage ratios. As of December 31, 1998 there were no outstanding balances under either line.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

         Capital expenditures for the six months ended December 31, 1998 totaled $1,996,000 of which $1,442,000 was for machinery and equipment. The Registrant intends to use cash on hand and the new equipment loan noted in the preceding paragraph to finance budgeted capital expenditures of approximately $2,004,000 for the remainder of fiscal year 1999, primarily for additions to and replacement of machinery and equipment.

         In June 1990, the Registrant announced its first stock purchase program pursuant to which it was authorized to purchase up to $1,000,000 of its Common Stock. As of December 31, 1998, the Registrant had expended the entire amount. In September 1998, the Board of Directors authorized the purchase of up to an additional $1,000,000 of the Registrant's Common Stock under a second stock purchase program. As of December 31, 1998, the Registrant had expended the entire amount available under this second program and had purchased on aggregate of 475,000 shares under both programs.

YEAR 2000
---------

         The Registrant has completed all internal remediation and testing efforts of computer systems that could be affected by the "Year 2000" problem. The Registrant did not incur significant incremental expenditures related to its Year 2000 activities. The Registrant is also presently obtaining representations from its key suppliers and customers relative to their efforts to deal with the Year 2000 problem. Based upon the representations obtained to date, the Registrant does not anticipate significant additional expenditures or lost revenues from failure of its key suppliers and customers. However, no assurances can be made as to whether key suppliers and customers will become Year 2000 compliant in a timely manner, if at all.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

ITEMS 1. THROUGH 3.     Not Applicable
                        --------------

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Registrant's Annual Meeting of Stockholders held on November 20, 1998, the stockholders re-elected the following individuals, each of whom was elected as a director of the Registrant at the last Annual Meeting, as directors for one-year terms pursuant to the following votes:



                                        For             Against       Abstain
                                        ---             -------       -------
Victor Insetta                       3,661,412          25,000         6,751
Rubin Blumkin                        3,659,412          27,000         6,751
O. Julian Garrard III                3,685,912             500         6,751
Stuart P. Litt                       3,686,412               0         6,751
Chester E. Spence                    3,686,412               0         6,751

         The stockholders also ratified the appointment of KPMG LLP as the independent public accountants to audit the Registrant's consolidated financial statements for the fiscal year ending June 30, 1999. The holders of 3,689,661 shares of Common Stock voted to ratify the appointment, 301 voted against ratification and the holders of 3,201 shares of Common Stock abstained from voting.


ITEM 5.  Not Applicable
         --------------

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits:

         Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) and are incorporated herein by reference to the same exhibit thereto:

EXHIBIT NO.       Description
-----------       -----------

  3(a)(i)     -   Certificate of Incorporation of the Registrant.
  3(a)(ii)    -   Amendment to Certificate of Incorporation.  (1)
  3(b)(i)     -   By-laws of the Registrant.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES


    9(a)(i)   -   Restated Shareholders' Agreement, dated April 15, 1985,
                  among Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                  Registrant.
  10(b)(i)    -   Amended and Restated Lease, dated September 25, 1998, between
                  Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant for the premises at 15 Stepar Place, Huntington
                  Station, New York. (9)
  10(c)(i)    -   1985 Employee Stock Sale Agreement between the Registrant and various employees.
  10(c)(ii)   -   Form of Employee Stock Bonus Agreement, dated as of July 1,
                  1993, between the Registrant and various employees. (2)
  10(c)(iii)  -   Form of Employee Stock Bonus Agreement, dated as of April 19,
                  1994, between the Registrant and various employees. (2)
  10(c)(iv)   -   Form of Employee Stock Bonus Agreement, dated as of April 20,
                  1995, between the  Registrant and various employees.  (1)
  10(e)(i)    -   Amended and Restated Lease, effective as of July 1, 1996,
                  between V.P.I. Properties  Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (3)
  10(e)(ii)   -   First Amendment to Amended and Restated Lease, dated as of
                  May 1, 1998, between V.P.I. Properties Associates, d/b/a
                  V.P.I. Properties Associates, Ltd., and American Technical
                  Ceramics (Florida), Inc. (4)
  10(e)(iii)  -   Second Amendment to Amended and Restated Lease, dated as of
                  September 30, 1998, but effective as of May 1, 1998 between,
                  V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (9)
  10(f)       -   Purchase Agreement, dated May 31, 1989, by and among Diane
                  LaFond Insetta and/or Victor D. Insetta, as custodians for
                  Danielle and Jonathan Insetta, and American Technical
                  Ceramics Corp., and amendment thereto, dated July 31, 1989.
                  (5)
  10(g)(iii)  -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (1)
  10(g)(iv)   -   Employment Agreement, dated April 3, 1985, between Victor
                  Insetta and the Registrant, and Amendments No. 1 through 4 thereto. (6)
  10(g)(v)    -   Amendment No. 5, dated as of September 11, 1998, to Employment
                  Agreement between Victor Insetta and the Registrant. (4)
  10(h)       -   Loan Agreement, dated September 27, 1994, between the
                  Registrant and Barnett Bank of Jacksonville, N.A. (2)
  10(i)       -   Secured Commercial Note, dated as of February 17, 1995,
                  between the Registrant and European American Bank. (1)
  10(j)       -   Secured Commercial Note, dated as of February 17,  1995,
                  between the Registrant and European American Bank. (1)
  10(k)(i)    -   Letters of Agreement, dated June 26, 1996 and August 22, 1996, between the Registrant and Stuart P. Litt. (7)
  10(k)(ii)   -   Letter Agreement, dated September 11, 1997, between the
                  Registrant and Stuart P. Litt. (8)

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

  10(m)       -   American Technical Ceramics Corp. 1997 Stock Option Plan. (8)
  10(n)       -   Consulting Agreement, dated as of May 1, 1998, between Chester
                  E. Spence and the Registrant.  (4)
  10(o)       -   Loan Agreement, dated November 25, 1998, between the
                  Registrant and NationsBank, N.A.  (10)
  21          -   Subsidiaries of the Registrant.  (6)
  23          -   Consent of KPMG LLP  (4)
  27          -   Financial Data Schedule.  (10)
--------------------

      1. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
      2. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
      3. Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended March 31, 1997.
      4. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
      5. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
      6. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
      7. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.
      8. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
      9. Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 1998.
     10. Filed herewith.

     (b)   Reports on Form 8-K:
           No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

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



                                      AMERICAN TECHNICAL CERAMICS CORP.
                                               (Registrant)


DATE:  February 6, 1999                       BY:  /s/ VICTOR INSETTA
                                                   ------------------
                                                   Victor Insetta
                                                   President and Director
                                                   (Chief Executive Officer)




DATE:  February 6, 1999                       BY:  /s/ ANDREW R. PERZ
                                                   ------------------
                                                   Andrew R. Perz
                                                   Controller
                                                   (Principal Financial Officer)

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   EXHIBITS

                                      TO

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                       AMERICAN TECHNICAL CERAMICS CORP.




                               TABLE OF CONTENTS


EXHIBIT NO.     DESCRIPTION
-----------     -----------

   10(o)    -   Loan Agreement, dated November 25, 1998, between the Registrant and NationsBank. N.A.

   27       -   Financial Data Schedule