Form 10-Q
period 1999-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 1999-05-07
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________


                          COMMISSION FILE NUMBER 1-9125
                     ---------------------------------------

                        AMERICAN TECHNICAL CERAMICS CORP.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                     DELAWARE                                               11-2113382
 ------------------------------------------------------------    ----------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

      17 STEPAR PLACE, HUNTINGTON STATION, NY                                  11746
      ---------------------------------------                                ---------
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

                    Yes    X            No
                        -------           -------

As of May 4, 1999, the Registrant had outstanding 3,801,784 shares of Common Stock, par value $.01 per share.

                        PART 1 -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                       (in thousands, except share data)




                                                                              MARCH 31, 1999     JUNE 30, 1998
                                                                             ----------------   --------------
                                                                                        (UNAUDITED)
ASSETS
Current Assets:
 Cash (including cash equivalents of $731 and $681, respectively)                $ 1,746           $2,069
 Investments                                                                       3,187            6,307
 Accounts receivable, net                                                          5,124            4,420
 Inventories                                                                      12,345           10,884
 Deferred income taxes                                                               373              373
 Other                                                                               390              281
                                                                                 -------           -------
  TOTAL CURRENT ASSETS                                                            23,165           24,334
                                                                                 -------           -------
Property, Plant and Equipment, net of accumulated depreciation and
 amortization of $20,695 and $18,853, respectively                                18,768           17,703
Other Assets                                                                         213              292
                                                                                 -------           -------
  TOTAL ASSETS                                                                   $42,146           $42,329
                                                                                 =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                               $   735           $  917
 Accounts payable                                                                  1,126            1,357
 Accrued expenses                                                                  2,694            3,284
 Income taxes payable                                                                653              657
                                                                                 -------           -------
  TOTAL CURRENT LIABILITIES                                                        5,208            6,215
                                                                                 -------           -------
Long-term debt                                                                     3,741            3,338
Deferred income taxes                                                              1,622            1,703
                                                                                 -------           -------
  TOTAL LIABILITIES                                                               10,571           11,256
                                                                                 -------           -------
STOCKHOLDERS' EQUITY:
Common stock--$.01 par value; authorized 20,000,000 shares; issued
 4,067,979 shares                                                                     41               41
Capital in excess of par value                                                     6,865            6,601
Retained earnings                                                                 26,282           24,882
Other comprehensive income:
 Unrealized gain on investments available-for-sale, net                               40              183
 Cumulative foreign currency translation adjustment                                  (58)              (9)
                                                                                 -------           ---------
   Accumulated other comprehensive income                                            (18)             174
                                                                                 -------           --------
Less: Treasury stock, at cost (266,195 and 165,301 shares, respectively)           1,595              611
   Deferred compensation                                                              --               14
                                                                                 -------           --------
  TOTAL STOCKHOLDERS' EQUITY                                                      31,575           31,073
                                                                                 -------           --------
                                                                                 $42,146           $42,329
                                                                                 =======           ========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS




                                                 FOR THE QUARTER        FOR THE NINE MONTHS
                                                   ENDED MAR 31,            ENDED MAR 31,

                                                 1999        1998        1999         1998
                                                 ----        ----        ----         ----

                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                      $  9,954    $  9,924    $ 27,097    $ 30,703
Cost of goods sold                                5,666       6,115      17,354      17,847

                                               --------    --------    --------    --------
   Gross profit                                   4,288       3,809       9,743      12,856
                                               --------    --------    --------    --------


Selling, general and administrative expenses      2,246       2,183       6,305       6,410
Research and development expenses                   506         441       1,442       1,271

                                               --------    --------    --------    --------
   Operating expenses                             2,752       2,624       7,747       7,681
                                               --------    --------    --------    --------

                                               --------    --------    --------    --------
    Income from operations                        1,536       1,185       1,996       5,175
                                               --------    --------    --------    --------

Other expense (income):
   Interest expense                                 109         103         310         324
   Interest income                                  (57)       (148)       (229)       (373)
   Other                                             (1)        (12)       (238)        (15)

                                               --------    --------    --------    --------
                                                     51         (57)       (157)        (64)
                                               --------    --------    --------    --------


Income before provision for income taxes          1,485       1,242       2,153       5,239

Provision for income taxes                          519         450         753       1,886

                                               --------    --------    --------    --------
Net income                                     $    966    $    792    $  1,400    $  3,353
                                               ========    ========    ========    ========


Basic net income per common share              $   0.25    $   0.20    $   0.36    $   0.86
                                               ========    ========    ========    ========


Diluted net income per common share            $   0.25    $   0.20    $   0.36    $   0.83
                                               ========    ========    ========    ========

Basic weighted average common
shares outstanding                                3,786       3,898       3,835       3,896
                                               ========    ========    ========    ========

Diluted weighted average common
shares outstanding                                3,786       4,020       3,835       4,032
                                               ========    ========    ========    ========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       FOR THE NINE MONTHS ENDED MAR 31,

                                                                 1999       1998
                                                                 ----       ----
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $ 1,400    $ 3,353
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                            1,925      1,581
        Gain on disposal of fixed assets                           (12)       (15)
        Stock award compensation expense                           178         70
        Realized gain on sale of investments                      (257)      --
    Changes in operating assets and liabilities:
        Accounts receivable, net                                  (704)       148
        Inventories                                             (1,361)      (366)
        Other assets, net                                          (30)      (195)
        Accounts payable and accrued expenses                     (610)       670
        Income taxes payable                                        (3)       329

                                                               -------    -------
    Net cash provided by operating activities                      526      5,575
                                                               -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                    (2,885)    (2,455)
        Purchase of investments                                   (102)    (2,445)
        Proceeds from sale of investments                        3,255       --
        Proceeds from sale of fixed assets                          13         46

                                                               -------    -------
   Net cash provided by (used in) investing activities             281     (4,854)
                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of debt                                          116       (675)
        Payments to acquire treasury stock                      (1,198)       (16)
        Issuance of stock                                         --           50

                                                               -------    -------
   Net cash used in financing activities                        (1,082)      (641)
                                                               -------    -------


                                                               -------    -------
        Effect of exchange rate changes on cash                    (48)         3
                                                               -------    -------

        Net (decrease) increase in cash and cash equivalents      (323)        83

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     2,069      3,500

                                                               -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 1,746    $ 3,583
                                                               =======    =======




See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and Subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of March 31, 1999 and the results of its operations for the quarter and nine months ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998. Results for the three and nine months ended March 31, 1999 are not necessarily indicative of results which could be expected the entire year.


(2)      SUPPLEMENTAL CASH FLOW INFORMATION:

         During the nine months ended March 31, 1999, significant non-cash activities included (i) the purchase of approximately $100,000 of inventory in exchange for common shares issued from treasury, (ii) the issuance of treasury stock to pay approximately $211,000 in accrued bonus expenses, (iii) the addition of property, plant and equipment through an increase in capital lease obligations of approximately $105,000, and (iv) the issuance of treasury stock to pay $167,000 in stock awards.


(3)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                  Mar. 31,  June 30,
                    1999      1998

                   (in thousands)

                  -------   -------
Raw materials     $ 6,634   $ 4,142
Work-in-process     1,815     2,216
Finished goods      3,896     4,526
                  -------   -------
                  $12,345   $10,884
                  =======   =======

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(4)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computations:



                                          FOR THE QUARTER ENDED MARCH 31, 1999       FOR THE QUARTER ENDED MARCH 31, 1998
                                          ------------------------------------       ------------------------------------
                                         INCOME          SHARE        PER-SHARE      INCOME          SHARE        PER-SHARE
                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT     (NUMERATOR)   (DENOMINATOR)      AMOUNT
BASIC EPS
Net income                               $966,000       3,786,000        $.25        $792,000      3,898,000         $.20
                                                                         ====                                        ====

EFFECT OF DILUTIVE SECURITIES
Stock Options                                                 ---                                    116,000
Stock Awards                                                  ---                                      6,000
                                                                                                   ---------

DILUTED EPS                              $966,000       3,786,000        $.25        $792,000      4,020,000         $.20
                                         ========       =========        ====        ========      =========         ====



                                    FOR THE NINE MONTHS ENDED MARCH 31, 1999   FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                    ----------------------------------------   ----------------------------------------
                                       INCOME          SHARE       PER-SHARE      INCOME          SHARE        PER-SHARE
                                    (NUMERATOR)    (DENOMINATOR)    AMOUNT      (NUMERATOR)   (DENOMINATOR)     AMOUNT
BASIC EPS
Net income                             $1,400,000       3,835,000        $.36      $3,353,000      3,896,000         $.86
                                                                         ====                                        ====

EFFECT OF DILUTIVE SECURITIES
Stock Options                                                 ---                                    130,000
Stock Awards                                                  ---                                      6,000
                                                                                                   ---------

DILUTED EPS                            $1,400,000       3,835,000        $.36      $3,353,000      4,032,000         $.83
                                       ==========       =========        ====      ==========      =========         ====

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(5)      COMPREHENSIVE INCOME:

         Effective July 1, 1998, the Registrant has adopted Financial Accounting Standards No. 130 ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Registrant's total comprehensive income is as follows:



                                                                                       FOR THE QUARTER ENDED
                                                                                             MARCH 31,
                                                                                         1999                             1998
                                                                     -------------------------------------------------------------

Net  income                                                                           $ 966,000                         $792,000
                                                                                    --------------                  ---------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                              (44,000)                         (21,000)
  Unrealized (losses) gains on investments:
    (Losses) gains on investments arising during period                 (45,000)                           33,000
     Less: reclassification adjustment for realized gains included
              in net income                                                   -         (45,000)                -         33,000
                                                                     -------------------------------------------------------------
Other comprehensive (loss) income                                                       (89,000)                          12,000
                                                                                 --------------                  ---------------
Comprehensive income                                                                  $ 877,000                         $804,000
                                                                                 ==============                  ===============



                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                              1999                            1998
                                                                     -------------------------------------------------------------
Net income                                                                           $1,400,000                       $3,353,000
                                                                                    --------------                  ---------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                              (49,000)                          (6,000)
  Unrealized (losses) gains on investments:
    Gains on investments arising during period                           24,000                          105,000
     Less: reclassification adjustment for realized gains included
              in net income                                            (167,000)       (143,000)                -        105,000
                                                                     -------------------------------------------------------------
Other comprehensive (loss) income                                                      (192,000)                          99,000
                                                                                    --------------                  --------------
Comprehensive income                                                                $1, 208,000                       $3,452,000
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


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1999
Compared with Three Months Ended March 31, 1998
-----------------------------------------------

         Net sales for the three months ended March 31, 1999 increased less than one percent to $9,954,000 as compared to net sales of $9,924,000 for the comparable quarter in the prior fiscal year. Net sales in the aggregate and across all major product lines were at similar levels to those achieved in the comparable quarter of the prior fiscal year except for an increase in Thin Film product sales and an offsetting decline in domestic hi-rel sales.

         The early signs of an overall market improvement that the Registrant experienced during the latter part of the second quarter continued throughout the third quarter. As a result, both orders and net sales were positively impacted in the third quarter. In particular, orders for commercial domestic core products were especially strong. The increased level of orders and net sales the Registrant enjoyed in the third quarter has continued at about the same level into the early weeks of the fourth quarter.

         The backlog of unfilled orders was $10,014,000 at March 31, 1999, compared to $7,131,000, at March 31, 1998 and $6,308,000 at June 30, 1998. The
large increase in backlog is due to orders for non-core products, which were booked in the first quarter of the current fiscal year, and are scheduled to be shipped in significant amounts starting in the quarter ended March 31, 1999 through the quarter ended December 31, 1999. The backlog of domestic commercial core products increased by approximately $600,000 over the prior quarter in the current fiscal year. This increase was the primary reason for the overall increase in backlog compared to December 31, 1998 of $9,465,000.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




         Gross margin for the three months ended March 31, 1999 was 43% of net sales as compared to 38% for the comparable quarter in the prior fiscal year. The increase in gross margin was due to lower manufacturing overhead expenses and material costs. These reductions were principally a result of a decrease in manufacturing overhead expenses and improved product yields and manufacturing efficiencies.

         The Registrant achieved considerable improvement in the gross margin percentage for the three months ended March 31, 1999 compared to the three months ended December 31, 1998 when gross margin was 36% of net sales. This improvement was primarily due to the significantly higher sales volume and a non recurring provision for certain inventory reserves which negatively impacted the three months ended December 31, 1998.

         Selling, general and administrative expenses for the three months ended March 31, 1999 increased 3% to $2,246,000 as compared to $2,183,000 in the comparable period in the prior fiscal year due to increases in accrued bonus expenses and professional fees.

         Research and development expenses for the three months ended March 31, 1999 increased 15% to $506,000 as compared to $441,000 in the comparable period in the prior fiscal year. This increase was primarily due to increases in personnel expenses and depreciation of equipment used in product development activities.

         Primarily as a result of the foregoing, net income for the three months ended March 31, 1999 was $966,000, or $.25 per common share ($.25 per common share assuming dilution), compared to net income of $792,000, or $.20 per common share ($.20 per common share assuming dilution), for the comparable period in the prior fiscal year.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Nine Months Ended March 31, 1999
Compared with Nine Months Ended March 31, 1998
----------------------------------------------

         Net sales for the nine months ended March 31, 1999 decreased 11% to $27,097,000 as compared to net sales of $30,703,000 for the comparable period in the prior fiscal year. The decrease in sales was primarily the result of the previously announced decline in demand in the first six months of the current fiscal year for the Registrant's core capacitor products in both foreign and domestic markets, in large part as a result of the economic situation in Asia.

         Gross margin for the nine months ended March 31, 1999 was 36% of net sales as compared to 42% for the comparable period in the prior fiscal year. The decline in gross margin was due to lower sales volume and lower selling prices on core capacitor products, higher raw material costs and an increase in certain inventory reserves, most of which principally occurred in the first six months of the current fiscal year.

         Selling, general and administrative expenses for the nine months ended March 31, 1999 decreased 2% to $6,305,000 as compared to $6,410,000 in the comparable period in the prior fiscal year, primarily as a result of decreases in accrued bonus expenses and commission expenses. These expense reductions were somewhat offset by planned increases to advertising and promotional expenses.

         Research and development expenses for the nine months ended March 31, 1999 increased 13% to $1,442,000 as compared to $1,271,000 in the comparable period in the prior fiscal year. This increase was primarily the result of increases in personnel expenses and depreciation of equipment used in product development activities to support an increase in research and development activities designed to accelerate the development of new products.

         As a result of the foregoing, net income amounted to $1,400,000, or approximately $.36 per common share ($.36 per common share assuming dilution), for the nine months ended March 31, 1999 compared to net income of $3,353,000, or approximately $.86 per common share ($.83 per common share assuming dilution), for the comparable period in the prior fiscal year.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Registrant's financial position at March 31, 1999 remains strong as evidenced by working capital of $17,957,000 and stockholders' equity of $31,575,000. The Registrant's current ratio at March 31, 1999 was 4.4:1 as compared to a current ratio of 3.9:1 at June 30, 1998. The Registrant's quick ratio at March 31, 1999 was 2.1:1 as compared to a quick ratio of 2.2:1 at June 30, 1998.

         Cash and investments decreased by $3,443,000 to $4,933,000 at March 31, 1999 from $8,376,000 at June 30, 1998, primarily as a result of an increase in raw materials inventory and payments on accounts payable and accrued expenses. Accounts receivable increased by $704,000 to $5,124,000 at March 31, 1999 from $4,420,000 at June 30, 1998 due primarily to an increase in sales volume. Inventories increased by $1,461,000 to $12,345,000 at March 31, 1999 from $10,884,000 at June 30, 1998 due to higher raw material costs (particularly for palladium) and a planned build up of palladium inventory as a hedge against possible future adverse changes in price and/or availability of this material. The Registrant currently believes it has an adequate supply of palladium to meet its near term requirements and as a result does not currently plan on purchasing any additional quantities of palladium at the high market prices that prevailed in the quarter ended March 31, 1999. Accounts payable and accrued expenses decreased by $821,000 to $3,820,000 at March 31, 1999 from $4,641,000 at June
30, 1998, primarily as a result of payments made during the first quarter. Income taxes paid in the nine month period ended March 31, 1999 were $648,000.

         In November 1998 the Registrant renewed a $2,000,000 revolving line-of-credit with NationsBank, NA ("NationsBank"), the successor to Barnett Bank of Jacksonville, N.A. ("Barnett Bank"), and secured a $3,500,000 line-of-credit with NationsBank for equipment purchases. Both lines bear interest at 2% above the three month rate for U. S. Dollar deposits on the London Interbank Market. Principal under the revolving line-of-credit will be repayable in eight quarterly installments commencing upon expiration of the revolving period. The outstanding principal under the equipment line-of-credit will be rolled over every six months into a self amortizing term note of not less than four nor more than seven years. The equipment loan is secured by the equipment purchases. Borrowing under both lines will be subject to compliance with certain financial covenants, including maintenance of asset and liability percentage ratios. As of March 31, 1999, the Registrant has borrowed an aggregate total of $797,000 against the equipment line.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES (continued)
------------------------------------------

         Capital expenditures for the nine months ended March 31, 1999 totaled $2,885,000 of which $2,350,000 was for machinery and equipment. The Registrant intends to use cash on hand and the new equipment loan noted in the preceding paragraph to finance budgeted capital expenditures of approximately $983,000 for the remainder of fiscal year 1999, primarily for additions to and replacements of machinery and equipment.

         In June 1990, the Registrant announced its first stock purchase program pursuant to which it was authorized to purchase up to $1,000,000 of its Common Stock. In September 1998, the Board of Directors authorized the purchase of up to an additional $1,000,000 of the Registrant's Common Stock under a second stock purchase program. As of March 31, 1999 the Registrant had expended the entire amount available under both programs and had purchased an aggregate of 475,000 shares.

YEAR 2000
---------

         The Registrant has completed all internal remediation and testing efforts of computer systems that could be affected by the "Year 2000" problem. The Registrant did not incur significant incremental expenditures related to its Year 2000 activities. The Registrant is also presently obtaining representations from its key suppliers and customers relative to their efforts to deal with the Year 2000 problem. Based upon the representations obtained to date, the Registrant does not anticipate significant additional expenditures or lost revenues from Year 2000 failures of its key suppliers and customers. However, no assurances can be made as to whether key suppliers and customers will become Year 2000 compliant in a timely manner, if at all.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5.     Not Applicable
                        --------------

ITEM 6.        Exhibits and Reports on Form 8-K
               --------------------------------

     (a)          Exhibits:
                  Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) and are incorporated herein by reference to the same exhibit thereto:

EXHIBIT NO.       Description
----------        -----------
  3(a)(i)     -   Certificate of Incorporation of the Registrant.
  3(a)(ii)    -   Amendment to Certificate of Incorporation.  (1)
  3(b)(i)     -   By-laws of the Registrant.
  9(a)(i)     -   Restated Shareholders' Agreement, dated April 15, 1985, among Victor Insetta,
                  Joseph Mezey, Joseph Colandrea and the Registrant.
 10(b)(i)     -   Amended and Restated Lease, dated September 25, 1998, between Victor Insetta,
                  d/b/a Stepar Leasing Company, and the Registrant for the premises at 15 Stepar
                  Place, Huntington Station, New York.  (9)
 10(c)(i)     -   1985 Employee Stock Sale Agreement between the Registrant and various employees.
 10(c)(ii)    -   Form of Employee Stock Bonus Agreement, dated as of July 1, 1993, between the
                  Registrant  and various employees.  (2)
 10(c)(iii)   -   Form of Employee Stock Bonus Agreement, dated as of April 19, 1994, between the
                  Registrant and various employees.  (2)
 10(c)(iv)    -   Form of Employee Stock Bonus Agreement, dated as of April 20, 1995, between the
                  Registrant and various employees.  (1)
 10(e)(i)     -   Amended and Restated Lease, effective as of July 1, 1996, between V.P.I. Properties
                  Associates, d/b/a V.P.I. Properties Associates, Ltd., and American Technical
                  Ceramics (Florida), Inc. (3)
 10(e)(ii)    -   First Amendment to Amended and Restated Lease, dated as of May 1, 1998, between
                  V.P.I. Properties Associates, d/b/a V.P.I. Properties Associates, Ltd., and American
                  Technical Ceramics (Florida), Inc.  (4)
 10(e)(iii)   -   Second Amendment to Amended and Restated Lease, dated as of September 30,
                  1998, but effective as of May 1, 1998 between, V.P.I. Properties Associates, d/b/a
                  V.P.I. Properties Associates, Ltd., and American Technical Ceramics (Florida), Inc.
                  (9)
 10(f)        -   Purchase Agreement, dated May 31, 1989, by and among Diane LaFond Insetta and/or Victor D. Insetta, as custodians for Danielle and Jonathan Insetta, and
                  American Technical Ceramics Corp., and amendment thereto, dated July 31, 1989.
                  (5)

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES


10(g)(iii)    -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning
                  July 1, 1994.  (1)
10(g)(iv)     -   Employment Agreement, dated April 3, 1985, between Victor Insetta and the
                  Registrant, and Amendments No. 1 through 4 thereto.  (6)
10(g)(v)      -   Amendment No. 5, dated as of September 11, 1998, to Employment Agreement between Victor Insetta and the Registrant.  (4)
10(h)         -   Loan Agreement, dated September 27, 1994, between the Registrant and Barnett
                  Bank of Jacksonville, N.A.  (2)
10(i)         -   Secured Commercial Note, dated as of February 17, 1995, between the Registrant and European American Bank.  (1)
10(j)         -   Secured Commercial Note, dated as of February 17,  1995, between the Registrant and European American Bank.  (1)
10(k)(i)      -   Letters of Agreement, dated June 26, 1996 and August 22, 1996, between the
                  Registrant and Stuart P. Litt.  (7)
10(k)(ii)     -   Letter Agreement, dated September 11, 1997, between the Registrant and Stuart P.
                  Litt.  (8)
10(m)         -   American Technical Ceramics Corp. 1997 Stock Option Plan.  (8)
10(n)         -   Consulting Agreement, dated as of May 1, 1998, between Chester E. Spence and the
                  Registrant.  (4)
10(o)         -   Loan Agreement, dated November 25, 1998, between the Registrant and
                  NationsBank, N.A.  (10)
21   -        -   Subsidiaries of the Registrant.  (6)
27            -   Financial Data Schedule.  (11)

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

 10. Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended December 31, 1998.

 11. Filed herewith.

     (b)          Reports on Form 8-K:
                  No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

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



                         AMERICAN TECHNICAL CERAMICS CORP.
                                    (Registrant)


DATE:         May 7, 1999            BY:      /s/ VICTOR INSETTA
                                              -------------------------------
                                              Victor Insetta
                                              President and Director
                                              (Chief Executive Officer)




DATE:         May 7, 1999            BY:      /s/ ANDREW R. PERZ
                                              ------------------------------
                                              Andrew R. Perz
                                              Controller
                                              (Principal Financial Officer)