Form 10-K
period 1999-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1999-09-20
CIK 766430

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
   (X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

   ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________


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


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(516) 622-4700
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

                                YES  X   NO
                                   -----   ----
         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

         ON SEPTEMBER 7, 1999, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK (BASED UPON THE CLOSING SALES PRICE OF THE REGISTRANT'S COMMON STOCK ON THE AMERICAN STOCK EXCHANGE ON SUCH DATE) HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $ 24,455,000. (FOR PURPOSES OF THIS REPORT, ALL OFFICERS AND DIRECTORS HAVE BEEN CLASSIFIED AS AFFILIATES, WHICH CLASSIFICATION SHALL NOT BE CONSTRUED AS AN ADMISSION OF THE AFFILIATE STATUS OF ANY SUCH PERSON.)

         ON SEPTEMBER 7, 1999, THE REGISTRANT HAD OUTSTANDING 3,826,034 SHARES OF COMMON STOCK.

         DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON NOVEMBER 19, 1999 ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.


================================================================================

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

     The Registrant designs, develops, manufactures and markets RF/Microwave/Millimeter-Wave ceramic and porcelain capacitors and thin film products. Capacitors function within electronic circuits by storing and discharging precise amounts of electrical power. The Registrant believes that it is a leading manufacturer of multilayer capacitors ("MLCs") for ultra-high frequency ("UHF") and microwave applications. Selling prices for the Registrant's MLCs typically range from $.20 to $7.50 or higher, whereas selling prices for commodity-type MLC units typically range from $.005 to $.10. Management believes the Registrant operates primarily in only one industry segment - the electronic components industry.

     During the fiscal year ended June 30, 1999, the electronic components industry operated in two very different business climates. During the first six months of the fiscal year, which was marked by the continuing problems within the Asian economy, the Registrant experienced an overall slowdown in the demand for its products. During the second half of the fiscal year, the Registrant experienced an increase in sales, primarily due to a general increase in demand for technology and electronic products in the United States and abroad. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         PRODUCTS

     The Registrant's MLCs are currently available in predominantly four physical sizes designated "A" (a .055 inch cube), "B" (a .110 inch cube), "C" (a
 .250 inch cube) and "E" (a .380 inch cube); in three types of dielectrics: low-loss porcelain (the 100 Series), zero temperature coefficient (the 700 Series) and high dielectric constant (the 200 Series); and in a variety of capacitance values. The 100 Series, the Registrant's basic product line, is widely used in microwave equipment and is the only product line that accounts for more than 15% of the Registrant's consolidated revenue, accounting for 50%, 51% and 52% of the Registrant's revenues in fiscal years 1999, 1998 and 1997, respectively. The 700 Series has a slightly higher dissipation factor than the 100 Series, but because of its lower temperature coefficient is used in certain UHF/Microwave and lower frequency applications. The 200 Series has high packaging density and is used in microcircuits where high capacitance value is needed in a small space.

     The Registrant's MLCs are generally designed for critical performance applications, and are characterized by a high degree of reliability, low power dissipation and ruggedness. The MLCs can be broadly classified as either commercial or "hi-rel", based primarily upon the amount of testing involved. All are subject to precise measurement of capacitance, dissipation factor and insulation resistance. The Registrant's products are used in commercial and military applications, including satellite communications, Personal Communications Systems (PCS) and other wireless communications systems, medical imaging (i.e., magnetic resonance imaging), radio frequency power sources for semiconductor manufacturing, numerous aerospace systems, including radar and electronic warfare, and certain high-speed digital processing equipment. For the fiscal years ended June 30, 1999, 1998 and 1997, the Registrant estimates that approximately 14%, 17% and 13% of sales, respectively, were sales of hi-rel products. The customers for these products included domestic aerospace contractors, manufacturers of communications satellites and satellite equipment, the U.S. military and other critically sensitive applications users. Approximately 55%, 53% and 55% of sales in fiscal years 1999, 1998 and 1997, respectively, were to other domestic customers; and approximately 30%, 30% and 32% of sales in such fiscal years, respectively, were to foreign customers. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

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

     The Registrant has historically pursued the high-performance MLC market which typically has commanded higher unit selling prices. The MLCs required for these applications constitute a small part of the circuit cost and, because performance requirements are stringent and the cost of component failure high, customers have been willing to pay higher prices associated with higher performance products.

     In recent years, the Registrant has mechanized its manufacturing processes to enable it to produce certain of its existing MLCs at lower cost for the growing medium - priced market driven by telecommunications applications. The Registrant is also developing additional products to service this market. A new product targeted to emerging communications markets, the 500S Broadband Microwave Capacitor (BMC), was introduced in June 1998. This product is based on a patented construction and extends the useful frequency range in certain applications as compared to similar size MLCs. Its physical configuration is designed to be compatible with customers' high-volume circuit assembly technologies. Sales of this product amounted to less than 1% of revenues in the fiscal year ended June 30, 1999.

     The Registrant's Microcap(Registered Trademark), a single layer ceramic capacitor, was developed to meet certain applications where small size is critical and which operate at frequencies extending higher than those for which MLCs are typically chosen. Manufactured and sold in both hi-rel and commercial versions, these products are used in satellite communications, military systems and other microwave and millimeter-wave applications. In each of the fiscal years ended June 30, 1999, 1998, and 1997, Microcap(Registered Trademark) sales amounted to less than 5% of revenues.

     The Registrant has diversified its product line in recent years through the development of custom product capability based on thin film technologies. The Registrant produces a variety of metallized circuits and passive components on high-quality ceramic substrates to customers' drawings and specifications. Thin film products are used by the Registrant's customers in a broad range of applications, including microwave components, fiber optic repeaters and high-density packaging of devices. In the fiscal years ended June 30, 1999, 1998, and 1997, thin film sales represented approximately 12%, 6%, and 5%, respectively, of revenues. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         MANUFACTURING

     The manufacturing process for MLCs involves four primary stages. The first stage, the "white room" stage, involves the inspection of raw ceramic powder, casting, dicing and firing. In the second stage, the "termination" stage, the chips are coated with silver. In the third stage, the "finishing" stage, the parts are then customized to specific order requirements for commercial applications. This stage includes, but is not limited to, chip plating, soldering of leads, laser marking and chip packing. If the customers' specifications call for a higher level of performance assurance, the parts are put through a fourth stage, the hi-rel stage, where additional testing is performed. The chips are tested electrically and inspected throughout the entire process.

     Unlike the manufacture of capacitors, where all products flow through the same manufacturing sequences, manufacturing processes and sequences for custom thin film products vary significantly in accordance with each customers' specifications. As part of its thin film manufacturing operations, the Registrant has established certain additional requisite technologies, including "sputtering" deposition of layers of materials and laser machining of ceramic substrates.

     The Registrant currently manufactures capacitors primarily at two facilities in Huntington Station, New York, which aggregate approximately 46,000 square feet. One of these facilities houses the Registrant's state-of-the-art chip fabrication operations. This facility, which was placed in operation at the end of fiscal year 1995, is designed to provide better control of the Registrant's manufacturing processes and product quality, while substantially increasing its output capability.

     The Registrant operates another white room and a termination operation at its facility in Jacksonville, Florida, where it produces certain MLC product series, including the 200 and 500S, its Microcap(Registered Trademark) product line and pilot lines for other new capacitor products in advanced development. The Jacksonville facility is also the site of manufacture for all of the Registrant's thin film products.

     The Registrant reassigns production among its facilities from time to time based on productivity improvements and projected workloads. In the fourth quarter of fiscal year 1998, the Registrant began the process of moving the manufacture of most of its larger size MLC from Jacksonville to its New York facilities, where such products had been produced until fiscal year 1995. The transfer was completed in the first quarter of fiscal year 1999. This reassignment was intended to provide additional resources in Jacksonville for expansion of thin film operations and for the manufacture of anticipated new products. The Registrant has since completed expansion of its thin film operations.

     During fiscal year 2000, the Registrant expects to start two projects targeting capacity expansion. The Registrant intends to increase capacity in the New York facilities for core MLC production in response to increases in market demand. The Registrant also intends to add additional space to its thin film operation in the Jacksonville facility to support sales growth.

     To complement its own manufacturing efforts and to provide a wide variety of product offerings to its customers, the Registrant has from time to time entered into arrangements with other manufacturers to manufacture certain products to the Registrant's specifications. These products accounted for less than 1% of the Registrant's revenues in fiscal year 1999.

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

         CUSTOMERS AND MARKETING

     The Registrant markets its products primarily to customers in the wireless telecommunications, military, medical, semiconductor manufacturing and space industries. The customers included within these industries are manufacturers of microwave and high frequency systems, subsystems and equipment, including original equipment manufacturers, government contractors, and subcontractors. The Registrant promotes its products through specialized trade shows, industry trade journal advertisements and catalog direct mail programs. The Registrant also maintains a site on the world-wide web.

     In each of the fiscal years 1999, 1998 and 1997, the Registrant shipped products to approximately 1,700 customers. The top ten customers combined accounted for approximately 27%, 25% and 26% of net sales in fiscal years 1999, 1998 and 1997, respectively. No customer accounted for more than 10% of net sales in any of these periods.

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

     The Registrant typically sells its products through a combination of long-term contracts, and a large number of individual purchase orders. The individual purchase orders are often subject to pricing agreements or logistics arrangements. Neither pricing agreements nor logistics arrangements are firm purchase orders, but each still requires that the Registrant commit to producing semi-finished or finished goods inventory in anticipation of receiving a purchase order for immediate shipment. The impact of this trend on the Registrant's business is a reduction in backlog and an increase in inventory. See "Item 1. BUSINESS -- SALES BACKLOG" and "Item 7. LIQUIDITY AND CAPITAL RESOURCES".

     Customers are invoiced simultaneously with merchandise shipments, and invoices are generally payable on a 30-day basis. Customers may also charge their purchases through the use of a credit/debit card or Electronic Data Interchange. Sales returns are authorized and accepted by the Registrant in the normal course of business. An evaluation of the returned product is performed which typically results in either a credit or a shipment of replacement product to customers. The Registrant believes that it has provided an adequate reserve for returns in the accompanying consolidated financial statements.

     In the United States, the Registrant principally sells its products through independent sales representatives who are compensated on a commission basis. In foreign countries, the Registrant utilizes both resellers, who purchase products from the Registrant for resale, and sales representatives. Sales in the United Kingdom are made through a wholly-owned subsidiary of the Registrant. In July 1999, the Registrant formed a wholly-owned Swedish subsidiary to serve the Nordic countries (Sweden, Finland, Denmark and Norway). The Registrant utilizes local independently-owned resellers in all other foreign markets.

     At June 30, 1999, the Registrant utilized approximately 15 sales representative organizations in the United States and approximately 19 sales representative and reseller organizations in foreign countries, principally Western Europe, Canada and the Far East. The Registrant's sales representatives and resellers generally have substantial engineering expertise which enables them to assist the Registrant in providing a high level of service to assist customers in generating product specifications and in providing applications assistance and maintaining contact with key customers. The Registrant employs regional sales managers to supervise its sales representatives and resellers and a staff of sales and applications specialists to provide direct contact with and support to customers. See "Item 1. BUSINESS -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

         FOREIGN SALES

     In fiscal years 1999, 1998 and 1997, sales to customers located outside the United States constituted 30%, 30% and 32% of net sales, respectively. The Registrant's overseas customers are located primarily in Western Europe, Canada and the Far East. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING" and Note 9 of Notes to Consolidated Financial Statements. Export sales are made through the Registrant's foreign sales corporation subsidiary. All foreign sales, except sales by the Registrant's wholly-owned subsidiaries in Sussex, England, and Stockholm, Sweden, are or are anticipated to be denominated in United States dollars. In certain circumstances, the Registrant attempts to reduce the risk of doing business in foreign countries through the use of irrevocable letters of credit and by working closely with its foreign representatives and distributors in assessing business environments.

         SALES BACKLOG

     The Registrant's sales backlog was $10,370,000, $6,308,000, and $7,721,000 at June 30, 1999, 1998 and 1997, respectively. Backlog generally represents a combination of custom manufactured parts, which require a longer lead time to produce, then the Registrant's standard products. Customer requirements for the Registrant's standard products have been trending towards shorter lead times which generally results in lower backlog for these products. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING". The Registrant offers its Quik-Pick 48 Hour System(Registered Trademark) program pursuant to which products are shipped within 48 hours from the time the order is placed. This program has consistently gained in popularity with its customers. In order to offer this program, the Registrant has to maintain higher inventory levels of certain products in proportion to total sales than it had in the past and higher than those maintained by some other capacitor manufacturers. The future contribution of the Quik-Pick program to the financial results of the Registrant depends critically on the Registrant's ability to accurately predict customer demand for the various products offered through the program.

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

     During the quarter ended June 30, 1999, pilot production commenced on a second new product line designed to offer a unique combination of efficiency, voltage capability and energy storage capacity for newer, more price-sensitive applications in an industry standard package. Market introduction is planned for early fiscal year 2000.

     Expenditures for research and development were approximately $1,981,000, $1,813,000 and $1,433,000 in fiscal years 1999, 1998 and 1997, respectively, representing approximately 5% of net sales for fiscal years 1999 and 1998 and 4% of net sales for fiscal year 1997. The Registrant anticipates that research and development expenditures, expressed as a percentage of net sales, will increase somewhat compared to that of the latest fiscal year.

     RAW MATERIALS

     The principal raw materials used by the Registrant include silver, palladium, other precious metals and titanate powders which are used in ceramics. Precious metals are available from many sources, although palladium is generally available from a limited number of metal dealers who obtain their product requirements from the Republic of South Africa or Russia.

     In fiscal year 1999, the Registrant experienced large increases in the price of palladium, similar to those experienced in fiscal year 1998, principally due to the unavailability of new product shipments from Russia. The Registrant anticipates that the price of palladium will remain volatile, with the likelihood of further price increases in fiscal year 2000. At current levels of production, the Registrant believes it has sufficient inventories to meet its palladium needs.

         COMPETITION

     Competition in the broad MLC industry continues to be intense with added pressures resulting from a market saturation in calendar years 1998 and 1999 and, in general, is based primarily on price. In the hi-rel and UHF/Microwave market segment, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Registrant believes any competitive advantage it may have results from its ability to achieve consistent reliability, fast deliveries and high levels of customer service. Potential growth of some commercial market applications may in the future increase the competitive importance of price in this market. The Registrant believes it competes in the UHF/Microwave market with several other manufacturers, both domestically and abroad, including AVX Corporation, Dover Corporation, Tekelek, Spectrum Control and Murata Electronics North America, most of which are larger and have broader product lines and greater financial, marketing and technical resources than the Registrant. There are other large commodity-type MLC manufacturers who have attempted to develop products for the UHF/Microwave market segment. While the Registrant believes these efforts have not produced significant results to date, there can be no assurance that such efforts will not be successful in the future. New product developments may lead it into markets where there are existing competitors which may have significantly greater financial and technical resources and greater expertise in mass production techniques than the Registrant.

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

         EMPLOYEES

     At June 30, 1999, the Registrant employed 324 persons at its facilities in New York, of which nine were employed on a part-time basis; 163 persons at its facility in Florida, of which three were employed on a part-time basis; and five persons at its facility in the United Kingdom. Of the 492 persons employed by the Registrant, 36 were involved in research and development activities, 393 in manufacturing, testing and as support personnel and 63 in selling and general administrative activities. None of the Registrant's employees are covered by collective bargaining agreements. The Registrant considers its relations with its employees to be satisfactory.

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

     The Registrant's products are used in the production of a variety of highly complex electronic products manufactured for the military and for commercial use. Accordingly, demand for the Registrant's products is highly dependent upon demand for the products in which they are used. The Registrant's results, from time to time, have been impacted negatively by the general decrease in demand for technology and electronic products in the United States and abroad. There can be no assurance that the demand will continue to increase or that, even if it does continue to increase, the demand for the Registrant's products will continue to increase.

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

     The technology upon which the Registrant's products are based is subject to continuous development of materials and processes. The Registrant's business is in large part contingent upon the continuous refinement of its technological and engineering expertise and the development of new or enhanced products and technologies to meet the rapidly developing demands of new applications and increased competition. There can be no assurance that the Registrant will continue to be successful in its efforts to develop new or refine existing products, that such new products will meet with anticipated levels of market acceptance or that the Registrant will otherwise be able to timely identify and respond to technological improvements made by its competitors. Significant technological breakthroughs by others could also have a material adverse effect on the Registrant's business.

     The Registrant's business may be adversely affected by difficulties in obtaining raw materials and other items needed for the production of its products, the effects of quality deviations in raw materials and fluctuations in prices of such materials. Palladium, a precious metal used in the production of the Registrant's capacitors, is currently available from a limited number of metal dealers who obtain product from the Republic of South Africa or Russia. A prolonged cessation or reduction of exports of palladium by the Republic of South Africa or Russia could have a material adverse effect on the Registrant's business.

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

     The Registrant produces limited quantities of hazardous wastes in the production of its capacitors. Accordingly, the inherent risks of environmental liability and remediation costs associated with the Registrant's manufacturing operations may result in substantial unforeseen liabilities.

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

     The Registrant's business may also be adversely affected by matters and events affecting businesses generally, including, without limitation, political and economic events, labor unrest, acts of God, war and other events outside of the Registrant's control.

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

    ADDRESS OF FACILITY                   PRIMARY FUNCTION              SQUARE FOOTAGE OCCUPIED        TYPE OF OCCUPANCY
    -------------------                   ----------------              -----------------------        -----------------
    10 Stepar Place                       Production                            10,900                 Owned
    Huntington Station, N.Y.

    15 Stepar Place                       Production                            35,000                 Leased from Principal
    Huntington Station, N.Y.                                                                           Stockholder (1)

    One Norden Lane                       Production support                     8,400                 Owned
    Huntington Station, N.Y.

    17 Stepar Place                       Corporate, sales,                     18,000                 Owned
    Huntington Station, N.Y.              administration

    2201 Corporate Square Blvd.           Production, research                  61,500                 Leased from Principal
    Jacksonville, Florida                 and development                                              Stockholder (1)

    Unit 5, Redkiln Way                   Sales and distribution                 2,400                 Owned
    Sussex, England                       office


     (1) See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Notes 4 and 7 of Notes to Consolidated Financial Statements.

      In fiscal year 1998, the Registrant added 10,000 square feet at the Jacksonville facility through new construction and renovation which houses, among other things, a pilot product production line for use in product development and refinement. In fiscal year 1999, the Registrant renovated part of its facility at One Norden Lane which will provide increased capabilities for its manufacturing operations. See "Item 1. BUSINESS -- PRODUCTS -- RESEARCH AND DEVELOPMENT -- MANUFACTURING".

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

            EXECUTIVE OFFICERS

     The executive officers of the Registrant are as follows:

     Victor Insetta, age 59, co-founded the Registrant in 1966 and has served as President and Chief Executive Officer and a director of the Registrant since its organization.

     Richard Monsorno, age 47, has been employed by the Registrant in various capacities since 1983. In August 1996, he was appointed Senior Vice President - Technology.

     Stuart P. Litt, age 58, joined the Registrant in September 1996 as Senior Vice President - Operations. From 1992 until his employment by the Registrant, he served as an associate of OEM Capital, an investment banking firm specializing in the electronics industry. Mr. Litt has also served as a director of the Registrant since 1993.

     Kathleen M. Kelly, age 45, has been employed by the Registrant in various capacities since 1974. She has served as Vice President - Administration and as corporate Secretary since November 1989.

     Michael C. Giacalone, age 61, joined the Registrant in March 1999 as Vice President - Advanced Products Operations. From 1985 until his employment by the Registrant, he served as President and Director of Res-Net Microwave, Inc., a manufacturer of resistive products.

     David P. Ott, age 57, joined the Registrant in June 1999 as Vice President
- New York Manufacturing. From 1997 until his employment by the Registrant, he served as Chief Operating Officer of Great Lakes Industries, LLC, a manufacturer of metal and ceramic materials. In 1997, prior to joining Great Lakes he was a Senior Management Consultant for Murak and Associates, LLC, an executive consulting firm. From 1985 to 1996 he was the Vice President of Operations for the Tam Ceramics unit of Cookson, plc (UK), a manufacturer of ceramic capacitor materials.

     Judah Wolf, age 53, has been managing the Registrant's thin film operations in Jacksonville, Florida since 1993. In 1999, he was appointed Vice President - Thin Film Operations.

     The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the Registrant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       MARKET INFORMATION

     The Registrant's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "AMK". The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended June 30, 1999 and June 30, 1998.

                                FISCAL 1999                 FISCAL 1998
                                -----------                 -----------
    Quarter Ended:            High       Low              High       Low
    --------------            ----       ---              ----       ---
    September                $9 5/16   $ 6 1/2           $19        $13 1/2
    December                  8 1/8      5 7/8            22 1/4     14 1/4
    March                     7 5/8      5 3/8            17 3/8     10 1/2
    June                      9 1/8      5 5/8            12 1/8      9 1/14

            NUMBER OF STOCKHOLDERS

     As of September 7, 1999, there were approximately 345 holders of record of the Registrant's common stock. The Registrant believes numerous shares are held of record by brokerage and other institutional firms for their customers.

            DIVIDENDS

     The Registrant has not paid dividends on its common stock during the past two fiscal years. It is the present policy of the Registrant's Board of Directors to retain earnings to finance the expansion of the Registrant's operations and not to pay cash dividends on its common stock.

            SALES OF UNREGISTERED SECURITIES

     Pursuant to an employment agreement with an officer entered into in 1996 in connection with the commencement of his employment, in July, August and September 1998, the Registrant issued to the officer an aggregate of 2,852 shares of common stock.

     Pursuant to the employment agreement between the Registrant and its President and Chief Executive Officer, the officer is entitled to an annual bonus based upon the Registrant's net income. In September 1998, the Registrant amended the employment agreement, effective for fiscal years beginning with the fiscal year ended June 30, 1998, to allow the Registrant, at its option, to pay such bonus in stock, cash or a combination thereof, subject to certain limitations. For the fiscal year ended June 30, 1998, the Registrant elected to pay 50% of such bonus in shares of common stock. Accordingly, on September 11, 1998, the Registrant issued 20,454 shares of common stock to this officer in partial payment of such bonus.

     Pursuant to the terms of an employment agreement with another officer, in September 1998, the Registrant elected to purchase from the officer certain inventories of ceramic substrate owned by the officer and to pay for such inventories in part by the issuance of 12,700 shares of common stock.

     In November 1998, the Registrant issued 1,000 shares of common stock to each of four employees as a stock bonus.

     In March 1999, and again in June 1999, the Registrant issued 10,000 shares of common stock to each of two officers as a stock bonus.

     In May 1999, the Registrant issued 750 shares of common stock to one employee, and 500 shares of common stock to each of two employees, as a stock bonus.

     In June 1999, the Registrant issued 2,000 shares of common stock to an employee as a stock bonus.

     None of the shares listed above were registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereunder or because they were issued in a transaction that did not constitute a sale requiring registration under the Securities Act of 1933.

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

                                                                       FISCAL YEARS ENDED JUNE 30,
                                                                       ---------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                ----------------------------------------

                                                         1999          1998          1997          1996          1995
                                                         ----          ----          ----          ----          ----
INCOME STATEMENT DATA:
Net sales ......................................       $37,565       $40,399       $36,529       $33,884       $28,630
                                                       -------       -------       -------       -------       -------
Gross profit ...................................       $13,923       $17,032       $14,260       $11,350       $11,178
                                                       -------       -------       -------       -------       -------
Income from operations .........................       $ 3,136       $ 6,499       $ 5,578       $ 3,178       $ 2,855
                                                       -------       -------       -------       -------       -------
Net income (1) .................................       $ 2,129       $ 4,202       $ 3,429       $ 2,063       $ 1,880
                                                       -------       -------       -------       -------       -------
Basic net income per common share (1) ..........       $  0.56       $  1.08       $  0.88       $  0.53       $  0.48
                                                       -------       -------       -------       -------       -------
Diluted net income per common share (1).........       $  0.56       $  1.05       $  0.87       $  0.53       $  0.48
                                                       -------       -------       -------       -------       -------
Cash dividends paid per common share ...........       $  --         $  --         $  --         $  --         $  --
                                                       -------       -------       -------       -------       -------

BALANCE SHEET DATA:
Property, plant and equipment, net .............       $18,791       $17,703       $15,404       $14,152       $13,379
                                                       -------       -------       -------       -------       -------
Total assets ...................................       $43,622       $42,329       $37,124       $33,058       $31,624
                                                       -------       -------       -------       -------       -------
Long-term debt, less current portion ...........       $ 3,691       $ 3,338       $ 3,825       $ 3,642       $ 4,497
                                                       -------       -------       -------       -------       -------
Working capital ................................       $19,160       $18,119       $16,293       $13,557       $12,979
                                                       -------       -------       -------       -------       -------


QUARTERLY FINANCIAL DATA:
(unaudited)                   (In thousands, except per share amounts)

                                                            BASIC       DILUTED
                                                         NET INCOME   NET INCOME
QUARTER ENDED       NET SALES  GROSS PROFIT  NET INCOME   PER SHARE    PER SHARE
-------------       ---------  ------------  ----------   ---------    ---------
Fiscal 1999
-----------
September            $ 8,639     $ 2,417      $   (82)     $(0.02)      $(0.02)
December               8,504       3,038          516        0.13         0.13
March                  9,954       4,288          966        0.25         0.25
June                  10,468       4,180          729        0.20         0.20
                     -------     -------      -------      ------       ------
  Total              $37,565     $13,923      $ 2,129      $ 0.56       $ 0.56
                     -------     -------      -------      ------       ------

Fiscal 1998
-----------
September            $ 9,958     $ 4,051      $ 1,044      $ 0.27       $ 0.26
December              10,822       4,996        1,517        0.39         0.38
March                  9,924       3,809          792        0.20         0.20
June                   9,695       4,176          849        0.22         0.21
                     -------     -------      -------      ------       ------
  Total              $40,399     $17,032      $ 4,202      $ 1.08       $ 1.05
                     -------     -------      -------      ------       ------


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

           RESULTS OF OPERATIONS

           FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

     Net sales for the fiscal year ended June 30, 1999 were $37,565,000, a decrease of 7% from the $40,399,000 recorded in the fiscal year ended June 30, 1998. Domestic sales decreased by 6% to $26,445,000 in fiscal year 1999 from $28,248,000 in fiscal year 1998. International sales decreased by 8% to $11,120,000 in fiscal year 1999 from $12,151,000 in fiscal year 1998. The decrease in total net sales resulted primarily from a decline in demand during the first six months of the fiscal year for the Registrant's core capacitor products in both foreign and domestic markets. Sales of thin film products increased by 88% to $4,555,000 in fiscal year 1999 from $2,423,000 in fiscal year 1998. Thin film products experienced consistent growth throughout each quarter of the fiscal year.

     Beginning in the second half of fiscal year 1999, the Registrant experienced a significant increase in customer orders. This increase has been most pronounced in the wireless infrastructure and semiconductor manufacturing equipment sectors. Those two sectors had been observed to be among the hardest hit during the economic turmoil in Asia in the immediately preceding twelve months. As a result of the second half increase in demand for core products and a strong twelve months for thin film products, the Registrant recorded bookings of $41,580,000 in fiscal year 1999, the highest level of bookings it has ever achieved.

     Gross margins were 37% of net sales in fiscal year 1999 compared with 42% in fiscal year 1998. The decrease in gross margins was primarily attributable to the lower average selling prices of the Registrant's core products and raw material price increases, which principally occurred in the first six months of fiscal year 1999. The lower average selling prices were a result of competitive pressures and an increase for some product lines in the proportion of larger volume orders which were priced at substantial discounts.

     Operating expenses totaled $10,787,000, or 29% of net sales, in fiscal year 1999 compared with $10,533,000, or 26% of net sales, in fiscal year 1998. The increase in operating expenses was primarily attributable to increases in (i) research and development staff, (ii) advertising and promotional expenses, and
(iii) expenses related to stock awards granted during the fiscal year.

     Net interest expense was $111,000 in fiscal year 1999 compared to net interest income of $55,000 in fiscal year 1998. The increase in net interest expense was attributable to lower interest income as a result of decreased cash available for investment, and decreased income from marketable securities.

     The Registrant recorded other income of $251,000 in fiscal year 1999 as compared to other income of $12,000 in fiscal year 1998. Other income in fiscal year 1999 consisted of realized gains on the sale of securities.

     The effective income tax rate for fiscal year 1999 was approximately 35% as compared to an effective rate of approximately 36% in fiscal year 1998.

     As a result of the foregoing, the Registrant reported net income of $2,129,000, or $0.56 per common share ($0.56 per common share assuming dilution), for fiscal year 1999 as compared with net income of $4,202,000, or $1.08 per common share ($1.05 per common share assuming dilution), for fiscal year 1998.

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

     Beginning in the second half of fiscal year 1998, the Registrant experienced a slowdown in orders from foreign customers for its core commercial products. The Registrant believes that this slowdown was primarily the result of the deferral or reduction of several customers' manufacturing programs in response to the economic turmoil in several foreign countries (particularly in Asia) and increased competition in foreign markets (particularly in Europe).

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

     Operating expenses totaled $10,533,000, or 26% of net sales, in fiscal year 1998 compared with $8,682,000, or 24% of net sales, in fiscal year 1997. The increase in operating expenses was primarily attributable to increases in (i) sales staff, (ii) advertising and promotional expenses, (iii) sales representatives' commissions incurred on higher levels of sales, principally in the first six months of the fiscal year, (iv) bonus expense based upon the increase in profits earned in the first six months of the fiscal year, (v) professional fees, and (vi) research and development expenses resulting from increased staff and the related supporting expenditures.

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

              LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's financial position at June 30, 1999 remains strong as evidenced by working capital of $19,160,000 as compared to working capital of $18,119,000 at June 30, 1998. The Registrant's current ratio at June 30, 1999 was 4.5:1 compared to 3.9:1 at June 30, 1998. The Registrant's quick ratio at June 30, 1999 was 2.2:1 compared to 2.2:1 at June 30, 1998.

     Cash and investments decreased to $6,027,000 at June 30, 1999 compared to $8,376,000 at June 30, 1998. The decrease in cash and investments was primarily the result of $1,198,000 utilized to buy back Company stock, funding $3,569,000 of additions to property, plant, and equipment and purchasing raw materials, principally palladium. Accounts receivable increased by $854,000 to $5,274,000 at June 30, 1999 as compared to $4,420,000 at June 30, 1998. The increase in accounts receivable was attributable to slightly slower collections of customer accounts and the increased sales volume in the fourth quarter of fiscal year 1999. Inventories increased by $1,552,000 to $12,436,000 at June 30, 1999 as compared to $10,884,000 at June 30, 1998. This increase was attributable to an increase in work in process in order for the Registrant to fill customer orders and increased inventories of raw materials, particularly palladium, as a hedge against unavailability and unstable pricing for this primary raw material for the Registrant's products. See "Item 1. BUSINESS -- RAW MATERIALS".

     Accounts payable decreased by $42,000 to $1,315,000 at June 30, 1999 as compared to $1,357,000 at June 30, 1998. The decrease in accounts payable was the result of slightly lower spending for general operating purposes. Accrued expenses decreased by $407,000 to $ 2,877,000 at June 30, 1999 as compared to $3,284,000 at June 30, 1998 as a result of lower accrued bonuses for executives, managers and employees due to lower pretax profits in fiscal year 1999 as compared to fiscal year 1998.

     The Registrant leases a manufacturing facility from a partnership controlled by the Registrant's President and Chief Executive Officer and principal stockholder under a capital lease. The lease was amended as of September 30, 1998, primarily to reflect certain additions to the facility which were placed into service in fiscal year 1997. See "Item 2. PROPERTIES". Under the amended lease, the Registrant is obligated to pay approximately $461,000 per annum. The payments due over the remaining eleven years of this capital lease, including the portion related to interest, total approximately $5,188,000 See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Note 4 of Notes to Consolidated Financial Statements.

     In November 1998, the Registrant renewed a $2,000,000 revolving line-of-credit with NationsBank, NA ("NationsBank") and secured a $3,500,000 line-of-credit with NationsBank for equipment purchases. Both lines bear interest at 2% above the three month rate for U. S. Dollar deposits on the London Interbank Market. Principal under the revolving line-of-credit will be repayable in eight quarterly installments commencing upon expiration of the revolving period. The outstanding principal under the equipment line-of-credit will be rolled over every six months into a self amortizing term note of not less than four nor more than seven years. The equipment loan is secured by the equipment purchases. Borrowing under both lines will be subject to compliance with certain financial covenants, including maintenance of asset and liability percentage ratios. As of June 30, 1999, the Registrant did not incur any borrowings under the revolving line-of-credit and has borrowed an aggregate of $796,000 under the equipment line.

     In February 1995, the Registrant entered into two separate loan agreements with European American Bank ("EAB") pursuant to which the Registrant borrowed $2.0 million. Each loan was for $1.0 million, is secured by capital equipment, is subject to certain financial covenants and is payable over a five-year period. The agreement representing the first such loan with EAB provides for payment of 60 monthly installments of a fixed principal payment amount and accrued interest at a fixed rate of 6.85% per annum for the first two years and 8.85% per annum thereafter. The agreement representing the second such loan with EAB provides for payment of 60 equal monthly installments of principal and accrued interest at a fixed rate of 8.85% per annum for the term of the loan. The aggregate remaining principal balances on these two loans at June 30, 1999 was $292,000. The two loan agreements require monthly payments of principal aggregating approximately $37,000 through February 2000.
See Note 4 of Notes to Consolidated Financial Statements.

     In September 1994, the Registrant entered into a term loan agreement with Barnett Bank of Jacksonville, N.A. ("Barnett Bank") pursuant to which the Registrant borrowed $1.9 million. The loan is unsecured, is subject to certain financial covenants and is payable over five years in equal monthly installments of principal plus accrued interest at Barnett Bank's prime rate. The remaining principal balance on the term loan at June 30, 1999 was $95,000. The term loan agreement requires monthly installments of principal of approximately $32,000 through September 1999. See Note 4 of Notes to Consolidated Financial Statements.

     The Registrant intends to use cash on hand as well as funds generated from operations to finance budgeted capital expenditures, primarily for equipment, of approximately $4.5 million in fiscal year 2000.

     In June 1990, the registrant announced its first stock purchase program pursuant to which it was authorized to purchase up to $1,000,000 of its Common Stock. In September 1998, the Board of Directors authorized the purchase of up to an additional $1,000,000 of the Registrant's Common Stock under a second stock purchase program. As of June 30, 1999, the Registrant had expended the entire amount available under both programs and had purchased an aggregate of 475,000 shares.

         YEAR 2000

     The Registrant has completed all internal remediation and testing efforts of computer systems that it believes could be affected by the "Year 2000" problem. The Registrant did not incur significant incremental expenditures related to its Year 2000 activities. The Registrant is also presently obtaining representations from its key suppliers and customers relative to their efforts to deal with the Year 2000 problem. Based upon the representations obtained to date, the Registrant does not anticipate significant additional expenditures or lost revenues from Year 2000 failures of its key suppliers and customers. However, no assurances can be made as to whether key suppliers and customers will become Year 2000 compliant in a timely manner, if at all.

         IMPACT OF NEW ACCOUNTING STANDARDS

     In fiscal year 2001, the Registrant will be required to adopt SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities. The Registrant has not yet completed its evaluation of the impact of this statement on its financial statements.

         MARKET RISKS

     The Registrant has identified four market risks relative to its business: interest rate risk, foreign currency exchange rate risk, commodity price risk and security price risk. The Registrant has managed its market risk exposures in order to minimize their potential impact on its financial conditions and results of operations.
Specifically:

     a) Interest rate risk. In light of the Registrant's existing cash balances, the results of its operations, the terms of its debt obligations and its projected capital needs, it does not believe that a significant change in interest rates would have a significant impact on its consolidated financial position. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES"

     b) Foreign currency exchange rate risk. With the exception of sales by the Registrant's wholly-owned subsidiary in the United Kingdom (which are denominated in pounds), all transactions are denominated in U.S. Dollars. At the present time, this contribution to the Registrant's consolidated results of operations is not significant. See Note 9 of Notes to Consolidated Financial Statements. Accordingly, fluctuations in exchange rates would not presently have a material adverse effect on the Registrant's operations.

     c) Commodity price risk. In light of recent increases in the price of palladium, the Registrant has purchased additional inventories of this raw material as a hedge against future unavailability and unstable pricing. See "Item 1. BUSINESS -- RAW MATERIALS" and "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES". The Registrant believes that, based upon its current levels of production, it owns a sufficient supply of palladium, such that the Registrant would not have to buy any additional quantities should there be a short term increase in price. In addition, the Registrant's inventory carrying cost of palladium would not be materially impacted by a 10% decline in current market prices.

     d) Security price risk. The Registrant's current portfolio of marketable securities consists of U.S. Treasury notes with varying maturities of up to ten years. The Registrant currently plans to manage any exposure resulting from declining prices by holding any securities which decline substantially in value until maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's Consolidated Financial Statements and the Notes thereto begin on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 19, 1999 is hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 19, 1999 is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and the information relating to beneficial ownership of the Registrant's common stock in the table under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 19, 1999 is hereby incorporated by reference.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 19, 1999 is hereby incorporated by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)  FINANCIAL STATEMENTS                                               PAGE NO.
     --------------------                                               --------

     Index to Consolidated Financial Statements ........................  F
     Independent Auditors' Report ......................................  F-1
     Consolidated Financial Statements
           Balance Sheets as of June 30, 1999 and 1998 .................  F-2
           Statements of Earnings
              Years Ended June 30, 1999, 1998 and 1997 .................  F-3
           Statements of Stockholders' Equity
              Years Ended June 30, 1999, 1998 and 1997 .................  F-4
           Statements of Cash Flows
              Years Ended June 30, 1999, 1998 and 1997 .................  F-5
     Notes to Consolidated Financial Statements ........................  F-6


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

(C)  EXHIBITS

Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) (the "Registration Statement") and are incorporated herein by reference to the same exhibit thereto:

EXHIBIT NO.       DESCRIPTION
-----------       -----------
3(a)(i)       -   Certificate of Incorporation of the Registrant.

3(a)(ii)      -   Amendment to Certificate of Incorporation.  (4)

3(b)(i)       -   By-laws of the Registrant.

9(a)(i)       -   Restated Shareholders' Agreement, dated April 15, 1985,
                  among Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                  Registrant.

10(b)(i)      -   Amended and Restated Lease, dated September 25, 1998, between
                  Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant for premises at 15 Stepar Place, Huntington
                  Station, N.Y.(9)

10(c)(i)      -   1985 Employee Stock Sale Agreement between the Registrant and various employees.

10(c)(ii)     -   Form of Employee Stock Bonus Agreement, dated as of July 1,
                  1993, between the Registrant and various employees. (3)

10(c)(iii)    -   Form of Employee Stock Bonus Agreement, dated as of April 19,
                  1994, between the Registrant and various employees. (3)

10(c)(iv)     -   Form of Employee Stock Bonus Agreement, dated as of April 20,
                  1995, between the Registrant and various employees. (4)

10(e)(i)      -   Amended and Restated Lease, effective as of July 1, 1996,
                  between V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (6)

10(e)(ii)     -   First Amendment to Amended and Restated Lease, dated as of May
                  1, 1998, between V.P.I. Properties Associates, d/b/a V.P.I.
                  Properties Associates, Ltd., and American Technical Ceramics
                  (Florida), Inc. (8)

10(e)(iii)    -   Second Amendment to Amended and Restated Lease, dated as of
                  September 30, 1998, but effective as of May 1, 1998 between,
                  V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (9)

10(f)         -   Purchase Agreement, dated May 31, 1989, by and among Diane
                  LaFond Insetta and/or Victor D. Insetta, as custodians for
                  Danielle and Jonathan Insetta, and American Technical Ceramics
                  Corp., and amendment thereto, dated July 31, 1989. (4)

10(g)(iii)    -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (4)

10(g)(iv)     -   Employment Agreement, dated April 3, 1985, between Victor
                  Insetta and the Registrant, and Amendments No. 1 through 4 thereto. (2)

10(g)(v)      -   Amendment No. 5, dated as of September 11, 1998, to Employment
                  Agreement between Victor Insetta and the Registrant. (8)

10(h)         -   Loan Agreement, dated September 27, 1994, between the
                  Registrant and Barnett Bank of Jacksonville, N.A. (3)

10(i)         -   Secured Commercial Note, dated as of February 17, 1995,
                  between the Registrant and European American Bank. (4)

10(j)         -   Secured Commercial Note, dated as of February 17, 1995,
                  between the Registrant and European American Bank. (4)

10(k)(i)      -   Letters of Agreement, dated June 26, 1996 and August 22, 1996, between the Registrant and Stuart P. Litt.(5)

10(k)(ii)     -   Letter Agreement, dated September 11, 1997, between the
                  Registrant and Stuart P. Litt. (7)

10(m)         -   American Technical Ceramics Corp. 1997 Stock Option Plan. (7)

10(n)         -   Consulting Agreement, dated as of May 1, 1998, between Chester
                  E. Spence and the Registrant. (8)

10(o)         -   Loan Agreement, dated November 25, 1998, between the
                  Registrant and NationsBank, N.A. (10)

10(p)         -   Amended and Restated Employment Agreement, dated as of January
                  1, 1998, between Judah Wolf and the Registrant. (11)

21            -   Subsidiaries of the Registrant.  (2)

23            -   Consent of KPMG LLP  (11)

27            -   Financial Data Schedule.  (11)

-------------------
1. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

2. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

3. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

4. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

5. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

6. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

7. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the quarterly period ended June 30, 1997.

8. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

9. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

10. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998.

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

                                   AMERICAN TECHNICAL CERAMICS CORP.

                                            BY: /S/ VICTOR INSETTA
                                                --------------------------------
                                                VICTOR INSETTA
                                                President


Dated: September 20, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

     NAME                                   TITLE                                 DATE
     ----                                   -----                                 ----

/S/ VICTOR INSETTA                  President and Director                September 20, 1999
-------------------                 (Principal Executive Officer)
 Victor Insetta


/S/ ANDREW R. PERZ                  Controller                            September 20, 1999
-------------------                 (Principal Accounting Officer)
 Andrew R. Perz


/S/ STUART P. LITT                  Director                              September 20, 1999
------------------
 Stuart P. Litt


/S/ O. JULIAN GARRARD III           Director                              September 20, 1999
-------------------------
 O. Julian Garrard III


/S/ O. RUBIN BLUMKIN                Director                              September 20, 1999
--------------------
 Rubin Blumkin


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



           AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page Number

    Independent Auditors' Report ..................................   F-1

    Consolidated Balance Sheets as of June 30, 1999 and 1998 ......   F-2

    Consolidated Statements of Earnings
       Years Ended June 30, 1999, 1998 and 1997 ...................   F-3

    Consolidated Statements of Stockholders' Equity
       Years Ended June 30, 1999, 1998 and 1997 ...................   F-4

    Consolidated Statements of Cash Flows
       Years Ended June 30, 1999, 1998 and 1997 ...................   F-5

    Notes to Consolidated Financial Statements ....................   F-6





                                       F

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
American Technical Ceramics Corp.:

We have audited the accompanying consolidated balance sheets of American Technical Ceramics Corp. and subsidiaries (the Company) as of June 30, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical Ceramics Corp. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.






Melville, New York
August 24, 1999

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      ASSETS                                              JUNE 30, 1999         JUNE 30, 1998
                                                                          --------------        -------------
CURRENT ASSETS
   Cash (including cash equivalents of approximately $786,000
      and $681,000, respectively)                                           $  2,898,000         $  2,069,000
   Investments                                                                 3,129,000            6,307,000
   Accounts receivable, net                                                    5,274,000            4,420,000
   Inventories                                                                12,436,000           10,884,000
   Deferred income taxes                                                         539,000              373,000
   Other                                                                         344,000              281,000
                                                                          --------------         ------------
                 TOTAL CURRENT ASSETS                                         24,620,000           24,334,000
                                                                          --------------         ------------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                          738,000              738,000
   Buildings                                                                   7,506,000            7,422,000
   Leasehold improvements                                                      3,124,000            2,744,000
   Machinery and equipment                                                    26,361,000           23,813,000
   Furniture, fixtures and other                                               2,341,000            1,839,000
                                                                          --------------         ------------
                                                                              40,070,000           36,556,000
   Less:   Accumulated depreciation                                           21,279,000           18,853,000
                                                                          --------------         ------------
                                                                              18,791,000           17,703,000
                                                                          --------------         ------------
OTHER ASSETS                                                                     211,000              292,000
                                                                          --------------         ------------
                 TOTAL ASSETS                                               $ 43,622,000         $ 42,329,000
                                                                          ==============         ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                                        $    542,000         $    917,000
   Accounts payable                                                            1,315,000            1,357,000
   Accrued expenses                                                            2,877,000            3,284,000
   Income taxes payable                                                          726,000              657,000
                                                                          --------------         ------------
                 TOTAL CURRENT LIABILITIES                                     5,460,000            6,215,000
                                                                          --------------         ------------
Long-term debt                                                                 3,691,000            3,338,000
Deferred income taxes                                                          2,086,000            1,703,000
                                                                          --------------         ------------
                 TOTAL LIABILITIES                                            11,237,000           11,256,000
                                                                          --------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock -- $.01 par value; authorized 20,000,000
      shares; issued 4,067,979 shares                                             41,000               41,000
   Capital in excess of par value                                              6,944,000            6,601,000
   Retained earnings                                                          27,011,000           24,882,000
   Accumulated comprehensive income:
      Unrealized gain on investments available-for-sale, net                       2,000              183,000
      Cumulative foreign currency translation adjustment                         (98,000)              (9,000)
                                                                          --------------         ------------
                                                                                 (96,000)             174,000
                                                                          --------------         ------------
    Less:   Treasury stock, at cost (242,445 and
               165,301 shares, respectively)                                   1,515,000              611,000
            Deferred compensation                                                  --                  14,000
                                                                          --------------         ------------
                 TOTAL STOCKHOLDERS' EQUITY                                   32,385,000           31,073,000
                                                                          --------------         ------------

                                                                            $ 43,622,000         $ 42,329,000
                                                                          ==============         ============

See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      YEARS ENDED JUNE 30, 1999, 1998, 1997

                                                          1999           1998            1997
                                                          ----           ----            ----
Net sales                                            $ 37,565,000    $ 40,399,000    $ 36,529,000
Cost of sales                                          23,642,000      23,367,000      22,269,000
                                                     ------------    ------------    ------------

     Gross profit                                      13,923,000      17,032,000      14,260,000
                                                     ------------    ------------    ------------

Selling, general and administrative expenses            8,806,000       8,720,000       7,249,000
Research and development expenses                       1,981,000       1,813,000       1,433,000

                                                     ------------    ------------    ------------
     Operating expenses                                10,787,000      10,533,000       8,682,000
                                                     ------------    ------------    ------------


                                                     ------------    ------------    ------------
     Income from operations                             3,136,000       6,499,000       5,578,000
                                                     ------------    ------------    ------------

Other expense (income):
     Interest expense                                     420,000         428,000         493,000
     Interest income                                     (309,000)       (483,000)       (259,000)
     Other                                               (251,000)        (12,000)          6,000

                                                     ------------    ------------    ------------
                                                         (140,000)        (67,000)        240,000
                                                     ------------    ------------    ------------

     Income before provision for income taxes           3,276,000       6,566,000       5,338,000

Provision for income taxes                              1,147,000       2,364,000       1,909,000


                                                     ------------    ------------    ------------
     Net income                                      $  2,129,000    $  4,202,000    $  3,429,000
                                                     ============    ============    ============

Basic net income per common share                    $       0.56    $       1.08    $       0.88

Diluted net income per common share                  $       0.56    $       1.05    $       0.87

                                                     ------------    ------------    ------------
Basic weighted average common shares outstanding        3,829,000       3,897,000       3,887,000
                                                     ============    ============    ============


                                                     ------------    ------------    ------------
Diluted weighted average common shares outstanding      3,829,000       4,009,000       3,920,000
                                                     ============    ============    ============

See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                                           |                         Capital in
                                             Comprehensive |     Common Stock       Excess of Par    Retained
                                             Income/(Loss) |  Shares     Amount         Value        Earnings
                                             ------------- |  ------     ------         -----        --------
                                             --------------|-----------------------------------------------------
BALANCE AT JUNE 30, 1996                                   |4,067,501  $ 41,000   $ 6,439,000      $17,251,000
                                                           |
                                                           |
Net income                                    $ 3,429,000  |   ---        ---          ---           3,429,000
                                                           |
Purchase of treasury stock                        ---      |   ---        ---          ---              ---
                                                           |
Deferred compensation                             ---      |   ---        ---          92,000           ---
                                                           |
Stock award compensation expense                  ---      |   ---        ---          ---              ---
                                                           |
Exercise of stock options                         ---      |      478     ---           2,000           ---
Other comprehensive income, net of tax:                    |
   Unrealized gains on investments                         |
   available-for-sale, net of                              |
   reclassification adjustment                     53,000  |   ---        ---          ---              ---
                                                           |
   Foreign currency translation adjustment         68,000  |   ---        ---          ---              ---
                                             --------------|
Other comprehensive income, net of tax            121,000  |   ---        ---          ---              ---
                                             --------------|
Comprehensive income                          $ 3,550,000  |
                                             ==============|-----------------------------------------------------
BALANCE AT JUNE 30, 1997                                   |4,067,979   $ 41,000  $ 6,533,000      $20,680,000
                                                           |
Net income                                    $ 4,202,000  |   ---        ---          ---           4,202,000
                                                           |
Purchase of treasury stock                        ---      |   ---        ---          ---              ---
                                                           |
Issuance of shares for deferred compensation      ---      |   ---        ---          65,000           ---
                                                           |
Stock award compensation expense                  ---      |   ---        ---          ---              ---
                                                           |
Exercise of stock options                         ---      |   ---        ---           3,000           ---
Other comprehensive income, net of tax:                    |
   Unrealized gains on investments                         |
   available-for-sale, net of                              |
   reclassification adjustment                    118,000  |   ---        ---          ---              ---
                                                           |
   Foreign currency translation adjustment          2,000  |   ---        ---          ---              ---
                                             --------------|
Other comprehensive income, net of tax            120,000  |   ---        ---          ---              ---
                                             --------------|
Comprehensive income                          $ 4,322,000  |
                                             ==============|-----------------------------------------------------
BALANCE AT JUNE 30, 1998                                   |4,067,979   $ 41,000  $ 6,601,000      $24,882,000
                                                           |
Net income                                    $ 2,129,000  |   ---        ---          ---           2,129,000
                                                           |
Purchase of treasury stock                        ---      |   ---        ---          ---              ---
                                                           |
Issuance of shares for compensation               ---      |   ---        ---         130,000           ---
                                                           |
Stock award compensation expense                  ---      |   ---        ---         162,000           ---
                                                           |
Issuance of shares for inventory purchase         ---      |   ---        ---          51,000           ---
Other comprehensive income, net of tax:                    |
   Unrealized losses on investments                        |
   available-for-sale, net of                              |
   reclassification adjustment                   (181,000) |   ---        ---          ---              ---
                                                           |
   Foreign currency translation adjustment        (89,000) |   ---        ---          ---              ---
                                             --------------|
Other comprehensive income, net of tax           (270,000) |   ---        ---          ---              ---
                                             --------------|
Comprehensive income                          $ 1,859,000  |
                                             ==============|-----------------------------------------------------
BALANCE AT JUNE 30, 1999                                   |4,067,979   $ 41,000  $ 6,944,000      $27,011,000
                                                           |-----------------------------------------------------


                                   continued

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              YEARS ENDED JUNE 30, 1999, 1998, AND 1997 (CONTINUED)

                                                Accumulated
                                               Comprehensive                       Deferred
                                                   Income       Treasury Stock   Compensation      Total
                                                   ------       --------------   ------------      -----
                                               ----------------------------------------------------------------
BALANCE AT JUNE 30, 1996                          ($67,000)        ($572,000)           ---       $ 23,092,000

Net income                                          ---               ---               ---          3,429,000

Purchase of treasury stock                          ---              (63,000)           ---            (63,000)

Deferred compensation                               ---               36,000          (241,000)       (113,000)

Stock award compensation expense                    ---               ---              135,000         135,000

Exercise of stock options                           ---               ---               ---              2,000
Other comprehensive income, net of tax:
   Unrealized gains on investments
   available-for-sale, net of
   reclassification adjustment                      ---               ---               ---             ---

   Foreign currency translation adjustment          ---               ---               ---             ---

Other comprehensive income, net of tax             121,000            ---               ---            121,000

Comprehensive income
                                               ----------------------------------------------------------------
BALANCE AT JUNE 30, 1997                       $    54,000         ($599,000)         (106,000)    $26,603,000

Net income                                          ---               ---               ---          4,202,000

Purchase of treasury stock                          ---              (41,000)           ---            (41,000)

Issuance of shares for deferred compensation        ---               28,000            ---             93,000

Stock award compensation expense                    ---               ---               92,000          92,000

Exercise of stock options                           ---                1,000            ---              4,000
Other comprehensive income, net of tax:
   Unrealized gains on investments
   available-for-sale, net of
   reclassification adjustment                      ---               ---               ---             ---

   Foreign currency translation adjustment          ---               ---               ---             ---

Other comprehensive income, net of tax             120,000            ---               ---            120,000

Comprehensive income
                                               ----------------------------------------------------------------
BALANCE AT JUNE 30, 1998                       $   174,000         ($611,000)         ($14,000)    $31,073,000

Net income                                          ---               ---               ---          2,129,000

Purchase of treasury stock                          ---           (1,198,000)           ---         (1,198,000)

Issuance of shares for compensation                 ---               84,000            ---            214,000

Stock award compensation expense                    ---              161,000            14,000         337,000

Issuance of shares for inventory purchase           ---               49,000            ---            100,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
   available-for-sale, net of
   reclassification adjustment                      ---               ---               ---             ---

   Foreign currency translation adjustment          ---               ---               ---             ---

Other comprehensive income, net of tax            (270,000)           ---               ---           (270,000)

Comprehensive income
                                               ----------------------------------------------------------------
BALANCE AT JUNE 30, 1999                          ($96,000)      ($1,515,000)           ---        $32,385,000
                                               ----------------------------------------------------------------

See accompanying notes to consolidated financial statements

                                     AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          YEARS ENDED JUNE 30, 1999, 1998 AND 1997

CASH FLOWS FROM OPERATING ACTIVITIES:                                   1999                 1998                  1997
                                                                    ------------         -----------           -----------

  Net income                                                        $ 2,129,000          $ 4,202,000           $ 3,429,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                  2,542,000            2,064,000             1,918,000
       (Gain) loss on disposal of fixed assets                          (10,000)             (16,000)                3,000
       Stock award compensation expense                                 337,000               92,000               135,000
       Provision for deferred income taxes                              318,000              205,000               522,000
       Provision for doubtful accounts receivable                       ---                   50,000                35,000
       Realized gain on sale of investments                            (257,000)              ---                   ---
  Changes in operating assets and liabilities:
       Accounts receivable, net                                        (854,000)              50,000               395,000
       Inventories                                                   (1,452,000)          (1,857,000)               59,000
       Other assets, net                                                 18,000              181,000              (135,000)
       Accounts payable, accrued expenses
         and income taxes payable                                      (166,000)           1,087,000               (78,000)
                                                                    ------------         -----------           -----------
  Net cash provided by operating activities                           2,605,000            6,058,000             6,283,000
                                                                    ------------         -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                          (3,570,000)          (4,085,000)           (2,029,000)
       Purchase of investments                                         (203,000)          (2,659,000)           (2,494,000)
       Proceeds from sale of investments                              3,356,000               ---                   ---
       Proceeds from sale of fixed assets                                55,000               50,000                 3,000

                                                                    ------------         -----------           -----------
  Net cash provided by (used in) investing activities                  (362,000)          (6,694,000)           (4,520,000)
                                                                    ------------         -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term debt                                     (923,000)            (760,000)             (876,000)
       Payments to acquire treasury stock                            (1,198,000)             (41,000)              (63,000)
       Proceeds from exercise of stock options                          ---                    4,000                 2,000
       Proceeds from issuance of long-term debt                         796,000               ---                   ---

                                                                    ------------         -----------           -----------
  Net cash used in financing activities                              (1,325,000)            (797,000)             (937,000)
                                                                    ------------         -----------           -----------

       Effect of exchange rate changes on cash                          (89,000)               2,000                13,000
                                                                    ------------         -----------           -----------

       Net increase (decrease) in cash and cash equivalents             829,000           (1,431,000)              839,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          2,069,000            3,500,000             2,661,000

                                                                    ------------         -----------           -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 2,898,000          $ 2,069,000           $ 3,500,000
                                                                    ============         ===========           ===========

See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

     American Technical Ceramics Corp. and its wholly-owned subsidiaries (the "Company") are engaged in the design, development, manufacture and sale of ceramic multilayer capacitors for commercial and military purposes in the United States and for export, primarily to Western Europe, Canada and the Far East. During fiscal years 1999, 1998 and 1997, there were no customers which accounted for 10% or more of consolidated revenues. In the fiscal years ended June 30, 1999, 1998 and 1997, approximately 7%, 10%, and 13% respectively, of the Company's net sales were to United States military and aerospace contractors. The Company operates in one industry segment - the electronic components industry.

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

              COMPREHENSIVE INCOME

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 presents standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The components of the change in the net unrealized (losses)/gains on investments available-for-sale, net of tax for the fiscal years ended June 30, 1999, 1998 and 1997 are as follows:

                                                                          Year Ended June 30,
                                                                1999               1998              1997
                                                          -------------------------------------------------------
    Unrealized holding (losses)/gains
               arising during the period, net               $  (14,000)        $  118,000         $   53,000

    Less: reclassification adjustment for
                    gains included in net income, net         (167,000)           --                  --

                                                          -------------------------------------------------------
    Change in investments available-for-sale,
       net unrealized (losses)/gains                        $ (181,000)        $  118,000         $   53,000
                                                          =======================================================


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

              STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees in accounting for employee stock-based compensation and makes pro-forma disclosures of net income and net income per share as if the fair value method under Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation had been applied.

              EARNINGS PER SHARE:

     The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share in computing and presenting basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common shareholders (which for the Company equals its net income) by the weighted average number of common shares outstanding and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. A reconciliation between numerators and denominators of the basic and diluted earnings per share is as follows:

                     YEAR ENDED JUNE 30, 1999            YEAR ENDED JUNE 30, 1998            YEAR ENDED JUNE 30, 1997
                     ------------------------            ------------------------            ------------------------
                                            PER-                                 PER-                                PER-
                  INCOME        SHARES     SHARE      INCOME         SHARES     SHARE      INCOME        SHARES     SHARE
                (NUMERATOR)  (DENOMINATOR) AMOUNT   (NUMERATOR)   (DENOMINATOR) AMOUNT   (NUMERATOR)  (DENOMINATOR) AMOUNT
                -----------  ------------- ------   -----------   ------------- ------   -----------  ------------- ------
Basic EPS        $2,129,000  3,829,000      $.56      $4,202,000    3,897,000     $1.08   $3,429,000    3,897,000     $.88
                                            ====                                  =====                               ====

Effect of Dilutive
    Securities:

  Stock Options     --           --          --          --           109,000      --         --            7,000      --

  Stock Awards      --           --          --          --             3,000      --         --           16,000      --
                -----------------------------------------------------------------------------------------------------------

Diluted EPS      $2,129,000    3,829,000    $.56      $4,202,000    4,009,000     $1.05   $3,429,000    3,920,000     $.87
                ===========================================================================================================


                  IMPACT OF NEW ACCOUNTING STANDARDS

     In fiscal year 2001, the Registrant will be required to adopt SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities. The Registrant has not yet completed its evaluation of the impact of this statement on its financial statements.

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

              SUPPLEMENTAL CASH FLOW INFORMATION

     During fiscal year 1999, significant non-cash activities included (i) the purchase of approximately $100,000 of inventory from an officer of the Company in exchange for 12,700 shares of common stock issued from treasury, (ii) the issuance of 23,454 shares of treasury stock to pay approximately $214,000 in accrued compensation, (iii) the purchase of property, plant and equipment through an increase in capital lease obligations of approximately $105,000 and
(iv) the issuance of 47,750 shares of treasury stock to pay $337,000 in stock awards.

NOTE  2.      INVESTMENTS

     Investments consist of the following:

                                                                    Gross                 Gross
                                                                  Unrealized            Unrealized
 June 30, 1999                                  Cost                Gains                 Losses              Fair Value
 -------------                            ----------------     -----------------     -----------------     -----------------
 U.S. Government obligations                $ 3,125,000           $  28,000             $  24,000             $ 3,129,000
                                            $ 3,125,000           $  28,000             $  24,000             $ 3,129,000
                                          ----------------     -----------------     -----------------     -----------------

                                                                    Gross                 Gross
                                                                  Unrealized            Unrealized
 June 30, 1998                                  Cost                Gains                 Losses              Fair Value
 -------------                            ----------------     -----------------     -----------------     -----------------
 Mutual funds                               $   269,000           $  25,000             $    --               $   294,000
 Equity securities                              310,000             177,000                 2,000                 485,000
 U.S. Government obligations                  5,442,000              92,000                 6,000               5,528,000
                                          ----------------     -----------------     -----------------     -----------------
                                            $ 6,021,000           $ 294,000             $   8,000             $ 6,307,000
                                          ----------------     -----------------     -----------------     -----------------


     Gross realized gains of approximately $257,000 are included in other income for fiscal year 1999. There were no gross realized gains or losses in fiscal years 1998 and 1997.

     The Company's investments in U. S. Government obligations at June 30, 1999 contractually mature as follows:

                                         COST          FAIR VALUE
                                         ----          ----------
    Within one year                  $   701,000        $   703,000
    Between one and five years         1,402,000          1,414,000
    Between five and ten years         1,022,000          1,012,000
                                     ------------     --------------
                                     $ 3,125,000        $ 3,129,000
                                     ------------     --------------

NOTE  3.      INVENTORIES

     Inventories consist of the following:

                                   June 30, 1999      June 30, 1998
                                   -------------      -------------
    Raw materials                   $  5,874,000       $  4,142,000
    Work in process                    3,551,000          2,216,000
    Finished goods                     3,011,000          4,526,000
                                   --------------     --------------
                                    $ 12,436,000       $ 10,884,000
                                   --------------     --------------

NOTE  4.      LONG-TERM DEBT

     Long-term debt consists of the following:

                                        June 30, 1999      June 30, 1998
                                        -------------      -------------

    Notes payable to banks                $ 1,183,000        $ 1,155,000
    Obligations under capital leases        3,050,000          3,100,000
                                        --------------     --------------
                                            4,233,000          4,255,000
    Less: Current portion                     542,000            917,000
                                        --------------     --------------
         Long-term debt                   $ 3,691,000        $ 3,338,000
                                        --------------     --------------

     Interest payments during fiscal years 1999, 1998 and 1997 approximated interest expense for those years.

              NOTES PAYABLE TO BANKS

     Notes payable to banks at June 30, 1999 consists of:

         (i) an unsecured term loan with a remaining balance of $95,000 payable in equal monthly installments of principal of approximately $32,000 through September 1999, plus accrued interest at the bank's prime rate (7.75% at June 30, 1999). The loan is subject to certain financial covenants which require, among other things, a minimum level of tangible net worth;

         (ii) two term loans, with a remaining principal balance aggregating $292,000, secured by capital equipment with an approximate net book value of $1,100,000 at June 30, 1999. The remaining balance of the loans are payable in equal monthly principal installments of approximately $37,000 through February 2000, and bear interest at 8.85%. Both loans are subject to certain financial covenants which require, among other things, the maintenance of certain financial ratios; and

         (iii) a $3,500,00 equipment line of credit secured by capital equipment with NationsBank, NA. As of June 30, 1999, $796,000 has been borrowed against the line of credit. The line bears interest at 2% above the three month rate for U.S. Dollar deposits on the London Interbank Market. The outstanding principal under the equipment line-of-credit will be rolled over every six months into a self amortizing term note of not less than four nor more than seven years. Borrowing under the line will be subject to compliance with certain financial covenants, including maintenance of asset and liability percentage ratios.

     The Company also has $2,000,000 available under a revolving line-of-credit with a bank. The line contains certain financial covenants and a facility fee of 1/4% of the average unused amount. As of June 30, 1999, the Company had no borrowings outstanding under this line.

     As of June 30, 1999, the Company was in compliance with all financial covenants of its notes payable to banks.

     The following table presents aggregate annual maturities of notes payable to banks after fiscal year 1999:

                        2000       $   387,000
                        2001           796,000
                                   ------------
                                   $ 1,183,000
                                   ------------

     OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases a manufacturing facility located in Jacksonville, Florida from a partnership controlled by the Company's President and Chief Executive Officer and principal stockholder under a capital lease. The leased facility has an aggregate cost of $3,666,000 and a net book value of $2,233,000 at June 30, 1999. The lease is for a period of 30 years and was capitalized using an interest rate of 10.5%. The lease provides for base rent of approximately $461,000 payable in twelve monthly installments of approximately $38,000 for the fiscal year ending June 30, 1999. The lease further provides for annual increases in total annual rent for years beginning after May 1, 1999, based on the increase in the CPI since May 1, 1998, applied to base rent. The annual increase for fiscal year 2000 results in monthly payments of approximately $39,000 per month.

     The Company leases computer equipment from an unrelated party. At June 30, 1999, the equipment had an original cost of $83,000 and a net book value of $3,000. The lease is for a period of five years beginning October 1994 and was capitalized using an interest rate of 10%. The remaining balance will be paid in equal monthly installments through September 1999.

     The following sets forth the future minimum lease payments (excluding rental adjustments) under these capital leases by fiscal year and the present value of the minimum lease payments as of June 30, 1999:

               2000                                       $   466,000
               2001                                           461,000
               2002                                           461,000
               2003                                           461,000
               2004                                           461,000
               2005 and thereafter                          2,883,000
                                                          ------------
               Total minimum lease payments                 5,193,000
               Less: Amount representing interest           2,143,000
                                                          ------------
               Present value at June 30, 1999               3,050,000
               Less: Current portion                          155,000
                                                          ------------
                                                          $ 2,895,000
                                                          ------------

NOTE  5.      INCOME TAXES

     The provision for income taxes consists of the following:

                                              Years Ended June 30,
                                              --------------------
                                    1999             1998              1997
                                    ----             ----              ----
    CURRENT:
        Federal                  $   645,000     $ 1,875,000       $ 1,110,000
        State                        103,000         116,000            85,000
        Foreign                       81,000         168,000           192,000
                                -------------    --------------    -------------
           Total Current             829,000       2,159,000         1,387,000
                                -------------    --------------    -------------

    DEFERRED:
        Federal                      272,000         178,000           462,000
        State                         46,000          27,000            60,000
                                -------------    --------------    -------------
            Total Deferred           318,000         205,000           522,000
                                -------------    --------------    -------------
                                 $ 1,147,000     $ 2,364,000       $ 1,909,000
                                -------------    --------------    -------------

     The following table reconciles the Federal statutory rate to the Company's effective tax rate:

                                                     Years Ended June 30,
                                                     --------------------
                                                 1999        1998        1997
                                                 ----        ----        ----
   Tax provision computed at statutory rate      34.0%       34.0%       34.0%
   State tax, net of Federal tax effect           3.0         1.4         1.8
   FSC benefit                                   (1.3)       (1.0)       (1.0)
   Tax credits and other, net                    (0.7)        1.6         1.0
                                                --------   ---------   --------
                                                 35.0%       36.0%       35.8%
                                                ========   =========   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998, are presented below.

                                                                                               1999                     1998
                                                                                               ----                     ----
Deferred tax assets:
   Allowance for doubtful accounts receivable and sales returns                           $    137,000           $    140,000
      Inventories, principally due to additional costs inventoried for tax purposes
           pursuant to the Tax Reform Act of 1986                                              178,000                142,000
   Accrued expenses                                                                            257,000                225,000
                                                                                         ---------------         -------------
      Total deferred tax assets                                                                572,000                507,000
                                                                                         ---------------         -------------

Deferred tax liabilities:
   Plant and equipment, principally due to differences
         in depreciation and capital leases                                                 (2,086,000)            (1,703,000)
    Unrealized appreciation on investments available-for-sale                                   (1,000)              (102,000)
    Other                                                                                      (32,000)               (32,000)
                                                                                         ---------------         -------------
        Total deferred tax liabilities                                                      (2,119,000)            (1,837,000)
                                                                                         ---------------         -------------
             Net deferred tax liability                                                   $ (1,547,000)          $ (1,330,000)
                                                                                         ===============         =============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, expected future taxable income over the periods which the deferred tax assets are deductible, and reversals of deferred tax liabilities, management believes (although there can be no assurance) that it is more likely than not the Company will realize the benefits of these deductible differences. Income taxes paid were approximately $648,000, $1,982,000, and $1,735,000 for fiscal years 1999, 1998 and 1997, respectively.


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

     On April 1, 1997, the Board of Directors granted incentive stock options under the 1997 Option Plan to purchase 266,000 shares of common stock at an exercise price of $8.25 per share. On July 29, 1998, the Board of Directors granted incentive stock options under the 1997 Option Plan to purchase 61,000 shares of Common Stock at an exercise price of $8.125 per share and 4,000 shares of Common Stock at an exercise price of $8.988 per share. On November 20, 1998, the Board of Directors granted incentive stock options under the 1997 Option Plan to purchase 18,000 shares of Common Stock at an exercise price of $8.00 per share and 2,000 shares of Common Stock at an exercise price of $8.80 per share. These options may be exercised for a period of ten years from the date of grant and vest 25% per year during the first four years of their term. No disposition of shares acquired pursuant to the exercise of these options may be made by the optionees within two years following the date that the option is granted, nor within one year after the exercise of the option, without the written consent of the Company. Since the Company measures compensation cost under Opinion No. 25, the Company has not recognized compensation cost for these options as the exercise price was equal to the fair market value of the stock at the date of grant. No options were granted during fiscal year 1998.

     The average per-share value of stock options granted during fiscal years 1999 and 1997 was $3.75 and $3.61, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 5.15%, and 7.09%, respectively, expected life of five years, expected volatility of 45% and 37%, respectively, and no dividends).

           The Company's stock option activity for fiscal years 1999, 1998, and 1997 is as follows:

                                                1999                          1998                         1997
                                   ------------------------------ ----------------------------- ----------------------------
                                                     Weighted                     Weighted                      Weighted
                                                     Average                       Average                      Average
                                       Amount         Price          Amount         Price          Amount        Price
                                                      -----                         -----                        -----
 Outstanding, beginning of year        248,500       $  8.25        266,000        $  8.25            478       $  5.50
 Granted                                85,000          8.15             -             -          266,000          8.25
 Canceled                              (19,000)         8.21        (17,000)          8.25            -             -
 Exercised                                                -            (500)          8.25           (478)         5.50
                                   ----------------               --------------                --------------
 Outstanding, end of year              314,500       $  8.24        248,500        $  8.25        266,000       $  8.25
                                   ================               ==============                ==============

     At June 30, 1999, 118,000 options are exercisable.

     In fiscal year 1997, the Company agreed to award 34,000 shares of its common stock to an employee as part of his employment agreement. The shares were earned over a 24 month period. The market value of the shares awarded was recorded as deferred compensation, and was amortized to compensation expense over the 24 month period that the shares were earned. During fiscal years 1999, 1998 and 1997, 2,852, 10,417 and 18,000 shares were released from treasury stock to the employee under the agreement, respectively. In fiscal years 1999 and 1998, such amount is net of 148 and 2,583 common shares, respectively, for tax withholdings. The fair value of the withheld shares, amounting to $1,000, and $41,000, respectively, was recorded as an addition to treasury stock for fiscal years 1999 and 1998, respectively. Compensation expense related to these stock awards was $14,000, $92,000, and $135,000 for fiscal years 1999, 1998 and 1997, respectively.

     In fiscal year 1999, the Company awarded 47,750 shares of its common stock to employees for services rendered. This award resulted in compensation expense of $323,000, measured by the market value of the shares on the date of grant. Treasury shares have been utilized for all stock awards and, accordingly, treasury stock has been reduced for the cost of the shares on a specific identification basis, first-in first-out.

     On a pro-forma basis, net income and basic net income per share would have been $1,855,000, $3,976,000 and $3,390,000 and $.48, $1.02 and $.87,
respectively, for fiscal years 1999, 1998 and 1997, respectively, had the Company measured compensation cost using the fair value method of SFAS No. 123. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma amounts because compensation cost is calculated over the option vesting periods and compensation costs for options granted prior to July 1995 are not considered.

     In June 1990, the Registrant announced its first stock purchase program pursuant to which it was authorized to purchase up to $1,000,000 of its common stock. In September 1998, the Board of Directors authorized the purchase of up to an additional $1,000,000 of the Registrant's common stock under a second stock purchase program. As of March 31, 1999, the Registrant had expended the entire amount available under both programs and had purchased an aggregate of 475,000 shares. No shares were purchased under this program in fiscal year 1998. In fiscal years 1999 and 1997 160,900 and 10,700 shares, respectively, were acquired for $1,198,000 and $63,000, respectively.

NOTE 7.       COMMITMENTS

              OPERATING LEASES

         The Company has a related party operating lease for a rented facility which, as amended, expires December 31, 2001. Rent expense under this related party operating lease was approximately $484,000, $462,000 and $452,000 for the fiscal years ended June 30, 1999, 1998, and 1997, respectively. Under this lease future minimum rent payments will be approximately $489,000 per year.

     Rent expense to unrelated parties was approximately $10,000, $13,000 and $12,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

              EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with its President, which provides for annual base compensation of $297,000 as well as additional annual compensation equal to 5% of net income before such bonus and income taxes. The agreement expires March 1 of each year but is renewed automatically for an additional one year in the absence of written notice to the contrary by either party at least 120 days prior to the March 1st renewal date. In addition, if there is a change in control of the Company or the President's employment is terminated by the Company before the expiration of the agreement other than for cause (as defined in the agreement), the President is entitled to the greater of
(a) all compensation due under the remaining term of the agreement, or (b) a payment equal to three times his average annual compensation (including any incentives) over the last five years. In September 1998, the Company amended the employment agreement effective for the fiscal year ending June 30, 1998 to allow the Company, at its option, to pay the additional annual compensation in stock, cash or a combination thereof. Such compensation for fiscal 1998 was paid by the issuance of 20,454 treasury shares in fiscal 1999.

     In September 1996, the Company entered into a three year employment agreement with another executive officer. The agreement provides for annual base compensation of $165,000, additional annual compensation equal to .5% of pretax profits, and an award of 34,000 shares of the Company's common stock, (see Note
6). If after three years of employment, the officer is terminated by the Company, he is entitled to a severance payment of $100,000.

     In January 1998, the Company entered into a four year employment agreement with an officer. The agreement provides for annual base compensation of $90,000, plus additional compensation based upon specific performance measures. The agreement includes termination provisions providing for payout arrangements depending on the nature of the termination.

NOTE 8.       OTHER DATA

              ACCRUED EXPENSES
              Accrued expenses consist of the following:
                                              June 30, 1999     June 30, 1998
                                              -------------     -------------

   Accrued commissions                        $ 1,102,000        $ 1,588,000
   Accrued payroll and related expenses         1,671,000          1,530,000
   Other                                          104,000            166,000
                                              -------------     -------------
                                              $ 2,877,000        $ 3,284,000
                                              -------------     -------------

VALUATION AND QUALIFYING ACCOUNTS

     Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

                                                                                June 30, 1999         June 30, 1998
                                                                                -------------         -------------
 Allowance for doubtful accounts receivable and sales returns                     $ 390,000             $ 390,000
                                                                                =============         =============

              EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

     Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This Plan covers all employees meeting certain eligibility requirements and allows participants to contribute an amount not to exceed 15% of annual compensation. For the fiscal years ended June 30, 1999, 1998 and 1997, the Company provided a matching contribution of $371,000, $350,000 and $303,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions over five years.

                  PROFIT BONUS PLAN

     Effective commencing in fiscal year 1995, the Company adopted a profit bonus plan for the benefit of eligible employees, as defined. The plan provides that for each fiscal year the Board of Directors, in its discretion, may establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. For fiscal years 1999, 1998 and 1997, the Company recognized related compensation expense of $338,000, $657,000 and $538,000, respectively.

NOTE 9.       FOREIGN OPERATIONS

     The Company markets and distributes a portion of its foreign sales through Phase Components Ltd., a wholly-owned subsidiary in the United Kingdom. The following table summarizes certain financial information covering the Company's operations in the U.S. and U.K. for fiscal years 1999, 1998 and 1997. Net sales information is based upon country of origin.

                                1999               1998               1997
                                ----               ----               ----
  Net sales
      U.S.                     $35,680,000        $37,893,000       $33,730,000
      U.K.                       1,885,000          2,506,000         2,799,000
                           ----------------   ----------------   ---------------
   Total                       $37,565,000        $40,399,000       $36,529,000
                           ================   ================   ===============

  Pretax income
      U.S.                     $ 3,013,000        $ 6,024,000       $ 4,869,000
      U.K.                         263,000            542,000           469,000
                           ----------------   ----------------   ---------------
   Total                        $3,276,000        $ 6,566,000       $ 5,338,000
                           ================   ================   ===============

  Identifiable Assets
      U.S.                     $42,009,000        $40,814,000       $35,176,000
      U.K.                       1,613,000          1,695,000         1,948,000
                           ----------------   ----------------   ---------------
   Total                       $43,622,000        $42,509,000       $37,124,000
                           ================   ================   ===============

     U.S. sales include $9,235,000, $9,645,000 and $8,753,000 for export in fiscal years 1999, 1998 and 1997, respectively. Export sales were primarily to customers in Western Europe, Canada and the Far East.

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