Form 10-K/A
period 1999-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1999-09-23
CIK 766430

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(MARK ONE)
   (X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

                                                                          Year Ended June 30,
                                                                1999               1998              1997
                                                          -------------------------------------------------------
    Unrealized holding (losses)/gains
               arising during the period, net               $  (14,000)        $  118,000         $   53,000

    Less: reclassification adjustment for
                    gains included in net income, net         (167,000)           --                  --

                                                          -------------------------------------------------------
    Change in net unrealized (losses)/gains on
       investments available-for-sale                       $ (181,000)        $  118,000         $   53,000
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
                ===========================================================================================================


                  IMPACT OF NEW ACCOUNTING STANDARDS


     In fiscal year 2001, the Company will be required to adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its evaluation of the impact of this statement on its financial statements.


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

              SUPPLEMENTAL CASH FLOW INFORMATION


     During fiscal year 1999, significant non-cash activities included (i) the purchase of approximately $100,000 of inventory from an officer of the Company in exchange for 12,700 shares of common stock issued from treasury, (ii) the issuance of 20,454 shares of treasury stock to pay approximately $214,000 in accrued compensation, (iii) the purchase of property, plant and equipment through an increase in capital lease obligations of approximately $105,000 and
(iv) the issuance of 47,750 shares of treasury stock to pay $337,000 in stock awards.


NOTE  2.      INVESTMENTS

     Investments consist of the following:


                                                                    Gross                 Gross
                                                                  Unrealized            Unrealized
 June 30, 1999                                  Cost                Gains                 Losses              Fair Value
 -------------                            ----------------     -----------------     -----------------     -----------------
 U.S. Government obligations                $ 3,125,000           $  28,000             $  24,000             $ 3,129,000
                                          ----------------     -----------------     -----------------     -----------------

                                                                    Gross                 Gross
                                                                  Unrealized            Unrealized
 June 30, 1998                                  Cost                Gains                 Losses              Fair Value
 -------------                            ----------------     -----------------     -----------------     -----------------
 Mutual funds                               $   269,000           $  25,000             $    --               $   294,000
 Equity securities                              310,000             177,000                 2,000                 485,000
 U.S. Government obligations                  5,442,000              92,000                 6,000               5,528,000
                                          ----------------     -----------------     -----------------     -----------------
                                            $ 6,021,000           $ 294,000             $   8,000             $ 6,307,000
                                          ----------------     -----------------     -----------------     -----------------


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

        (ii) two term loans, with a remaining principal balance aggregating $292,000, secured by capital equipment with an approximate net book value of $1,100,000 at June 30, 1999. The remaining balance of the loans are payable in equal monthly principal installments of approximately $37,000 through February 2000, and bear interest at 8.85%. Both loans are subject to certain financial covenants which require, among other things, the maintenance of certain financial ratios; and


        (iii) a $3,500,000 equipment line of credit secured by capital equipment with NationsBank, NA. As of June 30, 1999, $796,000 has been borrowed against the line of credit. The line bears interest at 2% above the three month rate for U.S. Dollar deposits on the London Interbank Market. The outstanding principal under the equipment line-of-credit will be rolled over every six months into a self amortizing term note of not less than four nor more than seven years. Borrowing under the line will be subject to compliance with certain financial covenants, including maintenance of asset and liability percentage ratios.


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

           The Company's stock option activity for fiscal years 1999, 1998, and 1997 is as follows:

                                                1999                          1998                         1997
                                   ------------------------------ ----------------------------- ----------------------------
                                                     Weighted                     Weighted                      Weighted
                                                     Average                       Average                      Average
                                       Amount         Price          Amount         Price          Amount        Price
                                                      -----                         -----                        -----
 Outstanding, beginning of year        248,500       $  8.25        266,000        $  8.25            478       $  5.50
 Granted                                85,000          8.15             -             -          266,000          8.25
 Canceled                              (19,000)         8.21        (17,000)          8.25            -             -
 Exercised                                -               -            (500)          8.25           (478)         5.50
                                   ----------------               --------------                --------------
 Outstanding, end of year              314,500       $  8.24        248,500        $  8.25        266,000       $  8.25
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


     In June 1990, the Registrant announced its first stock purchase program pursuant to which it was authorized to purchase up to $1,000,000 of its common stock. In September 1998, the Board of Directors authorized the purchase of up to an additional $1,000,000 of the Registrant's common stock under a second stock purchase program. As of March 31, 1999, the Registrant had expended the entire amount available under both programs and had purchased an aggregate of 475,000 shares. No shares were purchased under this program in fiscal year 1998. In fiscal years 1999 and 1997 160,900 and 10,700 shares, respectively, were acquired for $1,197,000 and $63,000, respectively.

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