Form 10-Q
period 1999-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 1999-11-04
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  (X)          Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

  (  )          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________


                          COMMISSION FILE NUMBER 1-9125
                          -----------------------------

                        AMERICAN TECHNICAL CERAMICS CORP.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                         11-2113382
   -----------------------------                   --------------------------
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                    Identification No.)



17 STEPAR PLACE, HUNTINGTON STATION, NY                        11746
----------------------------------------                      -------
(Address of principal executive offices)                     (Zip Code)


                                 (516) 622-4700
                     ---------------------------------------
                     (Telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [X]      No [ ]

As of November 1, 1999, the Registrant had outstanding 3,827,034 shares of Common Stock, par value $.01 per share.

                                PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        Sept. 30, 1999        June 30, 1999
                                                                      -------------------   ------------------
ASSETS                                                                   (unaudited)
Current Assets:                                                                     (In thousands)
   Cash (including cash equivalents of
     approximately $424 and $786, respectively)                          $     2,421           $     2,898
   Investments                                                                 3,183                 3,129
   Accounts receivable, net                                                    6,083                 5,274
   Inventories                                                                12,572                12,436
   Deferred income taxes                                                         539                   539
   Other                                                                         422                   344
                                                                      -------------------   ------------------
                  Total current assets                                        25,220                24,620
                                                                      -------------------   ------------------

Property, plant and equipment, net of accumulated
   depreciation and amortization of $21,787 and
   $21,262, respectively                                                      19,256                18,707
Other Assets                                                                     360                   295
                                                                      -------------------   ------------------
                  Total assets                                           $    44,836           $    43,622
                                                                      ===================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                     $       333           $       542
   Accounts payable                                                            1,483                 1,315
   Accrued expenses                                                            2,886                 2,877
   Income taxes payable                                                        1,133                   726
                                                                      -------------------   ------------------
                  Total current liabilities                                    5,835                 5,460
                                                                      -------------------   ------------------
Long-term debt                                                                 3,655                 3,691
Deferred income taxes                                                          2,068                 2,086
                                                                      -------------------   ------------------
                  Total liabilities                                           11,558                11,237
                                                                      -------------------   ------------------

STOCKHOLDERS' EQUITY:
   Common stock ---$.01 par value; authorized
      20,000,000 shares; issued 4,069,479 and
      4,067,979 shares, respectively                                              41                    41
   Capital in excess of par value                                              6,956                 6,944
   Retained earnings                                                          27,841                27,011
   Accumulated comprehensive income:
      Unrealized (loss) gain on investments available-for-sale, net              (31)                    2
      Cumulative foreign currency translation adjustment                         (14)                  (98)
                                                                      -------------------   ------------------
                                                                                 (45)                  (96)
                                                                      -------------------   ------------------
   Less:  Treasury stock, at cost 242,445 shares                               1,515                 1,515
                                                                      -------------------   ------------------
                  Total stockholders' equity                                  33,278                32,385
                                                                      -------------------   ------------------

                                                                      -------------------   ------------------
                                                                      ===================   ==================
                  Total liabilities and stockholders' equity             $    44,836           $    43,622
                                                                      ===================   ==================


     See accompanying notes to unaudited consolidated financial statements.

                      AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                      For the Three Months Ended Sept. 30,
                                                                            1999                  1998
                                                                     -------------------     ----------------
                                                                        (In thousands, except share data)
  Net sales                                                              $   11,863            $     8,639
  Cost of sales                                                               7,863                  6,222

                                                                     -------------------     ----------------
     Gross profit                                                             4,000                  2,417
                                                                     -------------------     ----------------

  Selling, general and administrative expenses                                2,198                  2,076
  Research and development expenses                                             530                    487

                                                                     -------------------     ----------------
     Operating expenses                                                       2,728                  2,563
                                                                     -------------------     ----------------

                                                                     -------------------     ----------------

     Income (loss) from operations                                            1,272                   (146)
                                                                     -------------------     ----------------

  Other expense (income):
     Interest expense                                                           102                     99
     Interest income                                                            (68)                   (54)
     Other                                                                      (39)                   (65)

                                                                     -------------------     ----------------
                                                                                 (5)                   (20)
                                                                     -------------------     ----------------


  Income (loss) before provision for income taxes                             1,277                   (126)

  Provision for income taxes                                                    447                    (44)

                                                                     -------------------     ----------------
  Net income (loss)                                                      $      830            $       (82)
                                                                     ===================     ================

  Basic net income (loss) per common share                               $     0.22            $     (0.02)
                                                                     ===================     ================

  Diluted net income (loss) per common share                             $     0.21            $     (0.02)
                                                                     ===================     ================

  Basic weighted average common shares outstanding                            3,826                  3,890
                                                                     ===================     ================

  Diluted weighted average common shares outstanding                          3,893                  3,890
                                                                     ===================     ================


     See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Three Months Ended Sept. 30,
                                                                                    1999               1998
                                                                               ----------------    -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                                                    (In thousands)
    Net income (loss)                                                           $     830          $     (82)
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                  734                636
       Loss on disposal of fixed assets                                                10                 --
       Stock award compensation expense                                                --                 14
       Realized gain on sale of investments                                            (7)               (91)
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                      (809)               619
       Inventories                                                                   (136)              (333)
       Other assets, net                                                             (143)                98
       Accounts payable and accrued expenses                                          177             (1,270)
       Income taxes payable                                                           407               (121)

                                                                               ----------------   ---------------
    Net cash provided by (used in) operating activities                             1,063               (530)
                                                                               ----------------   ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                        (1,301)              (698)
       Purchase of investments                                                     (1,507)              (102)
       Proceeds from sale of investments                                            1,409                979

                                                                               ----------------   ---------------
    Net cash (used in) provided by investing activities                            (1,399)               179
                                                                               ----------------   ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of debt                                                             (245)              (202)
       Payments to acquire treasury stock                                              --               (592)
       Proceeds from the exercise of stock options                                     12                 --

                                                                               ----------------   ---------------
    Net cash used in financing activities                                            (233)              (794)
                                                                               ----------------   ---------------

                                                                               ----------------   ---------------
       Effect of exchange rate changes on cash                                         92                 20
                                                                               ----------------   ---------------

       Net decrease in cash and cash equivalents                                     (477)            (1,125)

 CASH AND CASH EQUIVALENTS, beginning of year                                       2,898              2,069

                                                                               ----------------   ---------------
 CASH AND CASH EQUIVALENTS, end of period                                       $   2,421          $     944
                                                                               ================   ===============


     See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of September 30, 1999 and the results of its operations for the three months ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1999. Results for the three months ended September 30, 1999 are not necessarily indicative of results which could be expected for the entire year.

(2)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                            Sept. 30,         June 30,
                                              1999             1999
                                          -------------   --------------
                                                 (in thousands)
     Raw materials                          $   5,624        $   5,874
     Work-in-process                            3,685            3,551
     Finished goods                             3,263            3,011
                                          -------------   --------------
                                            $  12,572        $  12,436
                                          =============   ==============

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS Computation.

                                                   For the Three Months Ended September 30,
                                                   1999                                    1998
                                                   ----                                    ----
                                                      (in thousands, except per share data)
                                     Income         Share      Per-Share     Income        Share      Per-Share
                                  (Numerator)   (Denominator)    Amount    (Numerator)  (Denominator)  Amount
                                  -----------   -------------    ------    -----------  -------------  ------
 Basic EPS                          $ 830           3,826          $.22        ($82)         3,890       ($.02)
                                                               =========                               =========
 Effect of Dilutive Securities
 Stock Options                                         67                                       --

 Diluted EPS                        $ 830           3,893          $.21        ($82)         3,890       ($.02)
                                  ===========   ===========    =========   =========    ============   =========


(4)      COMPREHENSIVE INCOME:

         The Registrant's total comprehensive income is as follows:

                                                             For The Three Months Ended September 30,
                                                             1999                           1998
                                                             ----                           ----
                                                                      (in thousands)

  Net income (loss)                                            $        830                    $        (82)
                                                               --------------                  --------------

  Other comprehensive income, net of tax:
    Foreign currency translation adjustments                             84                              23

    Unrealized (losses) gains on investments:
      (Losses) gains on  investments  arising
        during period                                   (38)                          113
      Less: reclassification adjustment for
        realized gains included in net income            (5)            (33)          (58)               55
                                               -------------   --------------    -----------   --------------

  Other comprehensive income                                             51                              78
                                                               --------------                  --------------

  Comprehensive income (loss)                                   $       881                    $         (4)
                                                               ==============                  ==============

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        (In thousands except share data)

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results and delays in development of highly complex products, risks associated with international sales and sales to the U.
S. military and the other matters listed in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 under the caption "Cautionary Statements Regarding Forward-Looking Statements" and in the Registrant's other filings with the Securities and Exchange Commission. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward-looking statements made by the Registrant.


RESULTS OF OPERATIONS
---------------------

         Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

         Net sales for the three months ended September 30, 1999 increased 37% to $11,863, from $8,639 in the comparable period in fiscal year 1999. The increase in net sales was attributable to increases in all product areas except domestic hi-rel products. The product areas demonstrating the highest growth were thin film and core domestic commercial capacitors. Sales activity continued at similar rates during the first month of the second quarter.

         The backlog of unfilled orders was $11,210 at September 30, 1999, compared to $9,417 at September 30, 1998 and $10,370 at June 30, 1999. The increase in backlog compared to both the prior year and the preceding quarter was primarily due to the overall strong demand for the Registrant's core capacitor products.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

         Gross margin for the three months ended September 30, 1999 was 34% of net sales as compared to 28% for the comparable period in the prior fiscal year. The higher gross margin reported in the three months ended September 30, 1999 as compared to the comparable period in the prior fiscal year was principally due to the higher sales volume and the resulting increases in efficiency, partially offset by the costs associated with pre-production startup of several new product initiatives.

         Selling, general and administrative expenses for the three months ended September 30, 1999 increased 6% to $2,198 as compared to $2,076 in the comparable period in the prior fiscal year. The increase was due to increased commission expense as a result of the increase in net sales and the expenses associated with the Registrant's new sales office in Stockholm, Sweden, which commenced operations in August 1999.

         Research and development expenses for the three months ended September 30, 1999 increased 9% to $530 as compared to $487 in the comparable period in the prior fiscal year. This increase was primarily the result of increased personnel costs due to the creation of a dedicated Radio Frequency design group. This group will work with the Registrant's existing design and marketing personnel in order to accelerate the development of new products and increase the breadth of the Registrant's research and development activities.

         Primarily as a result of the foregoing, net income for the three months ended September 30, 1999 was $830, or $.22 per common share ($.21 per common share assuming dilution), compared to net loss of $82, or $.02 per common share ($.02 per common share assuming dilution), for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Registrant's financial position at September 30, 1999 remains strong as evidenced by working capital of $19,385 and stockholders' equity of $33,278. The Registrant's current ratio at September 30, 1999 was 4.3:1 as compared to a current ratio of 4.5:1 at June 30, 1999. The Registrant's quick ratio at September 30, 1999 and at June 30, 1999 was 2.2:1.

         Cash and investments decreased by $423 to $5,604 at September 30, 1999 from $6,027 at June 30, 1999, primarily as a result of continued investment in property, plant and equipment. Accounts receivable increased by $809 to $6,083 at September 30, 1999 from $5,274 at June 30, 1999 due to the higher level of sales. Inventories increased by $136 to $12,572 at September 30, 1999 from $12,436 at June 30, 1999. Accounts payable and accrued expenses increased by $177 to $4,369 at September 30, 1999 from $4,192 at June 30, 1999. Income taxes paid in the three month period ended September 30, 1999 were $31.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)

         In November 1998 the Registrant renewed a $2,000 revolving line-of-credit with NationsBank, NA ("NationsBank"), the successor to Barnett Bank of Jacksonville, N.A. ("Barnett Bank"), and secured a $3,500 line-of-credit with NationsBank for equipment purchases. Both lines bear interest at 2% above the three month rate for U. S. Dollar deposits on the London Interbank Market. Principal balances under the revolving line-of-credit will be repayable in eight quarterly installments commencing upon expiration of the revolving period. The outstanding principal under the equipment line-of-credit will be rolled over every six months into a self amortizing term note of not less than four nor more than seven years. The equipment loan is secured by the related equipment purchases. Borrowing under both lines is subject to compliance with certain financial covenants, including maintenance of asset and liability percentage ratios. As of September 30, 1999, the Registrant has borrowed an aggregate of $797 under the equipment line.

         Capital expenditures for the three months ended September 30, 1999 totaled $1,301 of which $1,107 was for machinery and equipment. The Registrant intends to use cash on hand and its equipment line of credit to finance budgeted capital expenditures of approximately $3,199 for the remainder of fiscal year 2000, primarily for additions to and replacement of machinery and equipment and facility expansion.

         In June 1990, the Registrant announced its first stock purchase program pursuant to which it was authorized to purchase up to $1,000 of its common stock. In September 1998, the Board of Directors authorized the purchase of up to an additional $1,000 of the Registrant's common stock under a second stock purchase program. As of September 30, 1999, the Registrant had expended the entire amount available under both programs and had purchased an aggregate of 475,000 shares.

YEAR 2000
---------

         The Registrant has completed all remediation and testing of internal computer systems that it believes could be affected by the "Year 2000" problem, and believes that its internal systems are Year 2000 compliant. The Registrant did not incur significant incremental expenditures related to its Year 2000 activities. The Registrant is presently obtaining representations from its key suppliers and customers relative to their efforts to deal with the Year 2000 problem. Based upon the representations obtained to date, the Registrant does not anticipate significant additional expenditures or lost revenues from Year 2000 failures of its key suppliers and customers. However, no assurances can be made as to whether key suppliers and customers will become Year 2000 compliant in a timely manner, if at all. The Registrant does not have formal contingency plans in the event of Year 2000 failures.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Registrant has identified four market risks relative to its business: interest rate risk, foreign currency exchange rate risk, commodity price risk and security price risk. There has been no material changes in the way the Registrant conducts it's worldwide business, foreign exchange risk management, investments in marketable securities or raw material commodity purchasing from the descriptions thereof in the Registrant's Form 10-K for the fiscal year ended June 30, 1999.

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
                 Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                 Registrant.

10(b)(i) -       Amended and Restated Lease, dated September 25, 1998, between
                 Victor Insetta, d/b/a Stepar Leasing Company, and the
                 Registrant for premises at 15 Stepar Place, Huntington Station,
                 N.Y. (9)

10(c)(i) -       1985 Employee Stock Sale Agreement between the Registrant and various employees.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

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

10(g)(iii) -     Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (4)

10(g)(iv)  -     Employment Agreement, dated April 3, 1985, between Victor
                 Insetta and the Registrant, and Amendments No. 1 through 4 thereto. (2)

10(g)(v)   -     Amendment No. 5, dated as of September 11, 1998, to Employment
                 Agreement between Victor Insetta and the Registrant. (8)

10(h)      -     Loan Agreement, dated September 27, 1994, between the
                 Registrant and Barnett Bank of Jacksonville, N.A. (3)

10(i)      -     Secured Commercial Note, dated as of February 17, 1995, between the Registrant and European American Bank. (4)

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

10(j)     -      Secured Commercial Note, dated as of February 17, 1995, between the Registrant and European American Bank. (4)

10(k)(i)  -      Letters of Agreement, dated June 26, 1996 and August 22, 1996, between the Registrant and Stuart P. Litt. (5)

10(k)(ii) -      Letter Agreement, dated September 11, 1997, between the
                 Registrant and Stuart P. Litt. (7)

10(m)     -      American Technical Ceramics Corp. 1997 Stock Option Plan. (7)

10(n)     -      Consulting Agreement, dated as of May 1, 1998, between Chester
                 E. Spence and the Registrant. (8)

10(o)     -      Loan Agreement, dated November 25, 1998, between the Registrant and NationsBank, N.A. (10)

10(p)     -      Amended and Restated Employment Agreement, dated as of January
                 1, 1998, between Judah Wolf and the Registrant. (11)

21        -      Subsidiaries of the Registrant. (2)

27        -      Financial Data Schedule.  (12)

----------------------
1. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

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

11. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

12.     Filed herewith.

(b)        Reports on Form 8-K:
               No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

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



                        AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)


DATE:  November 4, 1999                     BY: /s/ VICTOR INSETTA
                                                -------------------------------
                                                Victor Insetta
                                                President and Director
                                                (Chief Executive Officer)




DATE:  November 4, 1999                     BY: /s/ ANDREW R. PERZ
                                                ------------------------------
                                                Andrew R. Perz
                                                Controller
                                                (Principal Financial Officer)