Form 10-K/A
period 1999-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2000-01-26
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(MARK ONE)
    (X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

   ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    ----------

                          COMMISSION FILE NUMBER 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                    11-2113382
   (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

17 STEPAR PLACE, HUNTINGTON STATION, NY                     11746
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page Number
  Independent Auditors' Report  .................................... F-1

  Consolidated Balance Sheets as of June 30, 1999 and 1998 ......... F-2

  Consolidated Statements of Earnings
     Years Ended June 30, 1999, 1998 and 1997 ...................... F-3

  Consolidated Statements of Stockholders' Equity
     Years Ended June 30, 1999, 1998 and 1997 ...................... F-4

  Consolidated Statements of Cash Flows
     Years Ended June 30, 1999, 1998 and 1997 ...................... F-5

  Notes to Consolidated Financial Statements  ...................... F-6


                                       F

KPMG, LLP
Certified Public Accountants

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




                                                KPMG, LLP


Melville, New York
August 24, 1999

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                        ASSETS                               JUNE 30, 1999    JUNE 30, 1998
                                                                             -------------    -------------
CURRENT ASSETS
   Cash (including cash equivalents of approximately $786,000
      and $681,000, respectively)                                            $   2,898,000     $  2,069,000
   Investments                                                                   3,129,000        6,307,000
   Accounts receivable, net                                                      5,274,000        4,420,000
   Inventories                                                                  12,436,000       10,884,000
   Deferred income taxes                                                           539,000          373,000
   Other                                                                           344,000          281,000
                                                                             --------------    -------------
                  TOTAL CURRENT ASSETS                                          24,620,000       24,334,000
                                                                             --------------    -------------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                            738,000          738,000
   Buildings                                                                     7,506,000        7,422,000
   Leasehold improvements                                                        3,124,000        2,744,000
   Machinery and equipment                                                      26,361,000       23,813,000
   Furniture, fixtures and other                                                 2,341,000        1,839,000
                                                                             --------------    -------------
                                                                                40,070,000       36,556,000
   Less:   Accumulated depreciation                                             21,279,000       18,853,000
                                                                             --------------    -------------
                                                                                18,791,000       17,703,000
                                                                             --------------    -------------
OTHER ASSETS                                                                       211,000          292,000
                                                                             --------------    -------------
                  TOTAL ASSETS                                               $  43,622,000       42,329,000
                                                                             ==============    =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Current portion of long-term debt                                         $     542,000     $    917,000
   Accounts payable                                                              1,315,000        1,357,000
   Accrued expenses                                                              2,877,000        3,284,000
   Income taxes payable                                                            726,000          657,000
                                                                             --------------    -------------
                  TOTAL CURRENT LIABILITIES                                      5,460,000        6,215,000
                                                                             --------------    -------------
Long-term debt                                                                   3,691,000        3,338,000
Deferred income taxes                                                            2,086,000        1,703,000
                                                                             --------------    -------------
                  TOTAL LIABILITIES                                             11,237,000       11,256,000
                                                                             --------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock -- $.01 par value; authorized 20,000,000
        shares; issued 4,067,979 shares                                             41,000           41,000
   Capital in excess of par value                                                6,944,000        6,601,000
   Retained earnings                                                            27,011,000       24,882,000
   Accumulated comprehensive income:
      Unrealized gain on investments available-for-sale, net                         2,000          183,000
      Cumulative foreign currency translation adjustment                           (98,000)          (9,000)
                                                                             --------------    -------------
                                                                                   (96,000)         174,000
                                                                             --------------    -------------
    Less:   Treasury stock, at cost (242,445 and
                    165,301 shares, respectively)                                1,515,000          611,000

               Deferred compensation                                                --               14,000
                                                                             --------------    -------------
                  TOTAL STOCKHOLDERS' EQUITY                                    32,385,000       31,073,000
                                                                             --------------    -------------


                                                                             --------------    -------------
                                                                              $ 43,622,000     $ 42,329,000
                                                                             ==============    =============

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
                                                                      ============            ============           ============

See accompanying notes to consolidated financial statements

                            AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                                                           Capital in
                                      Comprehensive     Common Stock      Excess of Par    Retained
                                      Income/(Loss)   Shares     Amount       Value        Earnings
                                      -------------   ------     ------   -------------    ---------
BALANCE AT JUNE 30, 1996                             4,067,501   $41,000   $6,439,000     $17,251,000

Net income                            $3,429,000       ---        ---         ---           3,429,000

Purchase of treasury stock                ---          ---        ---         ---            ---

Deferred compensation                     ---          ---        ---         92,000         ---

Stock award compensation expense          ---          ---        ---         ---            ---

Exercise of stock options                 ---              478    ---         2,000          ---
Other comprehensive income, net of
tax:
   Unrealized gains on investments
   available-for-sale, net of
   reclassification adjustment            53,000       ---        ---         ---            ---

   Foreign currency translation
   adjustment                             68,000       ---        ---         ---            ---
                                       ---------
Other comprehensive income, net of
tax                                      121,000       ---        ---         ---            ---
                                       ---------

Comprehensive income                  $3,550,000
                                       =========------------------------------------------------------
BALANCE AT JUNE 30, 1997                             4,067,97 9  $41,000 $6,533,000       $20,680,000


Net income                            $4,202,000       ---        ---         ---           4,202,000

Purchase of treasury stock                ---          ---        ---         ---            ---
Issuance of shares for deferred
compensation                              ---          ---        ---         65,000         ---

Stock award compensation expense          ---          ---        ---         ---            ---

Exercise of stock options                 ---          ---        ---          3,000         ---
Other comprehensive income, net of
tax:
   Unrealized gains on investments
   available-for-sale, net of
   reclassification adjustment           118,000       ---        ---         ---            ---

   Foreign currency translation
   adjustment                              2,000       ---        ---         ---            ---
                                       -----------
Other comprehensive income, net of
tax                                      120,000       ---        ---         ---            ---
                                       -----------

Comprehensive income                  $4,322,000
                                       ===========----------------------------------------------------

BALANCE AT JUNE 30, 1998                             4,067,979$41,000     $6,601,000      $24,882,000


Net income                           $ 2,129,000       ---        ---         ---           2,129,000

Purchase of treasury stock                ---          ---        ---         ---            ---

Issuance of shares for compensation       ---          ---        ---        130,000         ---

Stock award compensation expense          ---          ---        ---        162,000         ---
Issuance of shares for inventory
purchase                                  ---          ---        ---         51,000         ---
Other comprehensive income, net of
tax:
   Unrealized losses on investments
   available-for-sale, net of
   reclassification adjustment          (181,000)       ---        ---        ---            ---

   Foreign currency translation
   adjustment                            (89,000)       ---        ---        ---            ---
                                       ---------
Other comprehensive income, net of
tax                                     (270,000)       ---        ---        ---            ---
                                       ---------

Comprehensive income                   1,859,000
                                       ===========----------------------------------------------------

BALANCE AT JUNE 30, 1999                             4,067,979   41,000   $6,944,000      $27,011,000
                                                     -------------------------------------------------


                                         Accumulated
                                        Comprehensive    Treasury      Deferred
                                            Income         Stock     Compensation    Total
                                        -----------    ------------  ------------ ------------
BALANCE AT JUNE 30, 1996                  ($67,000)     ($572,000)      ---       $ 23,092,000

Net income                                 ---            ---           ---          3,429,000

Purchase of treasury stock                 ---            (63,000)      ---            (63,000)

Deferred compensation                      ---             36,000      (241,000)      (113,000)

Stock award compensation expense           ---            ---           135,000        135,000

Exercise of stock options                  ---            ---           ---              2,000
Other comprehensive income, net of
tax:
   Unrealized gains on investments
   available-for-sale, net of
   reclassification adjustment             ---            ---           ---             ---

   Foreign currency translation
   adjustment                              ---            ---           ---             ---

Other comprehensive income, net of
tax                                        121,000        ---           ---            121,000


Comprehensive income
                                        -------------------------------------------------------
BALANCE AT JUNE 30, 1997                  $ 54,000      ($599,000)    ($106,000)   $26,603,000


Net income                                 ---            ---           ---          4,202,000

Purchase of treasury stock                 ---            (41,000)      ---            (41,000)
Issuance of shares for deferred
compensation                               ---             28,000       ---             93,000

Stock award compensation expense           ---            ---            92,000         92,000

Exercise of stock options                  ---              1,000       ---              4,000
Other comprehensive income, net of
tax:
   Unrealized gains on investments
   available-for-sale, net of
   reclassification adjustment             ---            ---           ---             ---

   Foreign currency translation
   adjustment                              ---            ---           ---             ---

Other comprehensive income, net of
tax                                        120,000        ---           ---            120,000


Comprehensive income
                                        -------------------------------------------------------

BALANCE AT JUNE 30, 1998                  $174,000      ($611,000)     ($14,000)   $31,073,000


Net income                                 ---            ---           ---         2,129,000

Purchase of treasury stock                 ---         (1,198,000)      ---         (1,198,000)

Issuance of shares for compensation        ---             84,000       ---            214,000

Stock award compensation expense           ---            161,000        14,000        337,000
Issuance of shares for inventory
purchase                                   ---             49,000       ---            100,000
Other comprehensive income, net of
tax:
   Unrealized losses on investments
   available-for-sale, net of
   reclassification adjustment             ---            ---           ---             ---

   Foreign currency translation
   adjustment                              ---            ---           ---             ---

Other comprehensive income, net of
tax                                      (270,000)        ---           ---           (270,000)


Comprehensive income
                                        -------------------------------------------------------

BALANCE AT JUNE 30, 1999                  ($96,000)   ($1,515,000)      ---        $32,385,000
                                        -------------------------------------------------------

See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                        1999                 1998                  1997
                                                                  -----------------    -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 2,129,000          $ 4,202,000           $ 3,429,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                   2,542,000            2,064,000             1,918,000
       (Gain) loss on disposal of fixed assets                           (10,000)             (16,000)                3,000
       Stock award compensation expense                                  337,000               92,000               135,000
       Provision for deferred income taxes                               318,000              205,000               522,000
       Provision for doubtful accounts receivable                        ---                   50,000                35,000
       Realized gain on sale of investments                             (257,000)             ---                   ---
  Changes in operating assets and liabilities:
       Accounts receivable, net                                         (854,000)              50,000               395,000
       Inventories                                                    (1,452,000)          (1,857,000)               59,000
       Other assets, net                                                  18,000              181,000              (135,000)
       Accounts payable, accrued expenses
         and income taxes payable                                       (166,000)           1,087,000               (78,000)

                                                                  -----------------    -----------------     -----------------
  Net cash provided by operating activities                            2,605,000            6,058,000             6,283,000
                                                                  -----------------    -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                           (3,570,000)          (4,085,000)           (2,029,000)
       Purchase of investments                                          (203,000)          (2,659,000)           (2,494,000)
       Proceeds from sale of investments                               3,356,000              ---                   ---

       Proceeds from sale of fixed assets                                 55,000               50,000                 3,000

                                                                  -----------------    -----------------     -----------------
  Net cash provided by (used in) investing activities                   (362,000)          (6,694,000)           (4,520,000)
                                                                  -----------------    -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term debt                                      (923,000)            (760,000)             (876,000)
       Payments to acquire treasury stock                             (1,198,000)             (41,000)              (63,000)

       Proceeds from exercise of stock options                           ---                    4,000                 2,000
       Proceeds from issuance of long-term debt                          796,000              ---                   ---

                                                                  -----------------    -----------------     -----------------
  Net cash used in financing activities                               (1,325,000)            (797,000)             (937,000)
                                                                  -----------------    -----------------     -----------------

       Effect of exchange rate changes on cash                           (89,000)               2,000                13,000
                                                                  -----------------    -----------------     -----------------

        Net increase (decrease) in cash and cash equivalents             829,000           (1,431,000)              839,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           2,069,000            3,500,000             2,661,000

                                                                  -----------------    -----------------     -----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 2,898,000          $ 2,069,000           $ 3,500,000
                                                                  =================    =================     =================


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

                                                       Year Ended June 30,

                                                   1999        1998      1997
                                               ---------------------------------

Unrealized holding (losses)/gains
      arising during the period, net            $ (14,000)  $ 118,000  $ 53,000

Less: reclassification adjustment for
      gains included in net income, net          (167,000)      --        --
                                               ---------------------------------

Change in net unrealized (losses)/gains
    on investments available-for-sale           $(181,000)  $ 118,000  $  53,000
                                               =================================


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
                                            ====                                  =====                               ====

Effect of
Dilutive
Securities:

Stock Options       --           --          --          --           109,000     --         --             7,000    --
 Stock Awards       --           --          --          --             3,000     --         --            16,000    --
                ------------ ------------ --------- ------------- ------------ --------- ------------ ------------ --------

Diluted EPS      $2,129,000    3,829,000    $.56      $4,202,000    4,009,000     $1.05   $3,429,000    3,920,000     $.87
                ============ ============ ========= ============= ============ ========= ============ ============ ========


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

     Investments consist of the following:

                                                                    Gross                 Gross
                                                                  Unrealized            Unrealized
 June 30, 1999                                  Cost                Gains                 Losses              Fair Value
 -------------                            ----------------     -----------------     -----------------     -----------------

 U.S. Government obligations                  $ 3,125,000             $  28,000             $  24,000           $ 3,129,000
                                          ================     =================     =================     =================

                                                                    Gross                 Gross
                                                                  Unrealized            Unrealized
 June 30, 1998                                  Cost                Gains                 Losses              Fair Value
 -------------                            ----------------     -----------------     -----------------     -----------------
 Mutual funds                                  $  269,000             $  25,000             $  --               $   294,000
 Equity securities                                310,000               177,000                 2,000               485,000
 U.S. Government obligations                    5,442,000                92,000                 6,000             5,528,000
                                          ----------------     -----------------     -----------------     -----------------
                                               $6,021,000             $ 294,000             $   8,000           $ 6,307,000
                                          ================     =================     =================     =================

     Gross realized gains of approximately $257,000 are included in other income for fiscal year 1999. There were no gross realized gains or losses in fiscal years 1998 and 1997.

     The Company's investments in U. S. Government obligations at June 30, 1999 contractually mature as follows:

                                            COST                FAIR VALUE
                                            ----                ----------
      Within one year                 $         701,000      $         703,000
      Between one and five years              1,402,000              1,414,000
      Between five and ten years              1,022,000              1,012,000
                                      ------------------     ------------------
                                      $       3,125,000      $       3,129,000
                                      ==================     ==================

NOTE  3.      INVENTORIES

     Inventories consist of the following:

                                        June 30, 1999        June 30, 1998
                                        -------------        -------------
         Raw materials                    $ 5,874,000          $  4,142,000
         Work in process                    3,551,000             2,216,000
         Finished goods                     3,011,000             4,526,000
                                    ------------------     -----------------
                                          $12,436,000          $ 10,884,000
                                    ==================     =================

NOTE  4.      LONG-TERM DEBT

     Long-term debt consists of the following:

                                           June 30, 1999     June 30, 1998
                                           -------------     -------------

      Notes payable to banks                 $ 1,183,000       $ 1,155,000
      Obligations under capital leases         3,050,000         3,100,000
                                          ---------------   ---------------
                                               4,233,000         4,255,000
      Less: Current portion                      542,000           917,000
                                          ---------------   ---------------
           Long-term debt                    $ 3,691,000       $ 3,338,000
                                          ===============   ===============

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

         As of June 30, 1999, the Company was in compliance with all financial covenants of its notes payable to banks.

     The following table presents aggregate annual maturities of notes payable to banks after fiscal year 1999:

                    2000                     $   387,000
                    2001                         796,000
                                             ------------
                                             $ 1,183,000
                                             ============

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

     The following sets forth the future minimum lease payments (excluding rental adjustments) under these capital leases by fiscal year and the present value of the minimum lease payments as of June 30, 1999:

          2000                                     $    466,000
          2001                                          461,000
          2002                                          461,000
          2003                                          461,000
          2004                                          461,000
          2005 and thereafter                         2,883,000
                                                   -------------
          Total minimum lease payments                5,193,000
          Less: Amount representing interest          2,143,000
                                                   -------------
          Present value at June 30, 1999              3,050,000
          Less: Current portion                         155,000
                                                   -------------
                                                   $  2,895,000
                                                   =============

NOTE  5.      INCOME TAXES

     The provision for income taxes consists of the following:

                                                 Years Ended June 30,
                                                 --------------------
                                       1999            1998           1997
                                       ----            ----           ----
    CURRENT:
        Federal                    $    645,000   $  1,875,000    $ 1,110,000
        State                           103,000        116,000         85,000
        Foreign                          81,000        168,000        192,000
                                   -------------  --------------  -------------
           Total Current                829,000      2,159,000      1,387,000
                                   -------------  --------------  -------------

    DEFERRED:
        Federal                         272,000        178,000        462,000
        State                            46,000         27,000         60,000
                                   -------------  --------------  -------------
            Total Deferred              318,000        205,000        522,000
                                   -------------  --------------  -------------
                                    $ 1,147,000   $  2,364,000    $ 1,909,000
                                   =============  ==============  =============

     The following table reconciles the Federal statutory rate to the Company's effective tax rate:

                                                        Years Ended June 30,
                                                        --------------------
                                                     1999      1998       1997
                                                     ----      ----       ----
    Tax provision computed at statutory rate         34.0%      34.0%     34.0%
    State tax, net of Federal tax effect              3.0        1.4       1.8
    FSC benefit                                      (1.3)      (1.0)     (1.0)
    Tax credits and other, net                       (0.7)       1.6       1.0
                                                 ----------  ---------  --------
                                                     35.0%      36.0%     35.8%
                                                 ==========  =========  ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998, are presented below.

                                                                                               1999                1998
                                                                                               ----                ----
Deferred tax assets:
   Allowance for doubtful accounts receivable and sales returns                           $    137,000      $    140,000
      Inventories, principally due to additional costs inventoried for tax purposes
           pursuant to the Tax Reform Act of 1986                                              178,000           142,000
   Accrued expenses                                                                            257,000           225,000
                                                                                          --------------    ---------------
      Total deferred tax assets                                                                572,000           507,000
                                                                                          --------------    ---------------

Deferred tax liabilities:
   Plant and equipment, principally due to differences
         in depreciation and capital leases                                                 (2,086,000)       (1,703,000)
    Unrealized appreciation on investments available-for-sale                                   (1,000)         (102,000)
    Other                                                                                      (32,000)          (32,000)
                                                                                          --------------    ---------------
        Total deferred tax liabilities                                                      (2,119,000)       (1,837,000)
                                                                                          --------------    ---------------
             Net deferred tax liability                                                   $ (1,547,000)     $ (1,330,000)
                                                                                          ==============    ===============

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

           The Company's stock option activity for fiscal years 1999, 1998, and 1997 is as follows:

                                                1999                          1998                         1997
                                   ------------------------------ ----------------------------- ----------------------------
                                                     Weighted                     Weighted                      Weighted
                                                     Average                       Average                      Average
                                       Amount         Price          Amount         Price          Amount        Price
                                                      -----                         -----                        -----
 Outstanding, beginning of year        248,500      $  8.25        266,000        $  8.25             478       $  5.50
 Granted                                85,000         8.15             -             -           266,000          8.25
 Canceled                              (19,000)        8.21        (17,000)          8.25               -           -
 Exercised                                 -             -            (500)          8.25            (478)         5.50
                                   --------------                 ----------                    -----------
 Outstanding, end of year              314,500      $  8.24        248,500        $  8.25         266,000       $  8.25
                                   ==============                 ==========                    ===========

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

NOTE 8.       OTHER DATA

  ACCRUED EXPENSES
  Accrued expenses consist of the following:
                                               June 30, 1999      June 30, 1998
                                               -------------      -------------

    Accrued commissions                        $ 1,102,000        $ 1,588,000
    Accrued payroll and related expenses         1,671,000          1,530,000
    Other                                          104,000            166,000
                                               ------------       ------------
                                               $ 2,877,000        $ 3,284,000
                                               ============       ============

VALUATION AND QUALIFYING ACCOUNTS

     Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

                                                                    June 30, 1999    June 30, 1998
                                                                    -------------    -------------
 Allowance for doubtful accounts receivable and sales returns         $ 390,000        $ 390,000
                                                                     ============     ============

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