Form 10-Q
period 1999-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2000-02-07
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   (X)                    Quarterly Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       or

   ( )          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM       TO


                          COMMISSION FILE NUMBER 1-9125
                          -----------------------------

                        AMERICAN TECHNICAL CERAMICS CORP.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                             DELAWARE                                                  11-2113382
--------------------------------------------------------------            -----------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

           17 STEPAR PLACE, HUNTINGTON STATION, NY                                       11746
           ---------------------------------------                                     ---------
           (Address of principal executive offices)                                    (Zip Code)

                                 (516) 622-4700
                     --------------------------------------
                     (Telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]   No [ ]

As of February 1, 2000, the Registrant had outstanding 3,831,034 shares of Common Stock, par value $.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                         Dec. 31, 1999   June 30, 1999
                                                                         -------------   --------------
                                                                          (unaudited)
ASSETS
Current Assets:
   Cash (including cash equivalents of approximately $521 and $786,
    respectively)                                                           $  4,632        $  2,898
   Investments                                                                 3,190           3,129
   Accounts receivable, net                                                    7,393           5,274
   Inventories                                                                12,664          12,436
   Deferred income taxes                                                         539             539
   Other                                                                         579             344
                                                                            --------        --------
                              Total current assets                            28,997          24,620
                                                                            --------        --------

Property, plant and equipment, net of accumulated depreciation
  and amortization of $22,518 and $21,262, respectively                       19,594          18,707
Other assets, net                                                                449             295
                                                                            --------        --------
                              Total assets                                  $ 49,040        $ 43,622
                                                                            ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of longterm debt                                         $    242        $    542
   Accounts payable                                                            2,390           1,315
   Accrued expenses                                                            3,778           2,877
   Income taxes payable                                                        2,023             726
                                                                            --------        --------
                               Total current liabilities                       8,433           5,460
                                                                            --------        --------
Long-term debt                                                                 3,704           3,691
Deferred income taxes                                                          2,035           2,086
                                                                            --------        --------
                               Total liabilities                              14,172          11,237
                                                                            --------        --------
STOCKHOLDERS' EQUITY:
   Common stock--$.01 par value; authorized 20,000 shares;
     issued 4,070 and 4,068 shares, respectively                                  41              41
   Capital in excess of par value                                              6,964           6,944
   Retained earnings                                                          29,500          27,011
   Accumulated comprehensive income:
      Unrealized gain (loss) on investments available-for-sale, net              (92)              2
      Cumulative foreign currency translation adjustment                         (30)            (98)
                                                                            --------        --------
                                                                                (122)            (96)
                                                                            --------        --------
   Less:  Treasury stock, at cost, 242 shares                                  1,515           1,515
                                                                            --------        --------
                               Total stockholders' equity                     34,868          32,385
                                                                            --------        --------

                               Total liabilities and stockholders' equity   $ 49,040        $ 43,622
                                                                            ========        ========


See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except share data)

                                             For the Quarter Ended Dec. 31,        For the Six Months Ended Dec. 31,
                                                 1999           1998                      1999           1998
                                                 ----           ----                      ----           ----
Net sales                                      $ 14,893       $  8,504                  $ 26,756        $ 17,143
Cost of sales                                     8,563          5,466                    16,426          11,688
                                               --------       --------                  --------        --------
   Gross profit                                   6,330          3,038                    10,330           5,455
                                               --------       --------                  --------        --------
Selling, general and administrative expenses      3,035          1,983                     5,233           4,059
Research and development expenses                   718            449                     1,248             936
                                               --------       --------                  --------        --------
   Operating expenses                             3,753          2,432                     6,481           4,995
                                               --------       --------                  --------        --------
   Income from operations                         2,577            606                     3,849             460
                                               --------       --------                  --------        --------
Other expense (income):
   Interest expense                                  86            102                       188             201
   Interest income                                  (84)          (118)                     (152)           (172)
   Other                                             23           (172)                      (16)           (237)
                                               --------       --------                  --------        --------
                                                     25           (188)                       20            (208)
                                               --------       --------                  --------        --------
 Income before provision for income taxes         2,552            794                     3,829             668
Provision for income taxes                          893            278                     1,340             234
                                               --------       --------                  --------        --------
Net income                                     $  1,659       $    516                  $  2,489        $    434
                                               ========       ========                  ========        ========
Basic net income per common share              $   0.43       $   0.13                  $   0.65        $   0.11
                                               ========       ========                  ========        ========
Diluted net income per common share            $   0.43       $   0.13                  $   0.64        $   0.11
                                               ========       ========                  ========        ========
Basic weighted average common
  shares outstanding                              3,827          3,829                     3,827           3,859
                                               ========       ========                  ========        ========
Diluted weighted average common
  shares outstanding                              3,923          3,829                     3,906           3,859
                                               ========       ========                  ========        ========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           For the Six Months Ended Dec. 31,
                                                                1999            1998
                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 2,489         $   434
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                              1,548           1,259
      Loss (gain) on disposal of fixed assets                       30             (10)
      Stock award compensation expense                              --              14
      Realized gain on sale of investments                          (7)           (257)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                  (2,119)            531
      Inventories                                                 (228)         (1,251)
      Other assets, net                                           (249)            (67)
      Accounts payable and accrued expenses                      1,976            (698)
      Income taxes payable                                       1,297            (271)
                                                               -------         -------
   Net cash provided by (used in) operating activities           4,737            (316)
                                                               -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                      (2,606)         (1,996)
      Purchase of investments                                   (1,809)           (102)
      Proceeds from sale of investments                          1,611           3,154
      Proceeds from sale of fixed assets                            --              11
                                                               -------         -------
   Net cash (used in) provided by investing activities          (2,804)          1,067
                                                               -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                           (287)           (441)
      Payments to acquire treasury stock                            --          (1,198)
      Proceeds from exercise of stock options                       20              --
                                                                -------         -------
   Net cash used in financing activities                          (267)         (1,639)
                                                                -------         -------
     Effect of exchange rate changes on cash                        68              (5)
                                                                -------         -------
     Net increase (decrease) in cash and cash equivalents        1,734            (893)
CASH AND CASH EQUIVALENTS, beginning of year                     2,898           2,069
                                                               -------         -------
CASH AND CASH EQUIVALENTS, end of period                       $ 4,632         $ 1,176
                                                               =======         =======



  See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

    The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of December 31, 1999 and the results of its operations for the three and six month periods ended December 31, 1999 and 1998. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1999. Results for the three and six month periods ended December 31, 1999 are not necessarily indicative of results which could be expected for the entire year.

(2) INVENTORIES:

    Inventories included in the accompanying consolidated financial statements consist of the following:

                                  Dec. 31,            June 30,
                                    1999                1999
                                  --------            --------
                                         (in thousands)
  Raw materials                   $ 5,502             $ 5,874
  Work-in-process                   4,139               3,551
  Finished goods                    3,023               3,011
                                  -------             -------
                                  $12,664             $12,436
                                  =======             =======

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3) EARNINGS PER SHARE:

    The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS Computation.

                                                                      For the Quarter Ended December 31,
                                                                  1999                                  1998
                                                                  ----                                  ----
                                                                     (in thousands, except per share data)
                                                Income            Share      Per-Share    Income        Share      Per-Share
                                              (Numerator)      (Denominator)   Amount   (Numerator)  (Denominator)   Amount
                                              -----------      -------------   ------    ---------   -------------   ------
 Basic EPS                                     $ 1,659            3,827         $ .43        $516        3,829        $.13
                                                                                =====                                 ====
 Effect of Dilutive Securities:
      Stock Options                                                  96

Diluted EPS                                    $ 1,659            3,923         $ .43        $516        3,829        $.13
                                               =======            =====         =====        ====        =====        ====


                                                                     For the Six Months Ended December 31,
                                                                  1999                                  1998
                                                                  ----                                  ----
                                                                     (in thousands, except per share data)
                                                Income            Share      Per-Share    Income        Share      Per-Share
                                              (Numerator)      (Denominator)   Amount   (Numerator)  (Denominator)   Amount
                                              -----------      -------------   ------    ---------   -------------   ------
 Basic EPS                                     $ 2,489             3,827       $.65         $434          3,859       $.11
                                                                               ====                                   ====
 Effect of Dilutive Securities:
      Stock Options                                                  79
 Diluted EPS                                   $ 2,489            3,906        $.64         $434          3,859       $.11
                                               =======            =====        ====         ====          =====       ====

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4) COMPREHENSIVE INCOME:

    The Registrant's comprehensive income is as follows:

                                                                              For The Three Months Ended December 31,
                                                                              1999                               1998
                                                                              ----                               ----
                                                                                             (in thousands)
    Net income                                                                        $1,659                            $516
                                                                                      ------                            ----
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                           (16)                            (28)

      Unrealized losses on investments:
        Losses on investments arising during period                       (61)                        (45)

         Less: reclassification adjustment for realized
               gains included in net income                                 0            (61)         108               (153)
                                                                          ---         ------          ---               ----
    Other comprehensive loss                                                             (77)                           (181)
                                                                                      ------                            ----
    Comprehensive income                                                              $1,582                            $335
                                                                                      ======                            ====


                                                                              For The Six Months Ended December 31,
                                                                              1999                                1998
                                                                              ----                                ----
                                                                                             (in thousands)
    Net income                                                                        $2,489                            $434
                                                                                      ------                            ----
    Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                                            68                              (5)

      Unrealized (losses) gains on investments:
        (Losses) gains on investments arising during
        period                                                            (89)                        69
         Less: reclassification adjustment for realized
               gains included in net income                                 5            (94)        167                 (98)
                                                                          ---         ------         ---                -----
    Other comprehensive loss                                                             (26)                           (103)
                                                                                      ------                            ----
    Comprehensive income                                                              $2,463                            $331
                                                                                      ======                            ====

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

               Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results and delays in development of highly complex products, risks associated with international sales and sales to the U.
S. military, risk of customer contract or sales order cancellation and the other matters listed in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 under the caption "Cautionary Statements Regarding Forward-Looking Statements" and in the Registrant's other filings with the Securities and Exchange Commission. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward-looking statements made by the Registrant.

RESULTS OF OPERATIONS
---------------------
Three Months Ended December 31, 1999 Compared with Three Months Ended December 31, 1998

               Net sales for the three months ended December 31, 1999 increased 75% to $14,893 from $8,504 in the comparable quarter in the prior fiscal year. The increase in net sales was attributable to increases in all product areas except domestic hi-rel products. The product areas demonstrating the highest levels of growth were thin film and core domestic commercial capacitors. Sales activity continued at similar rates during the first month of the third quarter. Sales to a major telecommunications OEM accounted for 17% of the Registrant's net sales in the three months ended December 31, 1999.

               The backlog of unfilled orders was $14,836 at December 31, 1999, compared to $9,466 at December 31, 1998 and $11,210 at September 30, 1999. The increase in backlog compared to both the comparable quarter in the prior fiscal year and the immediately preceding quarter was due primarily to an approximately $5.5 million dollar order received for thin film product.

               Gross margin for the three months ended December 31, 1999 was 42.5% of net sales as compared to 35.7% for the comparable period in the prior fiscal year. The improvement in gross margin was due principally to the higher sales volume, particularly in thin film products, and the resulting increases in efficiency.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)


               In February 2000 the Registrant commenced purchasing palladium, which is used in the manufacturing of the majority of the Registrant's capacitors, after not having done so for approximately twelve months. Prevailing market prices for palladium are significantly higher than prices the Registrant paid for palladium held in inventory at December 31, 1999. At its current usage rate, the Registrant expects that these higher prices may negatively impact gross margins in the latter half of fiscal year 2001.

               Selling, general and administrative expenses for the three months ended December 31, 1999 increased 53.1% to $3,035 as compared to $1,983 in the comparable period in the prior fiscal year. The increase was due to increased commission expense as a result of the increase in net sales, an increase in bonus expense as a result of the increase in net income, a new executive incentive plan and the expenses associated with the Registrant's sales office in Stockholm, Sweden, which commenced operations in August 1999.

               Research and development expenses for the three months ended December 31, 1999 increased 59.9% to $718 as compared to $449 in the comparable period in the prior fiscal year. This increase was primarily the result of increased personnel costs due to the creation of a dedicated Radio Frequency design group. This group works with the Registrant's existing design and marketing personnel in order to accelerate the development of new products and increase the breadth of the Registrant's research and development activities.

               Primarily as a result of the foregoing, net income for the three months ended December 31, 1999 was $1,659, or $.43 per common share ($.43 per common share assuming dilution), compared to net income of $516, or $.13 per common share ($.13 per common share assuming dilution), for the comparable period in the prior fiscal year.

Six Months Ended December 31, 1999
Compared with Six Months Ended December 31, 1998

               Net sales for the six months ended December 31, 1999 increased 56% to $26,756 as compared to net sales of $17,143 for the comparable period in the prior fiscal year. The increase in sales was primarily the result of an increase in overall demand for thin film and core domestic commercial capacitors.

               Gross margin for the six months ended December 31, 1999 was 38.6% of net sales as compared to 31.8% for the comparable period in the prior fiscal year. The improvement in gross margin was due to higher sales volume, particularly in thin film products, and the resulting increases in efficiency.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)

               Selling, general and administrative expenses for the six months ended December 31, 1999 increased 29% to $5,233 as compared to $4,059 in the comparable period in the prior fiscal year. The increase was due to increased commission expense as a result of the increase in net sales, an increase in bonus expense as a result of increase in net income, a new executive incentive plan and the expenses associated with the Registrant's sales office in Stockholm, Sweden, which commenced operations in August 1999.

               Research and development expenses for the six months ended December 31, 1999 increased 33.3% to $1,248 as compared to $936 in the comparable period in the prior fiscal year. This increase was primarily the result of increased personnel costs due to the creation of a dedicated Radio Frequency design group and general increases in recruitment and relocation expenses.

               As a result of the foregoing, net income amounted to $2,489, or approximately $.65 per common share ($.64 per common share assuming dilution), for the six months ended December 31, 1999 compared to net income of $434, or approximately $.11 per common share ($.11 per common share assuming dilution), for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
               The Registrant's financial position at December 31, 1999 remains strong as evidenced by working capital of $20,564 and stockholders' equity of $34,868. The Registrant's current ratio at December 31, 1999 was 3.4:1 as compared to a current ratio of 4.5:1 at June 30, 1999. The Registrant's quick ratio at December 31, 1999 was 1.9:1 compared to the quick ratio at June 30, 1999 of 2.2:1.

               Cash and investments increased by $1,795 to $7,822 at December 31, 1999 from $6,027 at June 30, 1999, primarily as a result of increased cash flow from profitable operations. Accounts receivable increased by $2,119 to $7,393 at December 31, 1999 from $5,274 at June 30, 1999 due to the higher level of sales. Inventories increased by $228 to $12,664 at December 31, 1999 from $12,436 at June 30, 1999. Accounts payable and accrued expenses increased by $1,976 to $6,168 at December 31, 1999 from $4,192 at June 30, 1999, primarily as a result of increased raw material purchases and increased bonus and commission expense. No income tax payments were made in the three month period ended December 31, 1999.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)

               In November 1998, the Registrant renewed a $2,000 revolving line-of-credit with NationsBank, NA ("NationsBank"), the successor to Barnett Bank of Jacksonville, N.A. ("Barnett Bank"), and secured a $3,500 line-of-credit with NationsBank for equipment purchases. Both lines bear interest at 2% above the three month rate for U. S. Dollar deposits on the London Interbank Market. Principal balances under the revolving line-of-credit will be repayable in eight quarterly installments commencing upon expiration of the revolving period. The outstanding principal under the equipment line-of-credit will be rolled over periodically into a self amortizing term note of not less than four nor more than seven years. The equipment loan is secured by the related equipment purchases. Borrowing under both lines is subject to compliance with certain financial covenants, including maintenance of asset and liability percentage ratios. As of December 31, 1999, the Registrant has borrowed an aggregate of $797 under the equipment line.

               Capital expenditures for the six months ended December 31,1999 totaled $2,606 of which $1,946 was for machinery and equipment. The Registrant intends to use cash on hand and its equipment line of credit to finance budgeted capital expenditures of approximately $3,400 for the remainder of fiscal year 2000, primarily for additions to and replacement of machinery and equipment and facility expansion.


YEAR 2000
---------
               The Registrant had previously completed all remediation and testing of internal computer systems that it believed could have been affected by the "Year 2000" problem, and as a result has not incurred any problems with the "Year 2000" problem to date. The Registrant did not incur, nor does it expect to incur, significant incremental expenditures related to its Year 2000 activities.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



               The Registrant has identified four market risks relative to its business: interest rate risk, foreign currency exchange rate risk, commodity price risk and security price risk. There have been no material changes in the way the Registrant conducts it's worldwide business, foreign exchange risk management, investments in marketable securities or raw material commodity purchasing from the descriptions thereof in the Registrant's Form 10-K for the fiscal year ended June 30, 1999.


                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 3. Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

               At the Registrant's Annual Meeting of Stockholders held on November 19, 1999, the stockholders elected the following individuals (all of whom, except for Thomas Volpe, were elected as directors of the Registrant at the last Annual Meeting) as directors for one-year terms pursuant to the following votes:

                                            For             Withhold
                                         ---------          --------
           Victor Insetta                3,413,119          13,123
           Rubin Blumkin                 3,336,339          13,003
           O. Julian Garrard III         3,336,339          13,003
           Stuart P. Litt                3,336,339          13,003
           Chester E. Spence             3,336,339          13,003
           Thomas Volpe                  3,336,339          13,003

               The stockholders also ratified the appointment of KPMG, LLP as the independent public accountants to audit the Registrant's consolidated financial statements for the fiscal year ending June 30, 2000. The holders of 3,411,904 shares of Common Stock voted to ratify the appointment, 14,176 voted against ratification and the holders of 162 shares of Common Stock abstained from voting.


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


                                      -13





10(e)(iii)  -  Second Amendment to Amended and Restated Lease, dated as of September 30,
               1998, but effective as of May 1, 1998, between V.P.I. Properties Associates, d/b/a V.P.I.
               Properties Associates, Ltd., and American Technical Ceramics (Florida), Inc.  (9)

10(f)  -       Purchase Agreement, dated May 31, 1989, by and among Diane LaFond Insetta and/or
               Victor D. Insetta, as custodians for Danielle and Jonathan Insetta, and American
               Technical Ceramics Corp., and amendment thereto, dated July 31, 1989.  (4)

10(g)(iii)  -  Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning
               July 1, 1994.  (4)

10(g)(iv)  -   Employment Agreement, dated April 3, 1985, between Victor Insetta and the
               Registrant, and Amendments No. 1 through 4 thereto.  (2)

10(g)(v)  -    Amendment No. 5, dated as of September 11, 1998, to Employment Agreement between Victor Insetta and the Registrant.  (8)

10(h)  -       Loan Agreement, dated September 27, 1994, between the Registrant and Barnett Bank of Jacksonville, N.A.  (3)

10(i)  -       Secured Commercial Note, dated as of February 17, 1995, between the Registrant and
               European American Bank.  (4)

10(j)  -       Secured Commercial Note, dated as of February 17, 1995, between the Registrant and
               European American Bank.  (4)

10(k)(i)  -    Letters of Agreement, dated June 26, 1996 and August 22, 1996, between the
               Registrant and Stuart P. Litt.  (5)

10(k)(ii)  -   Letter Agreement, dated September 11, 1997, between the Registrant and Stuart P.
               Litt.  (7)

10(m)  -       American Technical Ceramics Corp. 1997 Stock Option Plan.  (7)

10(n)  -       Consulting Agreement, dated as of May 1, 1998, between Chester E. Spence and the
               Registrant.  (8)

10(o)  -       Loan Agreement, dated November 25, 1998, between the Registrant and NationsBank,
               N.A.  (10)

10(p)  -       Amended and Restated Employment Agreement, dated as of January 1, 1998, between
               Judah Wolf and the Registrant.  (11)








21  -    Subsidiaries of the Registrant.  (2)

27  -    Financial Data Schedule.  (12)
------------------------------------------------

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

12.      Filed herewith.

(b)      Reports on Form 8-K:

           No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)


DATE:  February 4, 2000                     BY: /s/ VICTOR INSETTA
                                                -----------------------
                                                Victor Insetta
                                                President and Director
                                                (Chief Executive Officer)


DATE: February 4, 2000                      BY: /s/ ANDREW R. PERZ
                                                -----------------------
                                                Andrew R. Perz
                                                Controller
                                                (Principal Financial Officer)