Form 10-Q
period 2000-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2000-05-10
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X)         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 (631) 622-4700
                     (Telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X                No
                      -----

As of April 27, 2000, the Registrant had outstanding 3,892,389 shares of Common Stock, par value $0.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          March 31, 2000    June 30, 1999
                                                                          --------------    -------------
ASSETS                                                                     (unaudited)
Current Assets:
   Cash (including cash equivalents of approximately $668
      and $786, respectively)                                               $  4,185          $  2,898
   Investments                                                                 3,236             3,129
   Accounts receivable, net                                                    9,662             5,274
   Inventories                                                                14,281            12,436
   Deferred income taxes                                                         539               539
   Other                                                                       1,165               344
                                                                            --------          --------
                              Total current assets                            33,068            24,620
                                                                            --------          --------

Property, plant and equipment, net of accumulated depreciation
   and amortization of $23,320 and $21,279, respectively                      20,524            18,791
Other Assets                                                                     217               211
                                                                            --------          --------
                              Total assets                                  $ 53,809          $ 43,622
                                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                        $    181          $    542
   Accounts payable                                                            2,282             1,315
   Accrued expenses                                                            5,310             2,877
   Income taxes payable                                                        1,904               726
                                                                            --------          --------
                               Total current liabilities                       9,677             5,460
                                                                            --------          --------

Long-term debt                                                                 3,649             3,691
Deferred income taxes                                                          2,051             2,086
                                                                            --------          --------
                               Total liabilities                              15,377            11,237
                                                                            --------          --------

STOCKHOLDERS' EQUITY:
   Common stock ---$.01 par value; authorized 20,000 shares;
        (issued 4,115 and 4,068 shares, respectively)                             41                41
   Capital in excess of par value                                              7,331             6,944
   Retained earnings                                                          32,702            27,011
   Accumulated comprehensive loss:
      Unrealized (loss) gain on Investments available-for-sale, net              (62)                2
      Cumulative foreign currency translation adjustment                         (65)              (98)
                                                                            --------          --------
                                                                                (127)              (96)
                                                                            --------          --------
   Less:  Treasury stock, at cost, 242 shares                                  1,515             1,515

                                                                            --------          --------
                               Total stockholders' equity                     38,432            32,385
                                                                            --------          --------

                                                                            --------          --------
                               Total liabilities and stockholders' equity   $ 53,809          $ 43,622
                                                                            ========          ========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                               For the Quarter Ended March 31,  For the Nine Months Ended March 31,
                                                    2000           1999                2000           1999
                                                    ----           ----                ----           ----
Net sales                                         $ 18,424       $  9,954            $ 45,180       $ 27,097
Cost of sales                                        9,031          5,666              25,457         17,354

                                                  --------       --------            --------       --------
   Gross profit                                      9,393          4,288              19,723          9,743
                                                  --------       --------            --------       --------

Selling, general and administrative expenses         3,675          2,246               8,908          6,305
Research and development expenses                      722            506               1,970          1,442

                                                  --------       --------            --------       --------
   Operating expenses                                4,397          2,752              10,878          7,747
                                                  --------       --------            --------       --------

                                                  --------       --------            --------       --------
   Income from operations                            4,996          1,536               8,845          1,996
                                                  --------       --------            --------       --------

Other expense (income):
   Interest expense                                     97            109                 285            310
   Interest income                                    (109)           (57)               (261)          (229)
   Other                                                82             (1)                 66           (238)

                                                  --------       --------            --------       --------
                                                        70             51                  90           (157)
                                                  --------       --------            --------       --------

Income before provision for income taxes             4,926          1,485               8,755          2,153

Provision for income taxes                           1,724            519               3,064            753

                                                  --------       --------            --------       --------
Net income                                        $  3,202       $    966            $  5,691       $  1,400
                                                  ========       ========            ========       ========


Basic net income per common share                 $   0.83       $   0.25            $   1.48       $   0.36
                                                  ========       ========            ========       ========

Diluted net income per common share               $   0.78       $   0.25            $   1.42       $   0.36
                                                  ========       ========            ========       ========

Basic weighted average common
   shares outstanding                                3,844          3,786               3,832          3,835
                                                  ========       ========            ========       ========

Diluted weighted average common
  shares outstanding                                 4,087          3,786               4,000          3,835
                                                  ========       ========            ========       ========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           For the Nine Months Ended March 31,
                                                                  2000               1999
                                                           ---------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 5,691           $ 1,400
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                               2,339             1,925
      Loss (gain) on disposal of fixed assets                        69               (12)
      Stock award compensation expense                               --               178
      Realized gain on sale of investments                           (8)             (257)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                   (4,388)             (704)
      Inventories                                                (1,845)           (1,361)
      Other assets, net                                            (827)              (30)
      Accounts payable and accrued expenses                       3,400              (610)
      Income taxes payable                                        1,178                (3)

                                                                -------           -------
   Net cash provided by  operating activities                     5,609               526
                                                                -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                       (4,161)           (2,885)
      Purchase of investments                                    (1,809)             (102)
      Proceeds from sale of investments                           1,611             3,255
      Proceeds from sale of fixed assets                             20                13

                                                                -------           -------
   Net cash (used in) provided by investing activities           (4,339)              281
                                                                -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                            (403)             (680)
      Payments to acquire treasury stock                             --            (1,198)
      Proceeds from exercise of stock options                       387                --
      Proceeds from issuance of long-term debt                       --               796

                                                                -------           -------
   Net cash (used in) financing activities                          (16)           (1,082)
                                                                -------           -------


                                                                -------           -------
      Effect of exchange rate changes on cash                        33               (48)
                                                                -------           -------


      Net increase (decrease) in cash and cash equivalents        1,287              (323)


CASH AND CASH EQUIVALENTS, beginning of year                      2,898             2,069


                                                                -------           -------
CASH AND CASH EQUIVALENTS, end of period                        $ 4,185           $ 1,746
                                                                =======           =======

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION:

     The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of March 31, 2000 and the results of its operations for the three and nine month periods ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1999. Results for the three and nine month periods ended March 31, 2000 are not necessarily indicative of results which could be expected for the remainder of the fiscal year.

(2)  INVENTORIES:

     Inventories included in the accompanying consolidated financial statements consist of the following:

                                   March 31,                  June 30,
                                     2000                       1999
                                  ----------                  --------
                                            (in thousands)

Raw materials                     $    6,459                 $   5,874
Work-in-process                        4,888                     3,551
Finished goods                         2,934                     3,011
                                  ----------                  --------
                                  $   14,281                  $ 12,436
                                  ==========                  ========

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3)  EARNINGS PER SHARE:

     The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS Computation.

                                                        For the Quarter Ended March 31,
                                               2000                                        1999
                                               ----                                        ----
                                                      (in thousands, except per share data)

                                      Income         Share        Per-Share    Income        Share       Per-Share
                                   (Numerator)   (Denominator)      Amount   (Numerator) (Denominator)     Amount
                                   -----------   -------------      ------   ----------- -------------     ------
Basic EPS                            $ 3,202         3,844        $   0.83     $   966        3,786        $   0.25
                                                                  ========                                 ========
Effect of Dilutive Securities:
   Stock Options                                       243

Diluted EPS                          $ 3,202         4,087        $   0.78     $   966        3,786        $   0.25
                                     =======         =====        ========     =======        =====        ========


                                                     For the Nine Months Ended Ended March 31,
                                               2000                                        1999
                                               ----                                        ----
                                                      (in thousands, except per share data)

                                      Income         Share        Per-Share    Income        Share       Per-Share
                                   (Numerator)   (Denominator)      Amount   (Numerator) (Denominator)     Amount
                                   -----------   -------------      ------   ----------- -------------     ------
Basic EPS                            $ 5,691         3,832        $   1.48     $ 1,400        3,835        $   0.36
                                                                  ========                                 ========

Effect of Dilutive Securities:
   Stock Options                                       168

Diluted EPS                          $ 5,691         4,000        $   1.42     $ 1,400        3,835        $   0.36
                                     =======         =====        ========     =======        =====        ========

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4)  COMPREHENSIVE INCOME:

     The Registrant's comprehensive income is as follows:

                                                                     For The Three Months Ended March 31,
                                                                 2000                                          1999
                                                                 ----                                          ----
                                                                                 (in thousands)
Net income                                                               $ 3,202                                     $ 966
                                                                         -------                                     -----

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                   (35)                                      (44)

  Unrealized gains (losses) on investments:
  Gains (losses) on investments arising during
    period                                               30                                        (45)
   Less: reclassification adjustment for realized
     gains included in net income                        --                   30                    --                 (45)
                                                     ------              -------                ------               -----

Other comprehensive loss                                                      (5)                                      (89)
                                                                         -------                                     -----

Comprehensive income                                                     $ 3,197                                     $ 877
                                                                         =======                                     =====

                                                                      For The Nine Months Ended March 31,
                                                                 2000                                          1999
                                                                 ----                                          ----
                                                                                (in thousands)
Net income                                                               $ 5,691                                    $ 1,400
                                                                         -------                                     -----

Other comprehensive income (loss), net of tax:                                33                                        (49)
  Foreign currency translation adjustments

  Unrealized (losses) gains on investments:
    (Losses) gains on investments arising during
      period                                              (59)                                     24
     Less: reclassification adjustment for realized
       gains included in net income                         5                (64)                 167                  (143)
                                                       ------            -------                ------               -----

Other comprehensive loss                                                     (31)                                      (192)
                                                                         -------                                     -----

Comprehensive income                                                     $ 5,660                                    $ 1,208
                                                                         =======                                    =======

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results and delays in development of highly complex products, risks associated with international sales and sales to the U.
S. military, risk of customer contract or sales order cancellation and the other matters listed in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 under the caption "Item 1. Business - Cautionary Statements Regarding Forward-Looking Statements" and in the Registrant's other filings with the Securities and Exchange Commission. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward-looking statements made by the Registrant.


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2000
Compared with Three Months Ended March 31, 1999
-----------------------------------------------

         Net sales for the three months ended March 31, 2000 increased by 85% to $18,424, from $9,954 in the comparable quarter in the prior fiscal year. The increase in net sales was attributable to increases in virtually all product areas, with the strongest growth in thin film products and core domestic capacitors. Sales activity continued at similar rates during the first month of the fourth quarter and the Registrant expects to sustain the current level of business for the balance of the fiscal year. Sales to a major telecommunications OEM accounted for 19% of the Registrant's net sales in the three months ended March 31, 2000.

         The backlog of unfilled orders was $18,965 at March 31, 2000, compared to $10,014 at March 31, 1999 and $14,836 at December 31, 1999. The increase in backlog compared to both the comparable quarter in the prior fiscal year and the immediately preceding quarter was due primarily to the continued strong demand for the Registrant's products.

         Gross margin for the three months ended March 31, 2000 was 51% of net sales as compared to 43% for the comparable period in the prior fiscal year. The improvement in gross margin reported in the three months ended March 31, 2000 as compared to the comparable period in the prior fiscal year was principally due to the higher sales volume, particularly in thin film products, and the resulting increases in efficiency.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


         In February 2000, the Registrant commenced purchasing palladium, which is used in the manufacturing of the majority of the Registrant's capacitors, after not having done so for approximately 12 months. Prevailing market prices for palladium are significantly higher than prices the Registrant paid for palladium held in inventory at March 31, 2000. The Registrant has offset the increased costs of this material in part by increasing the prices of certain of its products that utilize large amounts of this material relative to their sales prices. The Registrant's newer products are being designed to minimize or eliminate the usage of palladium. At its current usage rate, the Registrant expects that, to the extent that it is not able to reflect increases in the market price of palladium in the prices of its products, these higher material prices may negatively impact gross margins in the latter half of fiscal year 2001.

         Selling, general and administrative expenses for the three months ended March 31, 2000 increased 64% to $3,675 as compared to $2,246 in the comparable period in the prior fiscal year. The increase was due to increased commissions as a result of the increase in net sales, an increase in bonus expense as a result of the increase in net income, a new executive incentive plan and expenses associated with the Registrant's new sales office in Stockholm, Sweden, which commenced operations in August 1999.

         Research and development expenses for the three months ended March 31, 2000 increased 43% to $722 as compared to $506 in the comparable period in the prior fiscal year. This increase was primarily the result of increased personnel costs due to the creation of a dedicated Radio Frequency design group. This group works with the Registrant's existing design and marketing personnel in order to accelerate the development of new products and increase the breadth of the Registrant's research and development activities.

         Primarily as a result of the foregoing, net income for the three months ended March 31, 2000 was $3,202, or $0.83 per common share ($0.78 per common share assuming dilution), compared to net income of $966, or $0.25 per common share ($0.25 per common share assuming dilution), for the comparable period in the prior fiscal year.

Nine Months Ended March 31, 2000
Compared with Nine Months Ended March 31, 1999
----------------------------------------------

         Net sales for the nine months ended March 31, 2000 increased 67% to $45,180 as compared to net sales of $27,097 for the comparable period in the prior fiscal year. The increase in sales was primarily the result of an increase in overall demand for thin film and core domestic commercial capacitors. Sales to a major telecommunications OEM accounted for 16% of the Registrants net sales in the nine months ended March 31, 2000.

         Gross margin for the nine months ended March 31, 2000 was 44% of net sales as compared to 36% for the comparable period in the prior fiscal year. The improvement in gross margin was primarily due to higher sales volume, particularly in thin film products, and the resulting increases in efficiency.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


         Selling, general and administrative expenses for the nine months ended March 31, 2000 increased 41% to $8,908 as compared to $6,305 in the comparable period in the prior fiscal year, primarily due to increased commissions as a result of the increase in net sales, an increase in bonus expense as a result of increase in net income, a new executive incentive plan and expenses associated with the Registrant's sales office in Stockholm, Sweden, which commenced operations in August 1999.

         Research and development expenses for the nine months ended March 31, 2000 increased 37% to $1,970 as compared to $1,442 in the comparable period in the prior year. This increase was primarily the result of increased personnel costs due to the creation of the dedicated Radio Frequency design group and general increases in recruitment and relocation expenses.

         As a result of the foregoing, net income amounted to $5,691, or approximately $1.48 per common share ($1.42 per common share assuming dilution), for the nine months ended March 31, 2000 compared to net income of $1,400, or approximately $0.36 per common share ($0.36 per common share assuming dilution), for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Registrant's financial position at March 31, 2000 remains strong as evidenced by working capital of $23,391 and stockholders' equity of $38,432. The Registrant's current ratio at March 31, 2000 was 3.4:1 as compared to a current ratio of 4.5:1 at June 30, 1999. The Registrant's quick ratio at March 31, 2000 was 1.9:1 compared to the quick ratio at June 30, 1999 of 2.2:1.

         Cash and investments increased by $1,394 to $7,421 at March 31, 2000 from $6,027 at June 30, 1999, primarily as a result of increased cash flow from profitable operations. Accounts receivable increased by 83% to $9,662 at March 31, 2000 from $5,274 at June 30, 1999 due to the higher level of sales. Inventories increased by 15% to $14,281 at March 31, 2000 from $12,436 at June 30, 1999, primarily due to an increase in work in process to support the increased level of sales. Accounts payable and accrued expenses increased by 81% to $7,592 at March 31, 2000 from $4,192 at June 30, 1999, primarily as a result of increased raw material purchases and increased bonus and commission expense. Income taxes paid in the nine month period ended March 31, 2000 were $1,886.

         In November 1998, the Registrant renewed a $2,000 revolving line-of-credit with NationsBank, NA ("NationsBank"), the successor to Barnett Bank of Jacksonville, N.A. ("Barnett Bank"), and secured a $3,500 line-of-credit with NationsBank for equipment purchases. Both lines bear interest at 2% above the three month rate for U. S. Dollar deposits on the London Interbank Market. Principal balances under the revolving line-of-credit will be repayable in eight quarterly installments commencing upon expiration of the revolving period. The outstanding principal under the equipment line of credit will be rolled over periodically into a self amortizing term note of not less than four nor more than seven years. The equipment loan is secured by the related equipment purchases. Borrowing under both lines is subject to compliance with certain financial covenants, including maintenance of asset and liability percentage ratios. As of March 31, 2000, the Registrant has borrowed an aggregate of $796 under the equipment line.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)


         In April 2000, the Registrant amended its loan agreement with Bank of America, N.A. ("Bank of America"), the successor to NationsBank, N.A. The amendment increased the revolving line-of-credit to $4,000 and changed the interest rate. Both lines now bear interest at 1 1/2 % above the one month rate for U.S. Dollar deposits on the London Interbank Market. All other terms and conditions of the loan agreement are substantially the same as those contained in the original agreement entered into during November 1998. At the same time, the outstanding principal balance under the equipment line of credit was rolled over into a seven-year term note. Principal on this note is payable in quarterly installments of $28, commencing July 1, 2000.

         Capital expenditures for the nine months ended March 31, 2000 totaled $4,161 of which $3,107 was for machinery and equipment. The Registrant intends to use cash on hand and its equipment line of credit to finance budgeted capital expenditures of approximately $2,300 for the remainder of fiscal year 2000, primarily for additions to and replacement of machinery and equipment, replacement of the information technology systems and facility expansion.

YEAR 2000
---------
         The Registrant had previously completed all remediation and testing of internal computer systems that it believed could have been affected by the "Year 2000" problem, and has not incurred any problems with the "Year 2000" problem to date. The Registrant did not incur, nor does it expect to incur, significant incremental expenditures related to its Year 2000 activities.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
-----------------------------------------------

         In fiscal year 2001, the Registrant will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Registrant has not yet completed its evaluation of the impact of this statement on its financial statements.

         FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Registrant does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Registrant will be required to adopt the accounting provisions of SAB No. 101 during fiscal year 2001. The Registrant does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

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

---------------------

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

12.  Filed herewith.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

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



                        AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)


     DATE:        May 5, 2000             BY: /s/ VICTOR INSETTA
                                              -------------------------------
                                              Victor Insetta
                                              President and Director
                                              (Chief Executive Officer)




     DATE:        May 5, 2000             BY: /s/ ANDREW R. PERZ
                                              ------------------------------
                                              Andrew R. Perz
                                              Controller
                                              (Principal Financial Officer)