Form 10-K
period 2000-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2000-09-21
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
   (X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000



                                       OR

   ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                                 ______to_______


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


       Registrant's telephone number, including area code: (631) 622-4700
           Securities registered pursuant to Section 12(b) of the Act:


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On September 8, 2000, the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of the Registrant's Common Stock on the American Stock Exchange on such date) held by nonaffiliates of the Registrant was approximately $ 79,864,000. (For purposes of this report, all officers and directors have been classified as affiliates, which classification shall not be construed as an admission of the affiliate status of any such person.)

         On September 8, 2000, the Registrant had outstanding 7,938,438 shares of Common Stock (which reflects the 2-for-1 stock split of the Company's Common Stock effected in the form of a 100 percent stock dividend effective April 24,
2000).

         Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on November 15, 2000 are incorporated into Part III of this report by reference.

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

     The Registrant designs, develops, manufactures and markets RF/Microwave/Millimeter/Wave ceramic capacitors, thin film products, and other passive components. The Registrant's products are focused primarily in the high reliability market for ultra-high frequency ("UHF") and microwave applications, including wireless electronics, fiber optics, medical electronics, semiconductor equipment and satellite equipment. Capacitors function within electronic circuits by storing and discharging precise amounts of electrical power. The Registrant believes that it is a leading manufacturer of multilayer capacitors ("MLCs") for UHF and microwave applications. Selling prices for the Registrant's MLCs typically range from $.15 to $7.50 or higher, whereas selling prices for commodity-type MLC units typically range from $.005 to $.10. Thin film products are ceramic substrates on which circuit patterns are printed by means of thin film processes, and are used by customers as building blocks in electronic circuits. Management believes the Registrant operates in only one industry segment - the electronic components industry.

     During the fiscal year ended June 30, 2000, the electronic components industry experienced unprecedented demand for product. In general, component manufacturers conducted programs to increase capacity, and lead times for product delivery were often extended. The Registrant responded to this situation by increasing capacity, strengthening infrastructure and increasing investment in new product initiatives. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

           STOCK SPLIT

     On April 11, 2000, the Company's Board of Directors declared a 2-for-1 stock split of the Company's common stock, which was effected in the form of a 100 percent stock dividend. The stock dividend was paid on May 15, 2000 to holders of record on April 24, 2000. All share and per share information in this Report have been adjusted to reflect the stock split.

           PRODUCTS

     The Registrant's traditional line of MLCs are available in predominantly four physical sizes designated "A" (.055 inch cube), "B" (.110 inch cube), "C" (.250 inch cube) and "E" (.380 inch cube); in three types of dielectrics: low-loss porcelain (the 100 series), zero temperature coefficient (the 700 series) and high dielectric constant (the 200 series); and in a variety of capacitance values. The 100 series, the Registrant's basic product line, is widely used in microwave equipment and is one of the three product lines that accounts for more than 10% of the Registrant's consolidated revenue, accounting for 47%, 50% and 51% of the Registrant's revenues in fiscal years 2000, 1999 and 1998, respectively. The 700 series has a slightly higher dissipation factor (i.e., is slightly less energy-efficient) than the 100 series, but because of its lower temperature coefficient is used in certain UHF/Microwave and lower frequency applications. The 700 series sales account for 11%, 13% and 17% of the Registrant's revenues in fiscal years 2000, 1999 and 1998, respectively. The 200 series has high packaging density and is used in microcircuits where high capacitance value is needed in a small space.

     The Registrant's MLCs are generally designed for critical performance applications, and are characterized by a high degree of reliability, low power dissipation and ruggedness. The MLCs can be broadly classified as either commercial or "hi-rel", based primarily upon the amount of testing involved. All are subject to precise measurement of capacitance, dissipation factor and insulation resistance. The Registrant's products are used in commercial and military applications, including wireless cellular and personal communications systems (PCS), medical imaging (i.e., magnetic resonance imaging), radio frequency power sources for semiconductor manufacturing, satellite communications, numerous aerospace systems, including radar and electronic warfare, and certain high-speed digital processing equipment.

     Approximately 67%, 56% and 53% of sales in fiscal years 2000, 1999 and 1998, respectively, were to commercial (i.e., applications other than hi-rel) domestic customers; and approximately 26%, 30% and 30% of sales in such fiscal years, respectively, were to foreign customers. For the fiscal years ended June 30, 2000, 1999 and 1998, the Registrant estimates that approximately 8%, 14% and 17% of sales, respectively, were sales of hi-rel products. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

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

     The Registrant has historically pursued the high-performance MLC market in which its products are typically applied in the manufacture of high-value capital equipment and which has commanded higher unit selling prices. The MLCs required for many of these applications constitute a small part of the circuit cost and, because performance requirements are stringent and the cost of component failure high, customers have been willing to pay higher prices associated with higher performance products. In recent years, the Registrant has mechanized its manufacturing processes to enable it to produce certain of its existing MLCs for the growing medium - priced niche market driven by telecommunications applications.

     The Registrant is also developing new capacitor products targeted towards the high volume markets. The first of these new products is the 600S which is targeted towards the high-performance, lower priced segment in the wireless industry. The 600S capacitor is smaller (.06" x .03" rectangle) and lower priced (approximately 2/3 the price of the lowest-priced comparable part) than the Registrant's traditional MLC's, and uses a new ATC-developed ceramic formulation to optimize performance for cellular and PCS operating frequencies. Sales from this product line, which was formally launched on June 16, 2000, amounted to less than 1% of the Registrant's revenues in fiscal year ended June 30, 2000.

     The Registrant also offers specialized capacitors designed to perform at frequencies higher than the useful range of typical microwave MLC's. The Registrant's Microcap(R), a single layer ceramic capacitor, was developed to meet certain applications where small size is critical and which operate at frequencies extending higher than those for which MLCs are typically chosen. Manufactured and sold in both hi-rel and commercial versions, these products are used in wideband wireless data communications, satellite communications, military systems and other microwave and millimeter-wave applications. Another product tailored to the same market, the 500S Broadband Microwave Capacitor
(BMC), was introduced in June 1998. This product is based on a patented construction designed to be compatible with customers' high-volume surface-mount assembly technologies. In each of the fiscal years ended June 30, 2000, 1999, and 1998, sales of these two product types combined amounted to less than 5% of revenues.


     The Registrant has diversified its product line in recent years through the development of custom product capability based on thin film technologies. The Registrant produces metallized circuits and passive components on high-quality ceramic substrates to customers' drawings and specifications. Thin film layers deposited on the ceramic substrate may consist of a variety of materials with specific conductive, resistive, capacitive, and other properties enabling the build-up of the desired circuit pattern. As with a typical circuit board, the customer may then attach discrete components and chips to complete the circuit. Thin film products are used by the Registrant's customers in a broad range of applications, including microwave components, fiber optic repeaters and high-density packaging of devices, typically where requirements for high reliability, small size and dimensional precision are paramount. The recent growth in the broad band telecommunications industry, including fiber optic applications, has led to increased demand for high performance circuit boards exemplified by thin film technology. In the fiscal years ended June 30, 2000, 1999, and 1998, thin film sales represented approximately 24%, 12%, and 6%, respectively, of revenues.

     In June 2000, the Registrant introduced a line of high power, passive resistive products. The Registrant's products, including standard resistors, terminations, attenuators and other customized products, consist of resistive and conductive layers deposited on a substrate of aluminum nitride, a base material chosen for its high thermal conductivity and its non-toxic properties. High power resistive products are used in many of the same types of equipment as are the Registrant's capacitor products. Other applications for these products reflect an expansion of the Registrant's customer base. Applications include RF and microwave products, including power amplifiers, up and down converters, and high power combiner/dividers. The markets for these products include the wireless and telecommunication markets, including base station and satellite communications, and a broad range of medical, military and other commercial applications. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

           MANUFACTURING

     The manufacturing process for MLCs involves four primary stages. The first, or "white room" stage, includes tape casting, multi-layer lamination, dicing, and firing of ceramic chips. In this phase layers of electrically conducting material are printed onto ceramic tape in patterns which eventually form the electrodes of the capacitor. The screen-printing technology used for the printing of such layers is referred to as "thick film". In the second, or "termination" stage, the ceramic chips are coated with silver. In the third, or "finishing" stage, the parts are then customized to specific order requirements for commercial applications. This stage includes, but is not limited to, chip plating, soldering of leads, laser marking, and chip packaging. The chips are tested electrically and inspected throughout the entire process. If the customer's specifications call for a higher level of performance assurance, the parts are put through a fourth stage, the hi-rel stage, where additional testing is performed.

     The Registrant currently manufactures MLCs at its facilities in Huntington Station, New York and Jacksonville, Florida. Its primary MLC manufacturing site is Huntington Station, consisting of three facilities, which aggregate approximately 54,000 square feet. Two of these facilities house the Registrant's state-of-the-art chip fabrication operations. These facilities are designed to provide optimum control of the Registrant's manufacturing processes and product quality, while substantially increasing its output capability.

     The Registrant is increasing capacity in its New York facilities for core MLC production in response to increases in market demand. During fiscal year 2000, the Registrant completed capacity expansion projects which, along with manufacturing staff additions, increased chip unit throughput approximately threefold during the 18 months ended June 2000. Additional capacity expansion projects to be completed by the third quarter of fiscal year 2001 will increase chip volume capability by another 50% over levels achieved at the end of fiscal year 2000. In addition, in August of fiscal year 2001, the Registrant purchased another building next to its existing facilities in New York which can add a minimum of 22,000 additional square feet of production space to the New York facility complex as such space is required.

     The Registrant also manufactures capacitors at its facilities in Jacksonville, Florida. During fiscal year 2000, the Registrant manufactured the 500S and 600S series capacitors at its Jacksonville facility, and also performed the first, or "white room", phase of manufacture for the 200 and 900 series. The Jacksonville facility is also the site of manufacture for the Registrant's thin film, resistor and Microcap(R) SLC product lines and serves as the Registrant's new product technology center.

     Portions of the Jacksonville facility have been redesigned over the last few years in order to accommodate what the Registrant refers to as its "Factory of the Future". Utilizing recently developed and acquired materials, processes and equipment, the Registrant can manufacture MLC products at this facility at higher degrees of precision and control and at a substantially lower cost with accompanying high output. Moreover, the manufacturing operations at this facility are flexible enabling the Registrant to produce ceramic structures of a wide variety of sizes, shapes and internal configurations.

     As differentiated from the "thick film" technology used in MLC manufacture, the manufacture of thin film circuits involves a method for the deposition of layers of conducting and other materials using "sputtering" technology. Also key to manufacture of these products is the use of laser machining of ceramic substrates. Unlike the manufacture of capacitors, where all products flow through the same manufacturing sequences, manufacturing processes for custom thin film products vary significantly in accordance with each customer's specifications. The thin film product line has grown rapidly during the last several years due to strong customer demand. The Registrant is currently constructing a 22,000 square foot facility on its Jacksonville Campus to expand its thin film manufacturing space. This facility, which should be adequate to triple capacity, is expected to come on line in early calendar year 2001. The Registrant plans to acquire additional equipment as required to meet production needs and, toward this end, recently acquired an advanced dual beam laser machining system as well as some other new equipment.

     Resistive products, Microcap(R) SLCs and BMCs all utilize various combinations of the production methods described in the preceding discussions. The manufacture of each product line typically involves dedicated equipment as well as certain manufacturing capabilities shared with the product lines previously discussed. During fiscal year 2000, the Registrant expanded its production capabilities for the Microcap(R) SLCs and established an initial production line for resistive products.

     In order to realize the potential of its expanding and diversifying product lines, and to more fully integrate all facets of its operations, the Registrant plans to replace its existing information system with a modern Enterprise Resource Planning System. Utilizing modern, commercially available information technology, the new system is intended to provide improved functionality and efficiency for better planning, control and responsiveness.

     The Registrant utilizes a large variety of specialized equipment for the fabrication, handling and testing of its products, including equipment which it has designed and constructed. The Registrant considers its capability to create its own unique equipment solutions, tailored to the particular needs of its product lines and technologies, to be a competitive advantage.

     Before full market introduction of a new product, the Registrant generally establishes a production line for the product and manufactures substantial quantities to evaluate and verify its ability to consistently meet quality and performance standards. Such efforts involve the dedication of equipment, materials and labor, and to the extent that these efforts do not result in saleable product, all costs are expensed. During fiscal year 2000, the Registrant's 600S and resistive product lines were in this phase of development.

     To complement its own manufacturing efforts and to provide a wide variety of product offerings to its customers, the Registrant has from time to time entered into arrangements with other manufacturers to produce certain products to the Registrant's specifications. These products accounted for approximately 2% of the Registrant's revenues in both fiscal years 2000 and 1999.

     Although the Registrant was able during fiscal year 2000 to selectively raise prices to cover increased costs of palladium (see "Item 1. BUSINESS -- RAW MATERIALS"). The historical pattern of industry price declines has largely prevented MLC producers, including the Registrant, from increasing prices and has forced the Registrant and competitors to rely on advances in productivity and efficiency in order to improve profit margins. Accordingly, the Registrant continuously looks to improve the production yields and efficiency of its manufacturing processes. The Registrant conducts continuous improvement programs targeted at streamlining manufacturing processes and increasing yields, and has established statistical process control techniques for maintaining key process steps within specified bounds and providing data to support continuous improvement. For additional information with respect to yields and efficiencies, see "Item 1. BUSINESS -- RESEARCH AND DEVELOPMENT".

     During fiscal year 2000, the Registrant's manufacturing facilities were operated under ISO-9002 registration.

           CUSTOMERS AND MARKETING

     The Registrant markets its products primarily to customers in the wireless fiber optic telecommunications, military, medical, semiconductor manufacturing and space industries. The customers included within these industries are manufacturers of microwave, high frequency and fiber optic systems, subsystems and equipment, including original equipment manufacturers and suppliers thereto, and government contractors and subcontractors. Most of the Registrant's products are used in the manufacture of capital equipment.

     The Registrant promotes its products through specialized trade shows, industry trade journal advertisements, a site on the Internet's World Wide Web and catalog direct mail programs. This past year, the Registrant started taking orders, on a limited basis, via its web site.

     During fiscal year 2000, the Registrant experienced substantially increased demand for its products. This increase was experienced over virtually all product types and applications, but was felt most strongly from manufacturers of wireless base-station equipment and their suppliers, and secondarily from manufacturers of fiber optic systems and products, semiconductor manufacturing equipment and medical electronics. As a consequence of this increased demand, and despite the Registrant's efforts to increase production output, production lead times were increased sharply for the Registrant's traditional capacitor lines. Additionally, shortfalls developed against some customer requirements, forcing the Registrant to allocate capacity among such customers. At the end of the fiscal year, as a result of increases in capacity, the Registrant was able to remove allocations on some products and began selectively to shorten lead times.

     In fiscal year 2000, the Registrant shipped to over 1800 customers as compared to approximately 1700 customers in fiscal years 1999 and 1998. The top ten customers combined accounted for approximately 35%, 27% and 25% of net sales in fiscal years 2000, 1999 and 1998, respectively. Sales to a major telecommunications OEM, Tyco International LTD., accounted for 15% of the Registrant's net sales in the twelve months ended June 30, 2000.

     The Registrant is a qualified producer of capacitors with the Defense Logistics Agency of the United States Department of Defense. This qualified status covers several varieties and types of capacitors. Maintenance of its qualified producer status is critical in order for the Registrant to continue to sell its hi-rel military product line. To date, the Registrant has not encountered any difficulty in maintaining its status as a qualified producer, and for some of these product types the Registrant believes it is presently the only supplier with such qualification.

     The Registrant typically sells its products through a combination of long-term contracts and a large number of individual purchase orders. The individual purchase orders are often subject to pricing agreements or logistics arrangements. Neither pricing agreements nor logistics arrangements are firm purchase orders, but each still requires that the Registrant commit to produce semi-finished or finished goods inventory in anticipation of receiving a purchase order for immediate shipment. Until the latter part of fiscal year 2000, the proportion of products shipped under long-term purchase orders had been declining for several years. The impact of this trend on the Registrant's business had been a long-term reduction in backlog and an increase in inventory, in relationship to revenues. During the latter part of fiscal year 2000, as shortages of passive components became prevalent in the electronics industry, in general, and among suppliers of MLCs, in particular this trend was reversed as many customers reverted to past practices of placing long-term firm orders in order to protect their sources of supply. The Registrant views this recent development as temporary and anticipates a return to the trend away from long-term ordering once current shortages subside. See "Item 1. BUSINESS -- SALES BACKLOG" and "Item 7. LIQUIDITY AND CAPITAL RESOURCES".

     Customers are invoiced simultaneously with merchandise shipments, and invoices are generally payable on a 30-day basis. Customers may also charge their purchases through the use of a credit/debit card. Sales returns are authorized and accepted by the Registrant in the normal course of business. An evaluation of the returned product is performed which typically results in either a credit or a shipment of replacement product to customers. The Registrant believes that it has provided an adequate reserve for returns in the accompanying consolidated financial statements.

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

     At June 30, 2000, the Registrant utilized approximately 21 sales representative organizations in the United States and approximately 17 sales representative and reseller organizations in foreign countries, principally Western Europe, Canada and the Far East. The Registrant's sales representatives and resellers generally have substantial engineering expertise which enables them to assist the Registrant in providing a high level of service to assist customers in generating product specifications and in providing applications assistance and maintaining contact with key customers. The Registrant employs regional sales managers to supervise its sales representatives and resellers and a staff of sales and applications specialists to provide direct contact with and support to customers. See "Item 1. BUSINESS -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

           FOREIGN SALES

     In fiscal years 2000, 1999 and 1998, sales to customers located outside the United States constituted 26%, 30% and 30% of net sales, respectively. The Registrant's overseas customers are located primarily in Western Europe, Canada and the Far East. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING" and Note 9 of Notes to Consolidated Financial Statements. Export sales are made through the Registrant's foreign sales corporation subsidiary. All foreign sales, except sales by the Registrant's wholly-owned subsidiaries in Sussex, England and Stockholm, Sweden, are, or are anticipated to be, denominated in United States dollars. In certain circumstances, the Registrant attempts to reduce the risk of doing business in foreign countries through the use of prepayment and by working closely with its foreign representatives and distributors in assessing business environments.

           SALES BACKLOG

     The Registrant's sales backlog was $26,130,000, $10,370,000, and $6,308,000 at June 30, 2000, 1999 and 1998, respectively. Backlog generally represents a combination of the Registrant's standard products and custom manufactured parts that require a longer lead time to produce. Prior to fiscal year 2000, customer requirements for the Registrant's standard products had been trending towards shorter lead times, which generally result in lower backlog for these products in relationship to sales levels. However, in fiscal year 2000, the Registrant experienced a shift in customer buying patterns for standard products. Due to the unprecedented supply shortage, many customers began placing orders months in advance. As a consequence of these advance orders, backlog increased as a proportion of sales. The Registrant expects this trend will reverse itself once the supply shortage is corrected. See "Item 1.
BUSINESS -- CUSTOMERS AND MARKETING".

     The Registrant offers its Quik-Pick 48 Hour System(R) program pursuant to which products are shipped within 48 hours from the time the order is placed. This program has consistently gained in popularity with its customers. In order to offer this program, the Registrant has to maintain higher inventory levels of certain products in proportion to total sales than it had in the past and higher than those maintained by some other capacitor manufacturers. The future contribution of the Quik-Pick program to the financial results of the Registrant depends critically on the Registrant's ability to accurately predict customer demand for the various products offered through the program. During most of fiscal year 2000, as a consequence of strong demand for the Registrant's capacitors in relationship to its manufacturing capabilities, inventory levels supporting the Quik-Pick program were substantially depleted impacting the Registrant's ability to fill Quik-Pick orders for these products on a timely basis. At the end of the fiscal year 2000 and continuing into the current fiscal year, the Registrant has begun to replenish these inventories.

           RESEARCH AND DEVELOPMENT

     The technology upon which the Registrant's products are based is subject to continued development of materials and processes to meet the demands of new applications and increased competition. The Registrant pursues a process-oriented strategy in which it conducts multi-year efforts aimed at developing integrated sets of materials and associated processes and equipment to provide the capability to create new or enhanced classes of products. Once a new set of technologies is established, the Registrant then seeks to develop and introduce various products using such technologies. The Registrant believes its future successes depend upon its ability to identify the requirements for future products and product enhancements, and to define, implement and successfully employ the technologies needed to meet those requirements. Accordingly, the Registrant believes that its research and development efforts are critical to its continued success.

     The Registrant conducts most of its research and development activities at its facility in Jacksonville, Florida. Activities are focused on the development of new product lines as well as improvement of existing products. Improvements in materials and process technology, and the development of specialized production equipment, are directed toward reducing product size and cost, as well as meeting new performance requirements that are identified through frequent customer contacts by the Registrant's sales and technical personnel. Products are introduced after extensive in-house testing and evaluations at selected customer sites.

     In fiscal year 1998, the Registrant completed construction of, and began operations in, a new research and development facility at its Jacksonville site housing development and pilot production lines for new products. The first new product line to be produced in the new facility, the Series 500S Broadband Microwave Capacitor, was introduced in June 1998. This product was the result of several years of development of new materials and processes suited to higher-frequency performance and lower manufacturing costs.

     During the quarter ended June 30, 1999, pilot production commenced on a second new product line, the 600S, designed to offer a unique combination of efficiency, voltage capability and energy storage capacity for newer, more price-sensitive applications in an industry standard package. The 600S was formally introduced on June 16, 2000. See "Item 1. BUSINESS -- PRODUCTS".

     During fiscal year 2000, the Registrant also conducted development activities on its new resistive product line and on enhancing its line of specialty higher frequency capacitors. See "Item 1. BUSINESS -- PRODUCTS". The Registrant also pursued several programs working closely with individual customers whom it considers to be leaders in their respective industries to develop special products to meet their specific requirements. The Registrant typically conducts such programs when it believes such products have potential applications reaching well beyond the initial customer's requirements. The Registrant's 500S product line arose from one such program conducted in past years.

     In fiscal year 2000, the Registrant began the development of a new high-density electronic packaging technology for radio frequency (RF) and microwave frequency broadband applications. This technology, commonly referred to as Low Temperature Co-fired Ceramic (LTCC), is based on high performance dielectric ceramic materials, some manufactured by the Registrant and others purchased from leading electronic materials manufacturers. Traditional RF and microwave circuits have been limited in size and performance by the use of only two dimensions to incorporate all RF elements and passive components, such as inductors, capacitors and resistors. LTCC technology enables the user to design circuits in the third dimension with the integration of the RF elements and passive components in the body of the electronic circuit. LTCC technology also provides the ability to design circuits with integrated RF components such as couplers, power dividers/combiners, filters and impedance transformers, and passive devices. In the fourth quarter of fiscal year 2000, the Registrant formed a LTCC product team led by individuals with expertise in LTCC materials and manufacturing technologies, and began the acquisition of equipment with a view toward establishing a dedicated prototype and limited production capability in early fiscal 2001.

     Expenditures for research and development were approximately $2,770,000, $1,981,000 and $1,813,000 in fiscal years 2000, 1999 and 1998, respectively, representing approximately 4% of net sales for fiscal year 2000 and 5% of net sales for both fiscal years 1999 and 1998. The Registrant anticipates that research and development expenditures in fiscal year 2001, expressed as a percentage of net sales, will increase somewhat compared to fiscal year 2000.

           RAW MATERIALS

     The principal raw materials used by the Registrant include silver, palladium, gold, other precious metals and titanate and other powders which are used in ceramic manufacture. Precious metals are available from many sources, although palladium is generally available from a limited number of metal dealers who obtain their product requirements from the Republic of South Africa or the Russian Federation.

     In February 2000, the Registrant commenced purchasing palladium, which is used in the manufacturing of the majority of the Registrant's capacitors, after not having done so for approximately 12 months. Prevailing market prices for palladium are significantly higher than prices the Registrant paid for palladium held in inventory at June 30, 1999. The Registrant has offset the increased costs of this material in part by increasing the prices of certain products that utilize large amounts of this material relative to their sales prices. The Registrant's newer products are being designed to minimize or eliminate the usage of palladium. At its current usage rate, the Registrant expects that, to the extent that it is not able to reflect increases in the market price of palladium in the prices of its products, these higher material prices will negatively impact gross margins.

           COMPETITION

     Competition in the broad MLC industry continues to be intense and, in general, is based primarily on price. In the hi-rel and UHF/Microwave market segment, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Registrant believes any competitive advantage it may have results from its ability to achieve consistent quality and reliability, fast deliveries and high levels of customer service. Potential growth of some commercial market applications may in the future increase the competitive importance of price in this market. The Registrant believes it competes in the UHF/Microwave market with several other manufacturers, both domestically and abroad, including AVX Corporation, Dover Corporation, Tekelek, Spectrum Control, Murata Electronics North America and Taiyo Yuden, most of which are larger and have broader product lines and greater financial, marketing and technical resources than the Registrant. There are other large commodity-type MLC manufacturers who have attempted to develop products for the UHF/Microwave market segment. While the Registrant believes these efforts have not produced significant results to date, there can be no assurance that such efforts will not be successful in the future. New product developments may lead the Registrant into markets where there are existing competitors that may have significantly greater financial and technical resources and greater expertise in mass production techniques than the Registrant.

           ENVIRONMENTAL COMPLIANCE

     The Registrant produces hazardous waste in limited quantities in the production of capacitors. Accordingly, the Registrant's manufacturing operations are subject to various federal, state and local laws restricting the discharge of such waste into the environment. The Registrant recycles some of its hazardous wastes and disposes of the remainder through licensed carriers, which are required to deposit such waste at licensed waste sites. The Registrant believes that it is in material compliance with all applicable federal, state and local environmental laws and does not currently anticipate having to make material capital expenditures to remain in compliance therewith.

           PATENTS AND PROPRIETARY INFORMATION

     Although the Registrant has manufacturing and design patents and pending patent applications, and although the Registrant will continue to seek the supplemental protection afforded by patents, the Registrant generally considers protection of its products, processes and materials to be more dependent upon proprietary knowledge and on rapid assimilation of innovations than on patent protection. The Registrant's porcelain and ceramic formulations are considered trade secrets, which are protected by internal non-disclosure safeguards and employee confidentiality agreements. There can be no assurance that the steps taken by the Registrant to protect its rights will be adequate to deter misappropriation, or that an independent third party will not develop functionally equivalent technology.

           EMPLOYEES

     At June 30, 2000, the Registrant employed 437 persons at its facilities in New York, of which nine were employed on a part-time basis; 258 persons at its facility in Florida, of which three were employed on a part-time basis; and six persons in sales offices in Europe. Of the 701 persons employed by the Registrant, 52 were involved in research and development activities, 570 in manufacturing, testing and as support personnel and 79 in selling and general administrative activities. None of the Registrant's employees are covered by collective bargaining agreements. The Registrant considers its relations with its employees to be satisfactory.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as statements made in press releases and oral statements that may be made by the Registrant or by officers, directors or employees of the Registrant acting on the Registrant's behalf that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Registrant to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. The cautionary statements set forth below identify certain factors that could cause such differences. In addition to statements which explicitly describe risks and uncertainties, readers are urged to consider statements labeled with terms such as "believes", "belief", "expects", "plans", "anticipates", or "intends" to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear.

     The Registrant's products are used in the production of a variety of highly complex electronic products manufactured for the military and for commercial use. Accordingly, demand for the Registrant's products is highly dependent upon demand for the products in which they are used. The Registrant's results, from time to time, have been negatively impacted by a general decrease in demand for technology and electronic products in the United States and abroad. There can be no assurance that the demand will continue to increase or that, even if it does continue to increase, the demand for the Registrant's products will continue to increase. In addition, there can be no assurance that the Registrant will not have an order cancelled after receipt into backlog.

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

     During the Company's fiscal year ended June 30, 2000, the Company's ten largest customers accounted for approximately 35% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING".

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

     The Registrant's business may be adversely affected by difficulties in obtaining raw materials and other items needed for the production of its products, the effects of quality deviations in raw materials and fluctuations in prices of such materials. Palladium, a precious metal used in the production of the Registrant's capacitors, is currently available from a limited number of metal dealers who obtain product from the Republic of South Africa or the Russian Federation. A prolonged cessation or reduction of exports of palladium by the Republic of South Africa or the Russian Federation could have a material adverse effect on the Registrant's business.

     Certain raw materials used by the Registrant may fluctuate in price. See "Item 1. BUSINESS -- RAW MATERIALS" for information concerning recent increases in prevailing market prices for palladium. To the extent that the Registrant is unable to pass on increases in the costs of such materials to its customers, this may adversely affect the gross profit margins of those products using such materials.

     Competition in the MLC industry is intense and, in general, is based primarily on price. In the hi-rel and UHF/Microwave market segments, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Registrant competes with a number of large MLC manufacturers who have broader product lines and greater financial, marketing and technical resources than the Registrant. Growth of some commercial market applications has increased, and is expected to continue to increase, the competitive importance of price. There can be no assurance that the Registrant will be able to improve the productivity and efficiency of its manufacturing processes in order to respond to pricing pressures, or to successfully design new processes and products, and the failure to do so could have a material adverse effect on the Registrant's business.

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


        Address of Facility                Primary Function                  Square Footage Occupied       Type of Occupancy
        -------------------                ----------------                  -----------------------       -----------------
        10 Stepar Place
        Huntington Station, New York       Production                                   10,900             Owned

        11 - 13 Stepar Place               Purchased in August 2000.
        Huntington Station, New York       Future use to be determined.                 22,000             Owned

        15 Stepar Place                                                                                    Leased from Principal
        Huntington Station, New York       Production                                   35,000             Stockholder (1)

        One Norden Lane
        Huntington Station, New York       Production                                    8,400             Owned

        17 Stepar Place
        Huntington Station, New York       Corporate, sales, administration             18,000             Owned

        2201 Corporate Square Blvd.        Production, research                                            Leased from Principal
        Jacksonville, Florida              and development                              61,500             Stockholder (1)

        Unit 5, Redkiln Way                Sales and distribution
        Sussex, England                    office                                        2,400             Owned

        Ellipsvaegen 5
        SE-141 75                          Sales and distribution
        Kugens Kurva, Sweden               office                                        2,400             Leased

      (1) See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Notes 4 and 7 of Notes to Consolidated Financial Statements.

      In fiscal year 1998, the Registrant added 10,000 square feet at its Jacksonville facility through new construction and renovation which houses, among other things, a pilot product production line for use in product development and refinement.

      In fiscal year 1999, the Registrant renovated part of its facility at One Norden Lane which will provide increased capabilities for its manufacturing operations.

     In fiscal year 2000, the Registrant began additional renovation on its facility at One Norden Lane in order to move part of its production into the facility and increase capacity. This renovation is expected to be completed in fiscal 2001.

     In fiscal year 2001, the Registrant will add 22,000 square feet to its existing New York facilities and 31,000 square feet to its Jacksonville facilities in order to meet its near term capacity requirements. See "Item 1. BUSINESS -- PRODUCTS -- RESEARCH AND DEVELOPMENT -- MANUFACTURING".

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant is not currently a party to any significant legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

           EXECUTIVE OFFICERS

     The executive officers of the Registrant are as follows:

     Victor Insetta, age 60, co-founded the Registrant in 1966 and has served as President and Chief Executive Officer and a director of the Registrant since its organization.

     Richard Monsorno, age 48, has been employed by the Registrant in various capacities since 1983. In August 1996, he was appointed Senior Vice President - Technology.

     Stuart P. Litt, age 59, joined the Registrant in September 1996 as Senior Vice President - Operations. From 1992 until his employment by the Registrant, he served as an associate of OEM Capital, an investment banking firm specializing in the electronics industry. Mr. Litt has also served as a director of the Registrant since 1993.

     Kathleen M. Kelly, age 46, has been employed by the Registrant in various capacities since 1974. She has served as Vice President - Administration and as corporate Secretary since November 1989.

     Michael C. Giacalone, age 62, joined the Registrant in March 1999 as Vice President - Advanced Products Operations. From 1985 until his employment by the Registrant, he served as President and Director of Res-Net Microwave, Inc., a manufacturer of resistive products.

     David P. Ott, age 58, joined the Registrant in June 1999 as Vice President
- New York Manufacturing. From 1997 until his employment by the Registrant, he served as Chief Operating Officer of Great Lakes Industries, LLC, a manufacturer of metal and ceramic materials. In 1997, prior to joining Great Lakes he was a Senior Management Consultant for Murak and Associates, LLC, an executive consulting firm. From 1985 to 1996, he was the Vice President of Operations for the Tam Ceramics unit of Cookson, plc (UK), a manufacturer of ceramic capacitor materials.

     Judah Wolf, age 54, has been managing the Registrant's thin film operations in Jacksonville, Florida since 1993. In 1999, he was appointed Vice President - Thin Film Operations.

     The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the Registrant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

           MARKET INFORMATION

     The Registrant's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "AMK". The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended June 30, 2000 and June 30, 1999, as adjusted for the 2-for-1 stock split of the Company's common stock effected in the form of a 100 percent stock dividend effective April 24, 2000.


                             Fiscal 2000                     Fiscal 1999
                             -----------                     -----------
Quarter Ended:            High        Low                  High       Low
--------------            ----        ---                  ----       ---
September                $ 6.69      $ 3.75              $ 4.66     $ 3.25

December                   8.50        3.75                4.07       2.94

March                     22.38        6.50                3.82       2.69

June                      53.75       15.50                4.57       2.82

           NUMBER OF STOCKHOLDERS

     As of September 8, 2000, there were approximately 319 holders of record of the Registrant's common stock. The Registrant believes numerous shares are held of record by brokerage and other institutional firms for their customers.

           DIVIDENDS

     During fiscal year 2000, the Company declared a 2-for-1 stock split of the Company's common stock, which was effected in the form of a 100 percent stock dividend effective April 24, 2000. The Registrant has not paid any cash dividends on its common stock during the past two fiscal years. It is the present policy of the Registrant's Board of Directors to retain earnings to finance the expansion of the Registrant's operations and not to pay cash dividends on its common stock.

           SALES OF UNREGISTERED SECURITIES

     Pursuant to an employment agreement with an officer entered into in 1996 in connection with the commencement of his employment, the Registrant issued to the officer an aggregate of 5,704 and 20,834 shares of common stock during the fiscal years ended June 30, 1999 and 1998, respectively.

     Pursuant to the employment agreement between the Registrant and its President and Chief Executive Officer, the officer is entitled to an annual bonus based upon the Registrant's net income. In September 1998, the Registrant amended the employment agreement, effective for fiscal years beginning with the fiscal year ended June 30, 1998, to allow the Registrant, at its option, to pay such bonus in stock, cash or a combination thereof, subject to certain limitations. For the fiscal year ended June 30, 1998, the Registrant elected to pay 50% of such bonus in shares of common stock. Accordingly, on September 11, 1998, the Registrant issued 40,908 shares of common stock to this officer in partial payment of such bonus.

     Pursuant to the terms of an employment agreement with another officer, in September 1998, the Registrant elected to purchase from the officer certain inventories of ceramic substrate owned by the officer and to pay for such inventories in part by the issuance of 25,400 shares of common stock.

     In November 1998, the Registrant issued 2,000 shares of common stock to each of four employees as a stock bonus.

      In March 1999, and again in June 1999, the Registrant issued 20,000 shares of common stock to each of two officers as a stock bonus.

      In May 1999, the Registrant issued 1,500 shares of common stock to one employee, and 1,000 shares of common stock to each of two employees, as a stock bonus.

      In June 1999, the Registrant issued 4,000 shares of common stock to an employee as a stock bonus.

      None of the shares listed above were registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereunder or because they were issued in a transaction that did not constitute a sale requiring registration under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

      The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 14 of this report. The Consolidated Financial Statements include the operations of the Registrant and its wholly-owned subsidiaries, American Technical Ceramics (Florida), Inc., ATC International Technical Ceramics, Inc., Phase Components Ltd. and ATC Nordic A.B.

                                                                      Fiscal Years Ended June 30,
                                                                      ---------------------------
                                                               (In thousands, except per share amounts)
                                                               ----------------------------------------

                                                      2000          1999           1998          1997          1996
                                                      ----          ----           ----          ----          ----
INCOME STATEMENT DATA:
Net sales.....................................      $66,508       $37,565        $40,399       $36,529       $33,884
                                                    -------       -------        -------       -------       -------
Gross profit..................................      $30,104       $13,923        $17,032       $14,260       $11,350
                                                    -------       -------        -------       -------       -------
Income from operations........................      $14,065       $ 3,136        $ 6,499       $ 5,578       $ 3,178
                                                    -------       -------        -------       -------       -------
Net income....................................      $ 9,071       $ 2,129        $ 4,202       $ 3,429       $ 2,063
                                                    -------       -------        -------       -------       -------
Basic net income per common share (1).........      $  1.18       $  0.28        $  0.54       $  0.44       $  0.27
                                                    -------       -------        -------       -------       -------
Diluted net income per common share (1).......      $  1.11       $  0.28        $  0.52       $  0.44       $  0.27
                                                    -------       -------        -------       -------       -------
Cash dividends paid per common share..........      $   -         $   -          $   -         $   -         $   -
                                                    -------       -------        -------       -------       -------

BALANCE SHEET DATA:
Property, plant and equipment, net............      $22,902       $18,791        $17,703       $15,404       $14,152
                                                    -------       -------        -------       -------       -------
Total assets..................................      $59,787       $43,622        $42,329       $37,124       $33,058
                                                    -------       -------        -------       -------       -------
Long-term debt, less current portion..........      $ 3,486       $ 3,691        $ 3,338       $ 3,825       $ 3,642
                                                    -------       -------        -------       -------       -------
Working capital...............................      $27,087       $19,160        $18,119       $16,293       $13,557
                                                    -------       -------        -------       -------       -------

QUARTERLY FINANCIAL DATA:
(unaudited)                   (In thousands, except per share amounts)

                                                                               Basic             Diluted
                                                                             Net Income        Net Income
Quarter Ended          Net Sales        Gross Profit       Net Income      Per Share (1)      Per Share (1)
-------------          ---------        ------------       ----------      -------------      -------------
Fiscal 2000
-----------

September               $11,863            $ 4,000         $   830            $  0.11            $ 0.11

December                 14,893              6,330           1,659               0.22              0.21

March                    18,424              9,393           3,202               0.41              0.39

June                     21,328             10,381           3,380               0.44              0.40
                        -------            -------         -------            -------            ------
   Total                $66,508            $30,104         $ 9,071            $  1.18            $ 1.11
                        -------            -------         -------            -------            ------

Fiscal 1999
-----------

September               $ 8,639            $ 2,417         $   (82)           $ (0.01)           $(0.01)

December                  8,504              3,038             516               0.06              0.07

March                     9,954              4,288             966               0.13              0.12

June                     10,468              4,180             729               0.10              0.10
                        -------            -------         -------            -------            ------
   Total                $37,565            $13,923         $ 2,129            $  0.28              0.28
                        -------            -------         -------            -------              ----


(1) Per share data was revised to reflect the 2-for-1 stock split of the Company's common stock effected in the form of a 100 percent stock dividend effective April 24, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 14 of this report. Per share data has been revised to reflect the 2-for-1 stock split of the Company's common stock effected in the form of a 100 percent stock dividend effective April 24, 2000.

               RESULTS OF OPERATIONS

           FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

     Net sales for the fiscal year ended June 30, 2000 were $66,508,000, an increase of 77% from the $37,565,000 recorded in the fiscal year ended June 30, 1999. Domestic sales increased by 87% to $49,462,000 in fiscal year 2000 from $26,445,000 in fiscal year 1999. International sales increased by 53% to $17,046,000 in fiscal year 2000 from $11,120,000 in fiscal year 1999. The increase in total net sales resulted primarily from an increase in demand for the Registrant's core capacitor products in both foreign and domestic markets. Sales of thin film products increased by 252% to $16,015,000 in fiscal year 2000 from $4,555,000 in fiscal year 1999. Thin film products experienced steady and consistent growth throughout each quarter of the fiscal year.

     Throughout fiscal year 2000, the Registrant experienced a significant increase in customer orders. This increase was experienced in all market sectors but was most pronounced in the wireless infrastructure, fiber optic and semiconductor manufacturing equipment sectors. As a result of the strong increase in demand for core capacitors and thin film products, the Registrant recorded record high bookings of $81,636,000 in fiscal year 2000, an increase of 96% over fiscal year 1999's record bookings of $41,580,000.

     During the fiscal year ended June 30, 2000, some of the Registrant's products were on allocation, delivery times had been extended and customers had changed their ordering patterns. In recent years, customers have been using various arrangements, such as rolling forecasts and kan-ban systems, to shorten their horizons for hard orders. To protect themselves against potential supply shortages, many have reverted back to prior practice of placing long-term orders to lock in supplier commitments.

     This ordering trend appeared to the Registrant to have reached a peak in the fourth quarter of fiscal year 2000, generating a large backlog for many of the Registrant's products. Based on early observations of market activity, in the first quarter of fiscal year 2001, it appears to the Registrant that most of its customers are satisfied with the quantities of product they already have on order and are placing new orders on an incremental basis.

     Gross margins were 45% of net sales in fiscal year 2000 compared with 37% in fiscal year 1999. The increase in gross margins was primarily attributable to higher sales volume, particularly in thin film products, and the resulting increases in efficiency.

     Operating expenses totaled $16,039,000, or 24% of net sales, in fiscal year 2000 compared with $10,787,000, or 29% of net sales, in fiscal year 1999. The increase in operating expenses from the prior fiscal year was primarily attributable to increases in research and development staff due to the formation of a dedicated Radio Frequency design group, increased sales commission expense as a result of the increase in net sales, an increase in bonus expense due to increases in net income, a new executive incentive plan and expenses associated with the Registrant's sales office in Stockholm, Sweden, which commenced operations in August 1999.

     Net interest expense was $40,000 in fiscal year 2000 compared to net interest expense of $111,000 in fiscal year 1999. The decrease in net interest expense was attributable to decreases in loan balances during fiscal year 2000 as compared to fiscal year 1999 and an increase in interest income on cash and investments.

     The Registrant recorded other expense of $69,000 in fiscal year 2000 as compared to other income of $251,000 in fiscal year 1999. Other expense in fiscal year 2000 consisted of losses on disposals of fixed assets.

     The effective income tax rate for both fiscal year 2000 and fiscal year 1999 was approximately 35%.

     As a result of the foregoing, the Registrant reported net income of $9,071,000, or $1.18 per common share ($1.11 per common share assuming dilution), for fiscal year 2000 as compared with net income of $2,129,000, or $0.28 per common share ($0.28 per common share assuming dilution), for fiscal year 1999.

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

     Beginning in the second half of fiscal year 1999, the Registrant experienced a significant increase in customer orders. This increase was most pronounced in the wireless infrastructure and semiconductor manufacturing equipment sectors. Those two sectors had been observed to be among the hardest hit during the economic turmoil in Asia in the immediately preceding twelve months. As a result of the second half increase in demand for core products and a strong twelve months for thin film products, the Registrant recorded bookings of $41,580,000 in fiscal year 1999, the highest level of bookings it had ever achieved up to that point.

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

     Operating expenses totaled $10,787,000, or 29% of net sales, in fiscal year 1999 compared with $10,533,000, or 26% of net sales, in fiscal year 1998. The increase in operating expenses was primarily attributable to increases in research and development staff, advertising and promotional expenses, and expenses related to stock awards granted during the fiscal year.

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

     As a result of the foregoing, the Registrant reported net income of $2,129,000, or $0.28 per common share ($0.28 per common share assuming dilution), for fiscal year 1999 as compared with net income of $4,202,000, or $0.54 per common share ($0.52 per common share assuming dilution), for fiscal year 1998.

           LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's financial position at June 30, 2000 remains strong as evidenced by working capital of $27,087,000 as compared to working capital of $19,160,000 at June 30, 1999. The Registrant's current ratio at June 30, 2000 was 3.8:1 compared to 4.5:1 at June 30, 1999. The decrease in the current ratio was primarily due to accrued expenses increasing at a higher rate than current assets. The Registrant's quick ratio at June 30, 2000 was 2.1:1 compared to 2.2:1 at June 30, 1999.

     Cash and investments decreased to $5,523,000 at June 30, 2000 compared to $6,027,000 at June 30, 1999. The decrease in cash and investments was primarily the result of funding $7,262,000 of additions to property, plant, and equipment, including expenditures for the planned replacement of information technology systems, facility expansions and purchases of raw materials, principally palladium offset in part by proceeds from stock option exercises. Accounts receivable increased by $7,412,000 to $12,686,000 at June 30, 2000 as compared to $5,274,000 at June 30, 1999. The increase in accounts receivable was attributable to the higher sales volume, particularly in the fourth quarter of fiscal year 2000. Inventories increased by $3,697,000 to $16,133,000 at June 30, 2000 as compared to $12,436,000 at June 30, 1999. This increase was attributable to an increase in work in process as a result of the increase in customer orders and increased inventories of raw materials, particularly palladium, purchased as a hedge against unavailability and unstable pricing for this primary raw material for the Registrant's products. See "Item 1. BUSINESS -- RAW MATERIALS".

     Accounts payable increased by $914,000 to $2,229,000 at June 30, 2000 as compared to $1,315,000 at June 30, 1999. The increase in accounts payable was the result of higher spending for general operating purposes. Accrued expenses increased by $3,795,000 to $6,672,000 at June 30, 2000 as compared to $2,877,000 at June 30, 1999 as a result of higher accrued bonuses and stock awards for executives, managers and employees due to higher pretax profits in fiscal year 2000 as compared to fiscal year 1999. Income taxes payable decreased by $506,000 at June 30, 2000 to $220,000 as compared to $726,000 at June 30, 1999 as a result of the tax benefit of disqualifying dispositions of stock option exercises partially offset by increases in income tax liabilities resulting from higher taxable income for fiscal year 2000 compared to fiscal year 1999.

     The Registrant leases a manufacturing facility from a partnership controlled by the Registrant's President and Chief Executive Officer and principal stockholder under a capital lease. The lease was amended as of September 30, 1998, primarily to reflect certain additions to the facility which were placed into service in fiscal year 1997. See "Item 2. PROPERTIES". Under the amended lease, the Registrant is obligated to pay approximately $461,000 per annum. The payments due over the remaining ten years of this capital lease, including the portion related to interest, total approximately $4,727,000. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Note 4 of Notes to Consolidated Financial Statements.

     In November 1998, the Registrant renewed a $2,000,000 revolving line of credit with NationsBank, NA ("NationsBank"), the successor to Barnett Bank of Jacksonville, N.A. ("Barnett Bank"), and secured a $3,500,000 line of credit with NationsBank for equipment purchases. Both lines bore interest at 2% above the three month rate for U. S. Dollar deposits on the London Interbank Market. Principal balances under the revolving line of credit will be repayable in eight quarterly installments commencing upon expiration of the revolving period. The outstanding principal under the equipment line of credit rolls over periodically into a self-amortizing term note of not less than four nor more than seven years. The equipment loan is secured by the related equipment purchases. Borrowing under both lines is subject to compliance with certain financial covenants, including maintenance of asset and liability percentage ratios.

     In April 2000, the Registrant amended its loan agreement with Bank of America, N.A. ("Bank of America"), the successor to NationsBank. The amendment increased the revolving line of credit to $4,000,000 and changed the interest rate. Both lines now bear interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market. All other terms and conditions of the loan agreement are substantially the same as those contained in the original agreement entered into during November 1998. At the same time, the then outstanding principal balance under the equipment line of credit of $796,000 was rolled over into a seven-year term note. Principal on this note is payable in quarterly installments of $28,500, commencing July 1, 2000. As of June 30, 2000, the Registrant did not incur any borrowings under the revolving line of credit and has borrowed an aggregate of $984,000 under the equipment line.

     In August 1999, the Registrant paid the remaining balance due under an unsecured loan from Bank of America (successor to Barnett Bank), which it initially obtained in September 1994. In October 1999, the Registrant paid the remaining balance due under two separate loans from European American Bank ("EAB") which it initially obtained in February 1995 that were secured by capital equipment.

     In August 2000, the Registrant secured a mortgage loan in the principal amount of approximately $800,000 with EAB secured by the recently purchased facility at 11 - 13 Stepar Place. The term of the loan is 10 years to be repaid in 120 equal installments. The mortgage is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The mortgage loan bears interest at 1 1/2 % above the six month rate for U.S. Dollar deposits on the London Interbank Market.

     The Registrant intends to use cash on hand and available lines of credit to finance budgeted capital expenditures, primarily for equipment acquisition and facility expansion, of approximately $7,500,000 in fiscal year 2001.

     In June 1990, the Registrant announced its first stock purchase program pursuant to which it was authorized to purchase up to $1,000,000 of its common stock. In September 1998, the Board of Directors authorized the purchase of up to an additional $1,000,000 of the Registrant's common stock under a second stock purchase program. As of June 30, 1999, the Registrant had expended the entire amount available under both programs and had purchased an aggregate of 950,000 shares.

           INFLATION

     The Registrant does not expect the effects of inflation to have a significant impact on its liquidity or results of operations.

           ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

       In fiscal year 2001, the Registrant will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for the recognition and measurement of derivatives and hedging activities and requires all derivative instruments to be recorded on the balance sheet at fair value. The Registrant has not yet completed its evaluation of the impact of this statement on its financial statements.

     FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"), provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Registrant does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Registrant will be required to adopt the accounting provisions of SAB No. 101 during fiscal year 2001. The Registrant does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

           MARKET RISKS

     The Registrant has identified four market risks relative to its business: interest rate risk, foreign currency exchange rate risk, commodity price risk and security price risk. The Registrant has managed its market risk exposures in order to minimize their potential impact on its financial condition and results of operations. Specifically:

     a) Interest rate risk. In light of the Registrant's existing cash balances, the results of its operations, the terms of its debt obligations and its projected capital needs, it does not believe that a significant change in interest rates would have a significant impact on its consolidated financial position. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES"

     b) Foreign currency exchange rate risk. With the exception of sales by two of the Registrant's wholly-owned subsidiaries, one in the United Kingdom (which are denominated in Pounds) and the other in Sweden (which are denominated in Krona), all transactions are denominated in U.S. Dollars. At the present time, the contribution of these subsidiaries to the Registrant's consolidated results of operations is not significant. See Note 9 of Notes to Consolidated Financial Statements. Accordingly, fluctuations in exchange rates would not presently have a material adverse effect on the Registrant's operations.

     c) Commodity price risk. In light of recent increases in the price of palladium, the Registrant has purchased additional inventories of this raw material as a hedge against future unavailability and unstable pricing. See "Item 1. BUSINESS -- RAW MATERIALS" and "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --LIQUIDITY AND CAPITAL RESOURCES". The Registrant believes that, based upon its current levels of production, it owns a sufficient supply of palladium, such that the Registrant would not have to buy any additional quantities for the next six months should there be a short term increase in price. However the Registrant continues to purchase palladium, as it does not believe the price will decrease in the near term.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15, 2000 is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15, 2000 is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and the information relating to beneficial ownership of the Registrant's common stock in the table under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15, 2000 is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15, 2000 is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS                                             PAGE NO.
     --------------------                                             --------

     Index to Consolidated Financial Statements...................      F
     Independent Auditors' Report.................................      F-1
     Consolidated Financial Statements
           Balance Sheets as of June 30, 2000 and 1999............      F-2
           Statements of Earnings
              Years Ended June 30, 2000, 1999 and 1998  ..........      F-3
           Statements of Stockholders' Equity
              Years Ended June 30, 2000, 1999 and 1998............      F-4
           Statements of Cash Flows
              Years Ended June 30, 2000, 1999 and 1998 ...........      F-5
           Notes to Consolidated Financial Statements ............      F-6

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

(c)  EXHIBITS
     --------
Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) (the "Registration Statement") and are incorporated herein by reference to the same exhibit thereto:

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3(a)(i)       -   Certificate of Incorporation of the Registrant.

3(a)(ii)      -   Amendment to Certificate of Incorporation.  (4)

3(b)(i)       -   By-laws of the Registrant.

9(a)(i)       -   Restated Shareholders' Agreement, dated April 15, 1985, among
                  Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                  Registrant.

10(b)(i)      -   Amended and Restated Lease, dated September 25, 1998, between
                  Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant for premises at 15 Stepar Place, Huntington
                  Station, N.Y. (9)

10(c)(i)      -   Form of 1985 Employee Stock Sale Agreement between the
                  Registrant and various employees.

10(c)(ii)     -   Form of Employee Stock Bonus Agreement, dated as of July 1,
                  1993, between the Registrant and various employees. (3)

10(c)(iii)    -   Form of Employee Stock Bonus Agreement, dated as of April 19,
                  1994, between the Registrant and various employees. (3)

10(c)(iv)     -   Form of Employee Stock Bonus Agreement, dated as of April 20,
                  1995, between the Registrant and various employees. (4)

10(e)(i)      -   Amended and Restated Lease, effective as of July 1, 1996,
                  between V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (6)

10(e)(ii)     -   First Amendment to Amended and Restated Lease, dated as of May
                  1, 1998, between V.P.I. Properties Associates, d/b/a V.P.I.
                  Properties Associates, Ltd., and American Technical Ceramics
                  (Florida), Inc. (8)

10(e)(iii)    -   Second Amendment to Amended and Restated Lease, dated as of
                  September 30, 1998, but effective as of May 1, 1998 between,
                  V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (9)

10(f)         -   Purchase Agreement, dated May 31, 1989, by and among Diane
                  LaFond Insetta and/or Victor D. Insetta, as custodians for
                  Danielle and Jonathan Insetta, and American Technical Ceramics
                  Corp., and amendment thereto, dated July 31, 1989. (4)

10(g)(iii)    -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (4)

10(g)(iv)     -   Employment Agreement, dated April 3, 1985, between Victor
                  Insetta and the Registrant, and Amendments No. 1 through 4 thereto. (2)

10(g)(v)      -   Amendment No. 5, dated as of September 11, 1998, to Employment
                  Agreement between Victor Insetta and the Registrant. (8)

10(g)(vi)     -   Managers Profit Bonus Plan, dated December 7, 1999, and
                  effective January 1, 2000. (12)

10(k)(i)      -   Letters of Agreement, dated June 26, 1996 and August 22, 1996, between the Registrant and Stuart P. Litt. (5)

10(k)(ii)     -   Letter Agreement, dated September 11, 1997, between the
                  Registrant and Stuart P. Litt. (7)

10(m) (i)     -   American Technical Ceramics Corp. 1997 Stock Option Plan. (7)

10(m) (ii)    -   American Technical Ceramics Corp. 2000 Stock Option Plan. (12)

10(o)(i)      -   Loan Agreement, dated November 25, 1998, between the
                  Registrant and NationsBank, N.A. (10)

10(o)(ii)     -   Loan Agreement, dated April 13, 2000, between the Registrant and Bank of America, N.A. (12)

10(p)         -   Amended and Restated Employment Agreement, dated as of January
                  1, 1998, between Judah Wolf and the Registrant. (11)

21            -   Subsidiaries of the Registrant. (2)

23            -   Consent of KPMG LLP (12)

27            -   Financial Data Schedule. (12)


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


Dated: September 21, 2000
       -------------------

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

     Name                              Title                      Date
     ----                              -----                      ----

/S/ VICTOR INSETTA
-------------------------       President and Director       September 21, 2000
 Victor Insetta             (Principal Executive Officer)    -------------------


/S/ ANDREW R. PERZ
-------------------------          Controller                September 21, 2000
 Andrew R. Perz             (Principal Accounting Officer)   -------------------


/S/ STUART P. LITT
-------------------------           Director                 September 21, 2000
 Stuart P. Litt                                              -------------------


/S/ O. JULIAN GARRARD III
-------------------------           Director                 September 21, 2000
 O. Julian Garrard III                                       -------------------


/S/ RUBIN BLUMKIN
-------------------------           Director                 September 21, 2000
 Rubin Blumkin                                               -------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page Number

     Independent Auditors' Report   . . . . . . . . . . . . . . . .      F-1

     Consolidated Balance Sheets as of June 30, 2000 and 1999 . . .      F-2

     Consolidated Statements of Earnings
        Years Ended June 30, 2000, 1999 and 1998 . . . . . . . . .       F-3

     Consolidated Statements of Stockholders' Equity
        Years Ended June 30, 2000, 1999 and 1998 . . . . . . . . .       F-4

     Consolidated Statements of Cash Flows
        Years Ended June 30, 2000, 1999 and 1998 . . . . . . . . .       F-5

     Notes to Consolidated Financial Statements  . . . . . . . . .       F-6




                                       F

                          Independent Auditors' Report




The Board of Directors and Stockholders
American Technical Ceramics Corp.:


We have audited the accompanying consolidated balance sheets of American Technical Ceramics Corp. and subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical Ceramics Corp. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.





                                                   KPMG LLP




Melville, New York
August 22, 2000

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS                                   June 30, 2000         June 30, 1999
                                                                               -----------------     -----------------
CURRENT ASSETS
   Cash (including cash equivalents of $448,000 and
      $786,000, respectively)                                                     $ 2,277,000           $ 2,898,000
   Investments                                                                      3,246,000             3,129,000
   Accounts receivable, net                                                        12,686,000             5,274,000
   Inventories                                                                     16,133,000            12,436,000
   Deferred income taxes, net                                                         693,000               539,000
   Other current assets                                                             1,661,000               344,000
                                                                                  -----------           -----------
                                           Total current assets                    36,696,000            24,620,000
                                                                                  -----------           -----------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                               738,000               738,000
   Buildings                                                                        7,591,000             7,506,000
   Leasehold improvements                                                           3,620,000             3,124,000
   Machinery and equipment                                                         31,180,000            26,361,000
   Computer equipment and software                                                  2,463,000             1,313,000
   Furniture, fixtures and other                                                    1,267,000             1,028,000
                                                                                  -----------           -----------
                                                                                   46,859,000            40,070,000
   Less:   Accumulated depreciation and amortization                               23,957,000            21,279,000
                                                                                  -----------           -----------
                                                                                   22,902,000            18,791,000
                                                                                  -----------           -----------
OTHER ASSETS                                                                          189,000               211,000
                                                                                  -----------           -----------
                                           Total assets                           $59,787,000           $43,622,000
                                                                                  ===========           ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                                              $   488,000           $   542,000
   Accounts payable                                                                 2,229,000             1,315,000
   Accrued expenses                                                                 6,672,000             2,877,000
   Income taxes payable                                                               220,000               726,000
                                                                                  -----------           -----------
                                           Total current liabilities                9,609,000             5,460,000

LONG-TERM DEBT, NET OF CURRENT PORTION                                              3,486,000             3,691,000
DEFERRED INCOME TAXES                                                               2,371,000             2,086,000
                                                                                  -----------           -----------
                                           Total liabilities                       15,466,000            11,237,000
                                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock -- $.01 par value; authorized 20,000,000
        shares; issued 8,369,528 and 8,135,958 shares, respectively                    84,000                82,000
   Capital in excess of par value                                                  10,366,000             6,903,000
   Retained earnings                                                               36,082,000            27,011,000
   Accumulated other comprehensive income (loss):
      Unrealized (loss) gain on investments available-for-sale, net                   (56,000)                2,000
      Cumulative foreign currency translation adjustment                             (112,000)              (98,000)
                                                                                  -----------           -----------
                                                                                     (168,000)              (96,000)
                                                                                  -----------           -----------
   Less:    Treasury stock, at cost (484,890 shares)                                1,515,000             1,515,000
               Deferred compensation                                                  528,000                 --
                                                                                  -----------           -----------
                                           Total stockholders' equity              44,321,000            32,385,000
                                                                                  -----------           -----------
                                                                                  $59,787,000           $43,622,000
                                                                                  ===========           ===========

See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      YEARS ENDED JUNE 30, 2000, 1999, 1998


                                                              2000                1999               1998
                                                              ----                ----               ----
Net sales                                                $ 66,508,000        $ 37,565,000       $ 40,399,000
Cost of sales                                              36,404,000          23,642,000         23,367,000
                                                         ------------        ------------       ------------
     Gross profit                                          30,104,000          13,923,000         17,032,000
                                                         ------------        ------------       ------------
Selling, general and administrative expenses               13,269,000           8,806,000          8,720,000
Research and development expenses                           2,770,000           1,981,000          1,813,000
                                                         ------------        ------------       ------------
     Operating expenses                                    16,039,000          10,787,000         10,533,000
                                                         ------------        ------------       ------------
     Income from operations                                14,065,000           3,136,000          6,499,000
                                                         ------------        ------------       ------------
Other expense (income)
     Interest expense                                         406,000             420,000            428,000
     Interest income                                         (366,000)           (309,000)          (483,000)
     Other                                                     69,000            (251,000)           (12,000)
                                                         ------------        ------------       ------------
                                                              109,000            (140,000)           (67,000)
                                                         ------------        ------------       ------------
     Income before provision for income taxes              13,956,000           3,276,000          6,566,000

Provision for income taxes                                  4,885,000           1,147,000          2,364,000
                                                         ------------        ------------       ------------
     Net income                                          $  9,071,000        $  2,129,000        $ 4,202,000
                                                         ============        ============        ===========
Basic net income per common share                        $       1.18        $       0.28        $      0.54
Diluted net income per common share                      $       1.11        $       0.28        $      0.52
                                                         ------------        ------------       ------------
Basic weighted average common shares outstanding            7,706,000           7,658,000          7,794,000
                                                         ============        ============       ============


                                                         ------------        ------------       ------------
Diluted weighted average common shares outstanding          8,186,000           7,658,000          8,018,000
                                                         ============        ============       ============



See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998


                                                                                                                Capital in
                                                         Comprehensive               Common Stock              Excess of Par
                                                        Income / (Loss)        Shares            Amount            Value
                                                        ---------------        ------            ------            -----

BALANCE AT JUNE 30, 1997                                                     8,135,958          $82,000        $6,492,000

Net income                                               $4,202,000                ---              ---               ---

Purchase of treasury stock                                      ---                ---              ---               ---

Issuance of shares for deferred compensation                    ---                ---              ---            65,000

Stock award compensation expense                                ---                ---              ---               ---

Exercise of stock options                                       ---                ---              ---             3,000
Other comprehensive income, net of tax:
   Unrealized gains on investments
   available-for-sale, net of reclassification
   adjustment                                               118,000                ---              ---               ---

   Foreign currency translation adjustment                    2,000                ---              ---               ---
                                                         ----------

Other comprehensive income, net of tax                      120,000                ---              ---               ---
                                                         ----------

Comprehensive income                                     $4,322,000
                                                         ==========
                                                  -----------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                                                     8,135,958          $82,000        $6,560,000

Net income                                               $2,129,000                ---              ---               ---

Purchase of treasury stock                                      ---                ---              ---               ---

Issuance of shares for compensation                             ---                ---              ---           130,000

Stock award compensation expense                                ---                ---              ---           162,000

Issuance of shares for inventory purchase                       ---                ---              ---            51,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
   available-for-sale, net of reclassification
   adjustment                                              (181,000)               ---              ---               ---

   Foreign currency translation adjustment                  (89,000)               ---              ---               ---
                                                         ----------

Other comprehensive loss, net of tax                       (270,000)               ---              ---               ---
                                                         ----------

Comprehensive income                                     $1,859,000
                                                         ==========
                                                  -----------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                                                     8,135,958          $82,000        $6,903,000

Net income                                               $9,071,000                ---              ---               ---

Tax benefit of stock options exercised                          ---                ---              ---         1,366,000

Stock award compensation                                        ---                ---              ---         1,137,000

Exercise of stock options                                       ---            233,570            2,000           960,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
   available-for-sale, net of reclassification
   adjustment                                               (58,000)               ---              ---               ---

   Foreign currency translation adjustment                  (14,000)               ---              ---               ---
                                                         ----------

Other comprehensive loss, net of tax                        (72,000)               ---              ---               ---
                                                         ----------

Comprehensive income                                     $8,999,000
                                                         ==========
                                                  -----------------------------------------------------------------------------

BALANCE AT JUNE 30, 2000                                                     8,369,528          $84,000       $10,366,000
                                                                      ----------------------------------------------------------




               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              YEARS ENDED JUNE 30, 2000, 1999, AND 1998 (continued)


                                                                         Accumulated
                                                                            Other
                                                           Retained     Comprehensive       Treasury      Deferred
                                                           Earnings     Income (Loss)         Stock     Compensation      Total
                                                           --------     -------------         -----     ------------      -----

BALANCE AT JUNE 30, 1997                              $20,680,000           $54,000      $(599,000)     $(106,000)    $26,603,000

Net income                                              4,202,000               ---            ---            ---       4,202,000

Purchase of treasury stock                                    ---               ---        (41,000)           ---         (41,000)

Issuance of shares for deferred compensation                  ---               ---         28,000            ---          93,000

Stock award compensation expense                              ---               ---            ---         92,000          92,000

Exercise of stock options                                     ---               ---          1,000            ---           4,000
Other comprehensive income, net of tax:
   Unrealized gains on investments
   available-for-sale, net of reclassification
   adjustment                                                 ---               ---            ---            ---             ---

   Foreign currency translation adjustment                    ---               ---            ---            ---             ---

Other comprehensive income, net of tax                        ---           120,000            ---            ---         120,000

Comprehensive income
                                                      ---------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                              $24,882,000          $174,000      $(611,000)      $(14,000)    $31,073,000

Net income                                              2,129,000               ---            ---            ---       2,129,000

Purchase of treasury stock                                    ---               ---     (1,198,000)           ---      (1,198,000)

Issuance of shares for compensation                           ---               ---         84,000            ---         214,000

Stock award compensation expense                              ---               ---        161,000         14,000         337,000

Issuance of shares for inventory purchase                     ---               ---         49,000            ---         100,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
   available-for-sale, net of reclassification
   adjustment                                                 ---               ---            ---            ---             ---

   Foreign currency translation adjustment                    ---               ---            ---            ---             ---

Other comprehensive loss, net of tax                          ---          (270,000)           ---            ---        (270,000)

Comprehensive income

                                                      ---------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                              $27,011,000          $(96,000)   $(1,515,000)        $  ---     $32,385,000

Net income                                              9,071,000               ---            ---            ---       9,071,000

Tax benefit of stock options exercised                        ---               ---            ---            ---       1,366,000

Stock award compensation                                      ---               ---            ---       (528,000)        609,000

Exercise of stock options                                     ---               ---            ---            ---         962,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
   available-for-sale, net of reclassification
   adjustment                                                 ---               ---            ---            ---             ---

   Foreign currency translation adjustment                    ---               ---            ---            ---             ---

Other comprehensive loss, net of tax                          ---           (72,000)           ---            ---         (72,000)

Comprehensive income
                                                      ---------------------------------------------------------------------------

BALANCE AT JUNE 30, 2000                              $36,082,000         $(168,000)   $(1,515,000)     $(528,000)    $44,321,000
                                                      ---------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED JUNE 30, 2000, 1999, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:                               2000                 1999                  1998
                                                             -----------------    -----------------     -----------------
  Net income                                                   $  9,071,000        $  2,129,000           $  4,202,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                              3,062,000           2,542,000              2,064,000
       Loss (gain) on disposal of fixed assets                       69,000             (10,000)               (16,000)
       Stock award compensation expense                             609,000             337,000                 92,000
       Provision for deferred income taxes                          163,000             318,000                205,000
       Provision for doubtful accounts receivable                   140,000                ---                  50,000
       Realized gain on sale of investments                          (7,000)           (257,000)                 ---
  Changes in operating assets and liabilities:
       Accounts receivable                                       (7,552,000)           (854,000)                50,000
       Inventories                                               (3,697,000)         (1,452,000)            (1,857,000)
       Other assets                                              (1,295,000)             18,000                181,000
       Accounts payable, accrued expenses and
         income taxes payable                                     5,568,000            (166,000)             1,087,000
                                                               ------------        ------------           ------------
  Net cash provided by operating activities                       6,131,000           2,605,000              6,058,000
                                                               ------------        ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                      (7,262,000)         (3,570,000)            (4,085,000)
       Purchase of investments                                   (1,810,000)           (203,000)            (2,659,000)
       Proceeds from sale of investments                          1,611,000           3,356,000                  ---
       Proceeds from sale of fixed assets                            20,000              55,000                 50,000
                                                               ------------        ------------           ------------
  Net cash used in investing activities                          (7,441,000)           (362,000)            (6,694,000)
                                                               ------------        ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term debt                                 (447,000)           (923,000)              (760,000)
       Payments to acquire treasury stock                              ---           (1,198,000)               (41,000)
       Proceeds from exercise of stock options                      962,000               ---                    4,000
       Proceeds from issuance of debt                               188,000             796,000                   ---
                                                               ------------        ------------           ------------
  Net cash provided by (used in) financing activities               703,000          (1,325,000)              (797,000)
                                                               ------------        ------------           ------------
       Effect of exchange rate changes on cash                      (14,000)            (89,000)                 2,000
                                                               ------------        ------------           ------------
       Net (decrease) increase in cash and cash equivalents        (621,000)            829,000             (1,431,000)

CASH AND CASH EQUIVALENTS, beginning of year                      2,898,000           2,069,000              3,500,000
                                                               ------------        ------------           ------------
CASH AND CASH EQUIVALENTS, end of year                         $  2,277,000        $  2,898,000           $  2,069,000
                                                               ============        ============           ============
Supplemental cash flow information:
        Interest paid                                          $    406,000        $    420,000                428,000
        Taxes paid                                             $  3,854,000        $    648,000           $  1,982,000



See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

     American Technical Ceramics Corp. and its wholly-owned subsidiaries (the "Company") are engaged in the design, development, manufacture and sale of ceramic multilayer capacitors for commercial and military purposes in the United States and for export, primarily to Western Europe, Canada and the Far East. During fiscal year 2000, Tyco International LTD. accounted for 15% of consolidated revenues. During fiscal years 1999 and 1998, no customer accounted for more than 10% of consolidated revenues. In the fiscal years ended June 30, 2000, 1999 and 1998, approximately 4%, 7% and 10%, respectively, of the Company's net sales were to United States military and aerospace contractors. The Company operates in one industry segment - the electronic components industry.

           BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of American Technical Ceramics Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

           STOCK SPLIT

     On April 11, 2000, the Company's Board of Directors declared a 2-for-1 stock split of the Company's common stock, effected in the form of a 100 percent stock dividend. The stock dividend was paid on May 15, 2000 to holders of record on April 24, 2000. Accordingly, all share and per share information has been adjusted to reflect the stock split.

           REVENUE RECOGNITION

     Revenue is recognized as products are shipped.

           CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents, including money market accounts and certificates of deposit.

           INVESTMENTS

     The Company classifies its investments in debt and equity securities as available-for-sale. Accordingly, these investments are reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income within stockholders' equity, net of tax. Classification of investments is determined at acquisition and reassessed at each reporting date. Realized gains and losses are included in the determination of net earnings at the time of sale and are derived using the specific identification method for determining cost of securities sold.

           INVENTORIES

     Inventories are stated at the lower of aggregate cost (first-in, first-out) or market.

           COMPREHENSIVE INCOME

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 presents standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The components of the change in the net unrealized (losses)gains on investments available-for-sale, net of tax for the fiscal years ended June 30, 2000, 1999 and 1998 are as follows:

                                                                                  Year Ended June 30,
                                                                            2000        1999         1998
                                                                      ------------------ -------------------
Unrealized holding (losses)gains
              arising during the period, net of tax                   $  (53,000)   $  (14,000)   $  118,000

   Less: reclassification adjustment for
              gains included in net income, net of tax                    (5,000)     (167,000)       --

                                                                      ----------    -----------   ----------
   Change in net unrealized (losses)gains on investments
             available-for-sale                                       $  (58,000)   $ (181,000)   $  118,000
                                                                      ==========    ==========    ==========

           LONG-LIVED ASSETS

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided primarily using the straight-line method over the estimated useful lives of the related assets as follows:


Buildings                                                                               30 years
Leasehold improvements                             Lesser of the remaining lease term or 5 years
Machinery and equipment                                                                 10 years
Furniture, fixtures and other                                                       3 to 8 years
Computer equipment and software                                                          3 years



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

     All direct internal and external costs incurred during the application development stage of software for internal use are capitalized. All other costs associated with internal use software are expensed.

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

           FOREIGN CURRENCY TRANSLATION

     The Company translates the financial statements of its foreign subsidiaries (located in England and Sweden) by applying the current exchange rate as of the balance sheet date to the assets and liabilities of the subsidiary and a weighted average rate to such subsidiary's results of operations. The resulting translation adjustment is recorded as a component of stockholders' equity.

           STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for employee stock-based compensation and makes pro-forma disclosures of net income and net income per share as if the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", had been applied.

           EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing income available to common shareholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 378,000 have been omitted from the calculation of dilutive EPS for the fiscal year ended June 30, 1999. A reconciliation between numerators and denominators of the basic and diluted earnings per share is as follows:

                     Year Ended June 30, 2000            Year Ended June 30, 1999            Year Ended June 30, 1998
                     ------------------------            ------------------------            ------------------------
                  Income       Shares      Per-Share   Income        Shares     Per-Share   Income       Shares       Per-Share
                (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)    Amount
                -----------  ------------- -------   -----------  -------------  ------   -----------  -------------- ---------

Basic EPS       $9,071,000    7,706,000     $1.18   $2,129,000    7,658,000      $.28    $4,202,000    7,794,000      $.54
                                            =====                                ====                                 ====
Effect of Dilutive
Securities:

 Stock Options      --          440,000       --         --            --          --         --         218,000       --

 Stock Awards       --           40,000       --         --            --          --         --           6,000       --
                -------------------------------------------------------------------------------------------------------------

Diluted EPS     $9,071,000    8,186,000     $1.11   $2,129,000    7,658,000      $.28    $4,202,000    8,018,000      $.52
                =============================================================================================================


           IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, SFAS No. 138 was issued which amended certain provisions of SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet completed its evaluation of the impact of SFAS No. 133 on its consolidated financial statements.

     FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"), provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101 during fiscal year 2001. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

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

           SUPPLEMENTAL CASH FLOW INFORMATION

     During fiscal year 2000, significant non cash activities included (i) a tax benefit of $1,366,000 resulting from stock options exercised, (ii) the accrual of $528,000 of deferred compensation in connection with awards of an aggregate of 12,000 shares of common stock.

     During fiscal year 1999, significant non-cash activities included (i) the purchase of approximately $100,000 of inventory from an officer of the Company in exchange for 25,400 shares of common stock issued from treasury, (ii) the issuance of 40,908 shares of treasury stock to pay approximately $214,000 in accrued compensation, (iii) the purchase of property, plant and equipment through an increase in capital lease obligations of approximately $105,000 and
(iv) the issuance of 95,500 shares of treasury stock in payment of $337,000 in bonuses.

NOTE 2.  INVESTMENTS

     Investments consist of the following:

                                                                    Gross                 Gross
                                                                 Unrealized            Unrealized
June 30, 2000                                  Cost                 Gains                Losses              Fair Value
-------------                            ----------------      ----------------      ----------------      ---------------
U.S. Government obligations              $   3,332,000         $         1,000       $         87,000      $     3,246,000
                                         ----------------      ----------------      ----------------      ---------------

                                                                    Gross                 Gross
                                                                 Unrealized            Unrealized
June 30, 1999                                  Cost                 Gains                Losses               Fair Value
-------------                            ----------------      ----------------      ----------------      ---------------

U.S. Government obligations              $   3,125,000         $        28,000       $         24,000      $     3,129,000
                                         ----------------      ----------------      ----------------      ---------------

    Gross realized gains of approximately $7,000 and $257,000 are included in other income for fiscal years 2000 and 1999, respectively.

     The Company's investments in U. S. Government obligations at June 30, 2000 contractually mature as follows:

                                                           Cost                   Fair Value
                                                           ----                  ----------
Within one year                                        $       --                $       --
Between one and five years                                  501,000                   494,000
Between five and ten years                                2,831,000                 2,752,000
                                                       ------------              ------------
                                                       $  3,332,000              $  3,246,000
                                                       ============              ============

NOTE 3.         INVENTORIES

     Inventories consist of the following:

                                                       June 30, 2000             June 30, 1999
                                                       -------------             -------------
Raw materials                                          $  7,892,000              $  5,874,000
Work in process                                           5,608,000                 3,551,000
Finished goods                                            2,633,000                 3,011,000
                                                       ------------              ------------
                                                       $ 16,133,000              $ 12,436,000
                                                       ============              ============

NOTE 4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                        June 30, 2000              June 30, 1999
                                                        -------------              -------------
Notes payable to banks                                 $    984,000                $ 1,183,000
Obligations under capital leases                          2,990,000                  3,050,000
                                                       ------------                -----------
                                                          3,974,000                  4,233,000
Less: Current portion                                       488,000                    542,000
                                                       ------------                -----------
     Long-term debt                                    $  3,486,000                $ 3,691,000
                                                       ============                ===========


           NOTES  PAYABLE TO BANKS

         Notes payable to banks at June 30, 2000 consists of a $3,500,000 equipment line of credit secured by capital equipment with Bank of America, N.A., the successor of NationsBank, NA. As of June 30, 2000, $984,000 has been borrowed against the line of credit. As of April 13, 2000, the principal amount of $796,000 outstanding under the equipment line was rolled over into a self amortizing term note to be repaid over seven years, Principal on this term note is payable in quarterly installments of $28,500 commencing July 1, 2000. The line and the term note bear interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market (8.1% at June 30, 2000). The line of credit expires on November 30, 2002. Borrowing under the line is subject to compliance with certain financial covenants, including maintenance of asset and liability percentage ratios.

         The Company also has $4,000,000 available under a revolving line-of-credit with a bank. The line contains certain financial covenants and a facility fee of 1/4% of the average unused amount. As of June 30, 2000 and June 30, 1999, the Company had no borrowings outstanding under this line.

         As of June 30, 2000, the Company was in compliance with all financial covenants of its notes payable to banks.

         The following table presents aggregate annual maturities of notes payable to banks after fiscal year 2000:


            2001                                $  302,000
            2002                                   114,000
            2003                                   114,000
            2004                                   114,000
            2005                                   114,000
            2006 and thereafter                    226,000
                                                ----------
                                                $  984,000
                                                ==========

           OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases a manufacturing facility located in Jacksonville, Florida from a partnership controlled by the Company's President and Chief Executive Officer and principal stockholder under a capital lease. The leased facility has an aggregate cost of $3,666,000 and a net book value of $2,033,000 at June 30, 2000. The lease is for a period of 30 years and was capitalized using an interest rate of 10.5%. The lease provides for base rent of approximately $461,000 payable in twelve monthly installments of approximately $38,000 for the fiscal year ending June 30, 2000. The lease further provides for annual increases in total annual rent for years beginning after May 1, 1999 based on the increase in the CPI since May 1, 1998 applied to base rent. The annual increase for fiscal year 2001 results in monthly payments of approximately $40,000 per month.

     The Company leased computer equipment from an unrelated party. At June 30, 2000, the equipment had an original cost of $83,000 and a net book value of $0. The lease was for a period of five years beginning October 1994 and was capitalized using an interest rate of 10%. The original lease obligation was satisfied in September 1999.

     The Company entered into a new lease agreement for computer equipment with an unrelated party. At June 30, 2000, the equipment had an original cost of $111,000 and a net book value of $93,000. The lease is for a period of five years beginning September 1999 and is being capitalized using an interest rate of 8.8%.

     The following sets forth the future minimum lease payments (excluding rental adjustments) under these capital leases by fiscal year and the present value of the minimum lease payments as of June 30, 2000:


          2001                                          $   489,000
          2002                                              489,000
          2003                                              489,000
          2004                                              489,000
          2005                                              466,000
          2006 and thereafter                             2,422,000
                                                        -----------
          Total minimum lease payments                    4,844,000
          Less: Amount representing interest              1,854,000
                                                        -----------
          Present value at June 30, 2000                  2,990,000
          Less: Current portion                             186,000
                                                        -----------
                                                        $ 2,804,000
                                                        ===========

NOTE 5.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                                    Years Ended June 30,
                                                                    --------------------
                                                       2000               1999                1998
                                                       ----               ----                ----
CURRENT:
    Federal                                       $  4,283,000       $    645,000        $  1,875,000
    State                                              272,000            103,000             116,000
    Foreign                                            167,000                                168,000
                                                                           81,000
                                                  ------------       ------------        ------------
       Total Current                                 4,722,000            829,000           2,159,000
                                                  ------------       ------------        ------------

DEFERRED:
    Federal                                            142,000            272,000             178,000
    State
                                                        21,000             46,000              27,000
                                                  ------------       ------------        ------------
        Total Deferred                                 163,000            318,000             205,000
                                                  ------------       ------------        ------------
                                                  $  4,885,000       $  1,147,000        $  2,364,000
                                                  ============       ============        ============

     The following table reconciles the Federal statutory rate to the Company's effective tax rate:

                                                        Years Ended June 30,
                                                        --------------------
                                                    2000         1999         1998
                                                    ----         ----         ----
Tax provision computed at statutory rate            34.0%        34.0%        34.0%
State tax, net of Federal tax effect                 1.4          3.0          1.4
FSC benefit                                         (1.3)        (1.3)        (1.0)
Tax credits and other, net                           0.9         (0.7)         1.6
                                                    ----         ----         ----
                                                    35.0%        35.0%        36.0%
                                                    ====         ====         ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999, are presented below.

                                                                                        2000                    1999
                                                                                        ----                    ----
Deferred tax assets:
   Allowance for doubtful accounts receivable and sales returns                    $     186,000           $     137,000
   Inventories, principally due to additional costs inventoried for tax purposes
       pursuant to the Tax Reform Act of 1986                                            212,000                 178,000
   Accrued expenses                                                                      300,000                 257,000
   Unrealized depreciation on investments available-for-sale                              30,000                     --
                                                                                    ------------            ------------
      Total deferred tax assets                                                          728,000                 572,000
                                                                                    ------------            ------------
Deferred tax liabilities:
   Plant and equipment, principally due to differences
       in depreciation and capital leases                                             (2,371,000)             (2,086,000)
   Unrealized appreciation on investments available-for-sale                               --                     (1,000)
   Other                                                                                 (35,000)                (32,000)
                                                                                    ------------            ------------
      Total deferred tax liabilities                                                  (2,406,000)             (2,119,000)
                                                                                    ------------            ------------
             Net deferred tax liability                                             $ (1,678,000)           $ (1,547,000)
                                                                                    ============            ============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, expected future taxable income over the periods which the deferred tax assets are deductible, and reversals of deferred tax liabilities, management believes (although there can be no assurance) that it is more likely than not that the Company will realize the benefits of these deductible differences.

NOTE 6. STOCK-BASED COMPENSATION

           STOCK OPTIONS

     On April 1, 1997, the Board of Directors approved the American Technical Ceramics Corp. 1997 Stock Option Plan (the "1997 Option Plan") pursuant to which the Company may grant options to purchase up to 800,000 shares of the Company's common stock. Options granted under the 1997 Option Plan may be either incentive or non-qualified stock options. The term of each incentive stock option shall not exceed ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock), and options may vest in accordance with a vesting schedule established by the plan administrator. The 1997 Option Plan will terminate on March 31, 2007.

     On April 1, 1997, the Board of Directors granted incentive stock options under the 1997 Option Plan to purchase 532,000 shares of common stock at an exercise price of $4.125 per share. On July 29, 1998, the Board of Directors granted incentive stock options under the 1997 Option Plan to purchase 124,000 shares of common stock at an exercise price of $4.063 per share and 8,000 shares of common stock at an exercise price of $4.49 per share. On November 20, 1998, the Board of Directors granted incentive stock options under the 1997 Option Plan to purchase 36,000 shares of common stock at an exercise price of $4.00 per share and 4,000 shares of common stock at an exercise price of $4.40 per share. On September 27, 1999, the Board of Directors granted incentive options under the 1997 Option Plan to purchase 138,000 shares of common stock at an exercise price of $4.313 per share. On December 7, 1999, the Board of Directors granted incentive options under the 1997 Option Plan to purchase 40,000 shares of common stock at an exercise price of $6.44 per share. These options may be exercised for a period of ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock), and vest 25% per year during the first four years of their term accept for the options granted in November 1998, which vest 50% per year during the first two years of their term.

     On April 11, 2000, the Board of Directors approved the American Technical Ceramics Corp. 2000 Incentive Stock Plan (the "2000 Plan") subject to shareholder approval, pursuant to which the Company may grant options or stock awards covering up to 1,200,000 shares of the Company's common stock. Options granted under the 2000 Plan, may be either incentive or non-qualified stock options. The term of each incentive stock option shall not exceed ten years form the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock), and options may vest in accordance with a vesting schedule established by the plan administrator. The 2000 Plan will terminate on April 10, 2010. The Company's President and principal stockholder intends to vote in favor of approving the 2000 Plan at the Company's 2000 Annual Meeting of Stockholders. Accordingly, its approval is virtually assured.

     On April 11, 2000, the Board of Directors granted incentive stock options under the 2000 Plan to purchase 356,000 shares of common stock at the exercise price of $19.50 per share. On April 26, 2000, the Board of Directors granted incentive stock options under the 2000 Plan to purchase 320,000 shares at the exercise price of $23.50 per share. On June 5, 2000 the Board of Directors granted 58,000 options to purchase shares at the exercise price of $44.00 per share. These options may be exercised for a period of ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock), and vest 25% per year during the first four years of their term.

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

              The Company's stock option activity for fiscal years 2000, 1999, and 1998 is as follows:


                                                2000                         1999                          1998
                                   ------------------------------ ----------------------------  ----------------------------
                                                    Weighted                   Weighted                      Weighted
                                                     Average                    Average                      Average
                                       Amount         Price         Amount       Price          Amount        Price
                                       ------         -----         ------       -----          ------        -----
Outstanding, beginning of year         631,000     $   4.12        497,000    $    4.13        532,000      $  4.13
Granted                                912,000        19.56        172,000         4.08           -             -
Canceled                               (31,000)        4.18        (38,000)        4.11        (34,000)        4.13
Expired
                                        (3,500)        4.13           -             -              -            -
Exercised                             (233,570)        4.12           -             -           (1,000)        4.13
                                   -----------                  ----------                  ----------
Outstanding, end of year             1,274,930     $  15.19        631,000     $   4.12        497,000      $  4.13
                                   ===========                  ==========                  ==========

     At June 30, 2000, 152,030 options were exercisable and 490,500 shares were available for option grant or awards under the Company's stock plans.

     The average per-share value of stock options granted during fiscal years 2000 and 1999 was $12.15 and $1.88, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 6.28% and 5.15%, respectively, expected life of five years, expected volatility of 68% and 45%, respectively, and no dividends). The weighted average remaining contractual life of options outstanding as of June 30, 2000 was 9.0 years.

     On a pro-forma basis, net income would have been $8,245,000, $1,855,000 and $3,976,000; basic net income per share would have been $1.07, $0.24 and $0.51 per share; and dilutive net income per share would have been $1.01, $0.24 and $0.50 per share, respectively, for fiscal years 2000, 1999 and 1998 had the Company measured compensation cost using the fair valure method of SFAS No. 123. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma amounts because compensation cost is calculated over the option vesting periods and compensation costs for options granted prior to July 1995 are not considered.

           OTHER STOCK BASED COMPENSATION

     In fiscal year 1997, the Company agreed to award 68,000 shares of its common stock to an employee pursuant to the terms of his employment agreement. The shares were issued over a 24 month period. The market value of the shares awarded was recorded as deferred compensation and was amortized to compensation expense over the 24 month period that the shares were issued. During fiscal years 1999, 1998 and 1997, 5,704, 20,834 and 36,000 shares were issued from treasury stock to the employee under the agreement, respectively. In fiscal years 1999 and 1998, such amount is net of 296 and 5,166 shares, respectively, which were withheld in respect of taxes. The fair value of the withheld shares, amounting to $1,000, and $41,000, respectively, was recorded as an addition to treasury stock for fiscal years 1999 and 1998, respectively. Compensation expense relating to these stock awards was $14,000 and $92,000 for fiscal years 1999 and 1998, respectively.

     In fiscal year 1999, the Company awarded 95,500 shares of its common stock to employees for services rendered. This award resulted in compensation expense of $323,000, measured by the market value of the shares on the date of grant. Treasury shares have been utilized for all stock awards granted in fiscal years 1999 and 1997. Accordingly, treasury stock was reduced for the cost of the shares on a specific identification basis, first-in first-out.

     In fiscal year 2000, the Company awarded an aggregate of 10,000 shares of common stock to its non-employee directors. This award resulted in compensation expense of $163,000 (including $56,000 of tax offset bonus), measured by the market value of the shares on the date of grant.

     Also in fiscal year 2000, the Company awarded an aggregate of 18,000 shares of common stock to an officer and certain operating directors. This award resulted in compensation expense of $777,000 (including $275,000 of tax offset bonus), measured by the market value of the shares at June 30, 2000, the date the award was no longer subject to a contingency.

     In fiscal year 2000, the Company awarded an aggregate of 12,000 shares of common stock, to three managers. This award resulted in an accrual of deferred compensation of $528,000 to be amortized to compensation expense over the 24 month period these shares will be earned.

     In June 1990, the Registrant announced its first stock purchase program pursuant to which it was authorized to purchase up to $1,000,000 of its common stock. In September 1998, the Board of Directors authorized the purchase of up to an additional $1,000,000 of the Registrant's common stock under a second stock purchase program. As of March 31, 1999, the Registrant had expended the entire amount available under both programs and had purchased an aggregate of 950,000 shares. No shares were purchased under this program in fiscal years 1998 and 2000. In fiscal year 1999 321,800 shares were acquired for $1,198,000.

NOTE 7.  COMMITMENTS

           OPERATING LEASES

         The Company has a related party operating lease for a rented facility which, as amended, expires December 31, 2001. Rent expense under this related party operating lease was approximately $495,000, $484,000 and $462,000 for the fiscal years ended June 30, 2000, 1999, and 1998, respectively. Under this lease future minimum rent payments will be approximately $501,000 per year.

    Rent expense to unrelated parties was approximately $11,000, $10,000 and $13,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

           EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with its President, which provides for annual base compensation of $312,000 as well as additional annual compensation equal to 5% of net income before such bonus and income taxes. The agreement expires March 1st of each year but is renewed automatically for an additional one year in the absence of written notice to the contrary by either party at least 120 days prior to the March 1st renewal date. In addition, if there is a change in control of the Company or the President's employment is terminated by the Company before the expiration of the agreement other than for cause (as defined in the agreement), the President is entitled to the greater of
(a) all compensation due under the remaining term of the agreement, or (b) a payment equal to three times his average annual compensation (including any incentives) over the last five years. In September 1998, the Company amended the employment agreement effective for the fiscal year ending June 30, 1998 to allow the Company, at its option, to pay the additional annual compensation in stock, cash or a combination thereof subject to certain limitations. Such compensation for fiscal 1998 was paid by the issuance of 40,908 treasury shares in fiscal 1999.

     In September 1996, the Company entered into a three year employment agreement with another executive officer. The agreement provides for annual base compensation of $165,000, additional annual compensation equal to .5% of pretax profits, and an award of 68,000 shares of the Company's common stock (see Note
6). If after three years of employment, the officer is terminated by the Company, he is entitled to a severance payment of $100,000. As of September 1999, the agreement between this officer and the Company expired (other than the provision relating to severance). This officer is currently being employed by the Company under the principal economic terms of the original agreement, and it is the current intention of both parties to continue his employment on such terms.

     In January 1998, the Company entered into a four year employment agreement with an officer. The agreement provides for annual base compensation of $90,000, plus additional compensation based upon specific performance measures. The agreement includes termination provisions providing for payout arrangements depending on the nature of the termination.

     In April 2000, the Company entered into a three-year employment agreements with three managers. The agreement for each manager provides for an annual base compensation of $110,000, additional quarterly incentive compensation based upon specific performance measures, and an award of an aggregate of 12,000 shares of the Company's common stock.

NOTE 8.  OTHER DATA

           ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                            June 30, 2000      June 30, 1999
                                            -------------      -------------
Accrued commissions and bonuses              $ 3,909,000        $ 1,102,000
Accrued payroll and related expenses           2,410,000          1,671,000
Other                                            353,000            104,000
                                             -----------        -----------
                                             $ 6,672,000        $ 2,877,000
                                             ===========        ===========


           VALUATION AND QUALIFYING ACCOUNTS

    Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:


                                                                   June 30, 2000   June 30, 1999
                                                                   -------------   -------------
Allowance for doubtful accounts receivable and sales returns         $  530,000     $  390,000
                                                                     -----------    -----------

           EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

     Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This Plan covers all employees meeting certain eligibility requirements and allows participants to contribute an amount not to exceed 15% of annual compensation. For the fiscal years ended June 30, 2000, 1999 and 1998, the Company provided a matching contribution of $467,000, $371,000 and $350,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions over five years.

           PROFIT BONUS PLAN

     Effective commencing in fiscal year 1995, the Company adopted a profit bonus plan for the benefit of eligible employees, as defined. The plan provides that for each fiscal year the Board of Directors, in its discretion, may establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. For fiscal years 2000, 1999 and 1998, the Company recognized related compensation expense of $1,414,000, $338,000 and $657,000, respectively, in respect of this plan.

     Effective January 1, 2000, the Company adopted a Managers Profit Bonus Plan for the benefit of eligible employees, as defined. The plan provides that for each fiscal year the Board of Directors may allocate a percentage of the Company's pre-tax profits (not to exceed 2.5% of such profits) for equal distribution among participants in the plan. Participants in the Managers Profit Bonus Plan are no longer eligible to participate in the Profit Bonus Plan described above. For fiscal year 2000 the Company recognized compensation expense of $258,000, in respect of this plan.


NOTE 9.  FOREIGN OPERATIONS

     The Company markets and distributes a portion of its foreign sales through its wholly-owned subsidiaries Phase Components Ltd., located in the United Kingdom and Nordic AB, located in Sweden. The following table summarizes certain financial information covering the Company's operations in the United States, the United Kingdom and Sweden for fiscal years 2000, 1999 and 1998. Net sales information is based upon country of origin.


                                2000            1999           1998
                                ----            ----           ----
Net sales
    United States           $62,886,000     $35,680,000    $37,893,000
    United Kingdom            2,992,000       1,885,000      2,506,000
    Sweden                      630,000          ---            ---
                            -----------    ------------   ------------
 Total                      $66,508,000     $37,565,000    $40,399,000
                            ===========    ============   ============


Long-lived assets
    United States           $22,556,000    $18,424,000    $17,290,000
    United Kingdom              334,000        367,000        413,000
    Sweden                       12,000         ---            ---
                            -----------    -----------    -----------
 Total                      $22,902,000    $18,791,000    $17,703,000
                            ===========    ===========    ===========


    U.S. sales include $13,424,000, $9,235,000 and $9,645,000 for export in fiscal years 2000, 1999 and 1998, respectively. Export sales were primarily to customers in Western Europe, Canada and the Far East.


NOTE 10.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

           CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE-NET, ACCOUNTS PAYABLE, AND ACCRUED EXPENSES

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

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.