Form 10-Q
period 2000-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2000-11-14
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   (X)          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

   ( )          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 1-9125
                          -----------------------------

                        AMERICAN TECHNICAL CERAMICS CORP.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                    11-2113382
                --------                                    ----------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

 17 STEPAR PLACE, HUNTINGTON STATION, NY                       11746
 ---------------------------------------                       -----
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

                                 Yes [X] No [ ]

As of November 3, 2000, the Registrant had outstanding 7,944,788 shares of Common Stock, par value $.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                      SEPT. 30, 2000  JUNE 30, 2000
                                                                      --------------  -------------
ASSETS                                                                  (unaudited)
Current Assets
   Cash (including cash equivalents of $470 and
      $448, respectively)                                                $  2,632        $  2,277
   Investments                                                              3,397           3,246
   Accounts receivable, net                                                11,660          12,686
   Inventories                                                             18,092          16,133
   Deferred income taxes, net                                                 693             693
   Other current assets                                                     1,415           1,661
                                                                         --------        --------
              TOTAL CURRENT ASSETS                                         37,889          36,696
                                                                         --------        --------

Property, plant and equipment, net of accumulated depreciation
   and amortization of $24,926 and $23,957, respectively                   26,135          22,902
Other assets, net                                                             266             189
                                                                         --------        --------
              TOTAL ASSETS                                               $ 64,290        $ 59,787
                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                     $  1,851        $    488
   Accounts payable                                                         3,098           2,229
   Accrued expenses                                                         4,509           6,672
   Income taxes payable, net                                                1,039             220
                                                                         --------        --------
              TOTAL CURRENT LIABILITIES                                    10,497           9,609

Long-term debt, net of current portion                                      4,124           3,486
Deferred income taxes                                                       2,388           2,371
                                                                         --------        --------
              TOTAL LIABILITIES                                            17,009          15,466
                                                                         --------        --------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
   Common Stock -- $.01 par value; authorized 20,000
        shares; issued 8,398 and 8,370 shares, respectively                    84              84
   Capital in excess of par value                                          10,971          10,366
   Retained earnings                                                       38,677          36,082
   Accumulated  other comprehensive income (loss):
      Unrealized loss on investments available-for-sale, net                  (23)            (56)
      Cumulative foreign currency translation adjustment                     (154)           (112)
                                                                         --------        --------
                                                                             (177)           (168)
                                                                         --------        --------
    Less: Treasury stock, at cost (457 and 485 shares, respectively)        1,468           1,515
              Deferred compensation                                           806             528
                                                                         --------        --------

              TOTAL STOCKHOLDERS' EQUITY                                   47,281          44,321
                                                                         --------        --------
                                                                         $ 64,290        $ 59,787
                                                                         ========        ========

See accompanying notes to unaudited consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                  For the Three Months Ended Sept. 30,
                                                           2000            1999
                                                         --------        --------
                                                  (In thousands, except per share data)
                                                                (unaudited)
Net sales                                                $ 20,897        $ 11,902
Cost of sales                                              11,758           7,921
                                                         --------        --------
   Gross profit                                             9,139           3,981
                                                         --------        --------

Selling, general and administrative expenses                4,090           2,179
Research and development expenses                           1,041             530
                                                         --------        --------
   Operating expenses                                       5,131           2,709
                                                         --------        --------

                                                         --------        --------
   Income from operations                                   4,008           1,272
                                                         --------        --------
Other expense (income):
   Interest expense                                           117             102
   Interest income                                           (100)            (68)
   Other                                                       (1)            (39)
                                                         --------        --------
                                                               16              (5)
                                                         --------        --------

Income before provision for income taxes                    3,992           1,277
Provision for income taxes                                  1,397             447
                                                         --------        --------

Net income                                               $  2,595        $    830
                                                         ========        ========

Basic net income per common share                        $   0.33        $   0.11
                                                         ========        ========

Diluted net income per common share                      $   0.31        $   0.11
                                                         ========        ========
Basic weighted average common shares outstanding            7,925           7,651
                                                         ========        ========
Diluted weighted average common shares outstanding          8,361           7,786
                                                         ========        ========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Three Months Ended Sept. 30,
                                                               2000       1999
                                                             -------    -------
                                                               (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:                          (unaudited)
   Net income                                                $ 2,595    $   830
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                              996        734
      Loss on disposal of fixed assets                             5         10
      Stock award compensation expense                           152         --
      Realized gain on sale of investments                        --         (7)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                 1,026       (809)
      Inventories                                             (1,959)      (136)
      Other assets, net                                          169       (143)
      Accounts payable and accrued expenses                   (1,294)       177
      Income taxes payable                                       919        407
                                                             -------    -------
   Net cash provided by operating activities                   2,609      1,063
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                    (3,442)    (1,301)
      Purchase of investments                                   (101)    (1,507)
      Proceeds from sale of investments                           --      1,409
      Proceeds from sale of fixed assets                           3         --
                                                             -------    -------
   Net cash used in investing activities                      (3,540)    (1,399)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                          (73)      (245)
      Proceeds from the exercise of stock options                122         12
      Proceeds from issuance of debt                           1,279         --
                                                             -------    -------
   Net cash provided by (used in) financing activities         1,328       (233)
                                                             -------    -------

                                                             -------    -------
      Effect of exchange rate changes on cash                    (42)        92
                                                             -------    -------
      Net increase (decrease) in cash and cash equivalents       355       (477)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   2,277      2,898
                                                             -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 2,632    $ 2,421
                                                             =======    =======

Supplemental cash flow information:
      Interest paid                                              117        102
      Taxes paid                                                 473         31

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1) BASIS OF PRESENTATION:

    The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of September 30, 2000 and the results of its operations for the three months ended September 30, 2000 and 1999. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2000. Results for the three months ended September 30, 2000 are not necessarily indicative of results which could be expected for the entire year.

    Prior year share data has been revised to reflect the 2-for-1 stock split of the Company's Common Stock effected in the form of a 100% stock dividend effective April 24, 2000.

(2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

    In July 2000, the Registrant adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes standards for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS 133 did not have a material effect on the Registrant's consolidated results of operations or financial position.

    In July 2000, the Registrant adopted SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition." SAB 101 provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB 101 did not have a material effect on the Registrant's consolidated results of operations or financial position.

    Effective July 1, 2000, the Registrant adopted EITF Issue 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 establishes standards for income statement classification of shipping and handling fees billed to customers and the related costs incurred. Adoption of EITF 00-10 requires the Registrant to classify freight costs billed to customers as sales and classify the related costs as cost of sales. Prior period amounts have been restated to reflect a reclassification from a net presentation in selling, general and administrative expenses.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

    In July 2000, the Registrant adopted EITF Issue 00-16 (EITF 00-16), "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation." EITF 00-16 addresses the accounting for employer payroll taxes in connection with an employee's stock compensation. The adoption of EITF 00-16 did not have a material effect on the Registrant's consolidated results of operations or financial position.

    In July 2000, the Registrant adopted FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 provides guidance in applying APB No. 25, "Accounting for Stock Issued to Employees." The adoption of FIN 44 did not have a material effect on the Registrant's consolidated results of operations or financial position.

(3) SUPPLEMENTAL CASH FLOW INFORMATION:

    During the three months ended September 30, 2000, the Registrant (i) granted $484 in deferred compensation stock awards, (ii) recognized a $100 reduction of income taxes payable related to stock options exercised, (iii) issued treasury stock in connection with stock awards with a cost basis of $47, and (iv) partially financed the acquisition of a building with a $795 mortgage.

(4) INVENTORIES:

    Inventories included in the accompanying consolidated financial statements consist of the following:

                                           Sept. 30,           June 30,
                                             2000                2000
                                           --------            --------
                                          (unaudited)

              Raw materials                $  8,943            $  7,892
              Work-in-process                 6,522               5,608
              Finished goods                  2,627               2,633
                                           --------            --------
                                           $ 18,092            $ 16,133
                                           ========            ========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(5) EARNINGS PER SHARE:

    The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation.

                                                        For the Three Months Ended September 30,

                                                      2000                                    1999
                                                      ----                                    ----

                                     Income          Shares      Per-Share     Income        Shares        Per-Share
                                   (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)     Amount
                                   -----------   -------------    ------    -----------   -------------     ------

 Basic EPS                           $ 2,595          7,925       $  .33       $830           7,651         $  .11
                                                                  ======                                    ======
 Effect of Dilutive Securities:
    Stock options                                       413                                     135
    Deferred compensation
       stock awards                                      23
                                     -------          -----       ------       ----           -----         ------
 Diluted EPS                         $ 2,595          8,361       $  .31       $830           7,786         $  .11
                                     =======          =====       ======       ====           =====         ======

    A total of 728 shares have been omitted from the calculation of dilutive EPS for the three months ended September 30, 2000, because their inclusion would have been antidilutive.

(6) COMPREHENSIVE INCOME:

    The Registrant's total comprehensive income is as follows:

                                                        For The Three Months Ended September 30,

                                                                2000                   1999
                                                                ----                   ----
   Net income                                                       $2,595                   $  830
                                                                    ------                   ------
   Other comprehensive income, net of tax:

     Foreign currency translation adjustments                          (42)                      84

     Unrealized gains (losses) on investments:
     Gains (losses) on investments arising
        during period                                        33                    (38)
        Less: reclassification adjustment for realized
              gains included in net income                   --         33          (5)         (33)
                                                         ------     ------      ------       ------
   Other comprehensive (loss) income                                    (9)                      51
                                                                    ------                   ------
   Comprehensive income                                             $2,586                   $  881
                                                                    ======                   ======

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(7) LONG-TERM DEBT:

    Long-term debt consists of the following:

                                        September 30, 2000      June 30, 2000
                                        ------------------      -------------
Note payable to banks                         $ 3,030              $   984
Obligations under capital leases                2,945                2,990
                                              -------              -------
                                                5,975                3,974
Less: Current portion                           1,851                  488
                                              -------              -------
Long-term debt                                $ 4,124              $ 3,486
                                              =======              =======

    In August 2000, the Registrant secured a mortgage loan in the principal amount of $795 with European American Bank, N.A. secured by the recently purchased facility at 11-13 Stepar Place. The term of the loan is 10 years to be repaid in 120 equal installments. The mortgage is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The mortgage loan bears interest at 1.5% above the six month rate for the U.S. Dollar deposits on the London Interbank Market.

    In November 2000, the Registrant amended its loan agreement with Bank of America, N.A. The amendment increased the equipment line of credit to $8,500 from $3,500. The line continues to bear interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market and is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The outstanding principal rolls over periodically into a self-amortizing term note of not less than four nor more than seven years. The equipment loan is secured by the related equipment purchases. During the quarter ended September 30, 2000, the Registrant borrowed an additional $1,279 against the equipment line of credit. As of September 30, 2000, the Registrant has borrowed an aggregate of $2,263 under the equipment line.

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

    Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results and delays in development of highly complex products, risks associated with international sales and sales to the U. S. military, risk of customer contract or sales order cancellation and the other matters listed in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 under the caption "Cautionary Statements Regarding Forward-Looking Statements" and in the Registrant's other filings with the Securities and Exchange Commission. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward-looking statements made by the Registrant.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

    Net sales for the three months ended September 30, 2000 increased 76% to $20,897, as compared to $11,902 in the comparable period in the prior fiscal year. The increase in net sales was primarily the result of increased sales volume of core capacitors and thin film products. Compared with the three months ended June 30, 2000, net sales decreased, primarily due to lower thin film volume.

    The backlog of unfilled orders was $28,803 at September 30, 2000 as compared to $11,210 at September 30, 1999 and $26,130 at June 30, 2000. The increase in backlog compared to both the prior year and the preceding quarter was primarily due to the overall strong demand for the Registrant's core capacitor products. Bookings for the first quarter of fiscal year 2001 have slowed from the levels attained in the fourth quarter of fiscal year 2000, but are still significantly higher than the levels attained in the first quarter of fiscal year 2000.

    Gross margin for the three months ended September 30, 2000 was 44% of net sales as compared to 33% for the comparable period in the prior fiscal year. The increase in gross margin was principally due to the higher sales volume and the resulting production efficiencies, partially offset by the costs associated with pre-production startup of several new product initiatives and higher palladium costs.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

    Comparing results to those of the immediately preceding quarter, net income was 23% lower, primarily due to a decline in gross margins which resulted from continued expenses relating to the startup of new product lines, increases in the cost of palladium, a less favorable thin film product mix and investments in the thin film infrastructure.

    Prevailing market prices for palladium are significantly higher than prices the Registrant paid for palladium held in inventory at September 30, 2000. The Registrant has offset the increased costs of this material in part by increasing the prices of certain of its products that utilize large amounts of this material relative to their sales prices. The Registrant's newer products are being designed to minimize or eliminate the usage of palladium. At its current usage rate, the Registrant expects that, to the extent that it is not able to reflect increases in the market price of palladium in the prices of its products, these higher material prices may continue to negatively impact gross margins in fiscal year 2001.

    Selling, general and administrative expenses for the three months ended September 30, 2000 increased 88% to $4,090 as compared to $2,179 in the comparable period in the prior fiscal year. The increase was due to increased commission expense as a result of the increase in net sales, higher bonus accruals due to increased profitability and increased payroll related expenses due to an increase in the number of employees commensurate with sales volume and capacity increases.

    Research and development expenses for the three months ended September 30, 2000 increased 96% to $1,041 as compared to $530 in the comparable period in the prior fiscal year. This increase was primarily the result of increased personnel costs to support accelerated future product development and to further increase the breadth of the Registrant's research and development activities.

    Primarily as a result of the foregoing, net income for the three months ended September 30, 2000 was $2,595, or $.33 per common share ($.31 per common share assuming dilution), compared to net income of $830, or $.11 per common share ($.11 per common share assuming dilution), for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant's financial position at September 30, 2000 remains strong as evidenced by working capital of $27,392 and stockholders' equity of $47,281. The Registrant's current ratio at September 30, 2000 was 3.6:1 as compared to a current ratio of 3.8:1 at June 30, 2000. The Registrant's quick ratio at September 30, 2000 was 1.9:1 as compared to 2.1:1 at June 30, 2000.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

    Cash, cash equivalents and investments increased by $506 to $6,029 at September 30, 2000 from $5,523 at June 30, 2000, primarily as a result of cash provided by operations, partially offset by continued investment in property, plant and equipment. Accounts receivable decreased by $1,026 to $11,660 at September 30, 2000 from $12,686 at June 30, 2000 due to lower sales and improved collection efforts. Inventories increased by $1,959 to $18,092 at September 30, 2000 from $16,133 at June 30, 2000. The increase is primarily the result of increased palladium costs, an increase in finished goods inventory at our Sweden facility and increased work in process for core capacitors due to higher production capacity. Accounts payable and accrued expenses decreased by $1,294 to $7,607 at September 30, 2000 from $8,901 at June 30, 2000 primarily due to payment of fiscal year end bonus accruals.

    In November 1998, the Registrant renewed a $2,000 revolving line of credit with NationsBank, NA ("NationsBank"), as successor to Barnett Bank of Jacksonville, N.A., and secured a $3,500 line of credit with NationsBank for equipment purchases. In April 2000, the Registrant amended the loan agreement relating to these lines with Bank of America, N.A. ("Bank of America"), the successor to NationsBank. The amendment increased the revolving line of credit from $2,000 to $4,000 and changed the interest rate. The line bears interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market. Principal balances under the revolving line are repayable in eight quarterly installments commencing upon expiration of the revolving period. The line is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. As of September 30, 2000, the Registrant did not incur any borrowings under the revolving line of credit.

    At the same time that the terms of the revolving line of credit were amended, the then outstanding principal balance under the equipment line of credit of $796 was rolled over into a seven-year term note. Principal on this note is payable in quarterly installments of $28, commencing July 1, 2000.

    In November 2000, the Registrant amended its loan agreement with Bank of America. The amendment increased the equipment line of credit to $8,500 from $3,500. The line continues to bear interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market and is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The outstanding principal rolls over periodically into a self-amortizing term note of not less than four nor more than seven years. The equipment loan is secured by the related equipment purchases. During the quarter ended September 30, 2000, the Registrant borrowed an additional $1,279 under the equipment line of credit. As of September 30, 2000, the Registrant has borrowed an aggregate of $2,263 under the equipment line.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    In August 2000, the Registrant secured a mortgage loan in the principal amount of $795 with European American Bank, N.A. secured by the recently purchased facility at 11 - 13 Stepar Place. The term of the loan is 10 years to be repaid in 120 equal installments. The mortgage is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The mortgage loan bears interest at 1.5% above the six month rate for U.S. Dollar deposits on the London Interbank Market.

    Capital expenditures for the three months ended September 30, 2000 totaled $3,442 of which $2,356 was for machinery and equipment and $465 was for the purchase of the facility on Stepar Place. The Registrant intends to use cash on hand and available lines of credit to finance budgeted capital expenditures, primarily for equipment acquisition and facility expansion, of approximately $6,500 for the remainder of fiscal year 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Registrant has identified four market risks relative to its business: interest rate risk, foreign currency exchange rate risk, commodity price risk and security price risk. There has been no material changes in the way the Registrant conducts its worldwide business, foreign exchange risk management, investments in marketable securities or raw material commodity purchasing from the descriptions thereof in the Registrant's Form 10-K for the fiscal year ended June 30, 2000.

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

10(c)(ii) -   Form of Employee Stock Bonus Agreement, dated as of July 1, 1993, between the Registrant and various employees. (3)

10(c)(iii)-   Form of Employee Stock Bonus Agreement, dated as of April 19,
              1994, between the Registrant and various employees. (3)

10(c)(iv) -   Form of Employee Stock Bonus Agreement, dated as of April 20,
              1995, between the Registrant and various employees. (4)

10(e)(i)  -   Second Amended and Restated Lease, dated as of May 16, 2000, between, V.P.I. Properties Associates, d/b/a V.P.I. Properties
              Associates, Ltd., and American Technical Ceramics (Florida), Inc.
              (13)

10(f)     -   Purchase Agreement, dated May 31, 1989, by and among Diane LaFond
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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

10(g)(vi) -   Managers Profit Bonus Plan, dated December 7, 1999, and effective
              January 1, 2000. (12)

10(k)(i)  -   Letters of Agreement, dated June 26, 1996 and August 22, 1996, between the Registrant and Stuart P. Litt. (5)

10(k)(ii) -   Letter Agreement, dated September 11, 1997, between the Registrant and Stuart P. Litt. (7)

10(m)     -   American Technical Ceramics Corp. 1997 Stock Option Plan. (7)

10(n)     -   Consulting Agreement, dated as of May 1, 1998, between Chester E.
              Spence and the Registrant. (8)

10(o)     -   Loan Agreement, dated November 25, 1998, between the Registrant and NationsBank, N.A. (10)

10(o)(ii) -   Amendment to loan Agreement, dated April 13, 2000, between the
              Registrant and Bank of America, N.A. (12)

10(p)     -   Amended and Restated Employment Agreement, dated as of January 1,
              1998, between Judah Wolf and the Registrant. (11)

10(q)     -   Mortgage Note between American Technical Ceramics Corp. and
              European American Bank, N.A. dated as of August 17, 2000. (13)

21        -   Subsidiaries of the Registrant.  (2)

27        -   Financial Data Schedule.  (13)

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

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

12. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

13. Filed herewith.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

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

                        AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)

DATE: November 10, 2000                BY:        /s/ VICTOR INSETTA
                                           -------------------------------
                                                    Victor Insetta
                                                President and Director
                                               (Chief Executive Officer)




DATE: November 10, 2000                BY:       /s/ ANDREW R. PERZ
                                           ------------------------------
                                                   Andrew R. Perz
                                                     Controller
                                            (Principal Financial Officer)