Form 10-Q
period 2000-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2001-02-13
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      (X)           Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                           or

      ( )           Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                    FOR THE TRANSITION PERIOD FROM ______ TO _______


                          COMMISSION FILE NUMBER 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                      11-2113382
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


17 STEPAR PLACE, HUNTINGTON STATION, NY                             11746
----------------------------------------                          ---------
(Address of principal executive offices)                          (Zip Code)


                                 (631) 622-4700
                                 --------------
                     (Telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X              No
                     -----

As of February 2, 2001, the Registrant had outstanding 7,970,738 shares of Common Stock, par value $.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     Dec. 31, 2000              June 30, 2000
                                                                                 -----------------------    ----------------------
ASSETS                                                                                (unaudited)
Current Assets:
   Cash (including cash equivalents of approximately $458 and $448,
      respectively)                                                                 $            1,807         $            2,277
   Investments                                                                                   3,531                      3,246
   Accounts receivable, net                                                                     11,755                     12,686
   Inventories                                                                                  20,242                     16,133
   Deferred income taxes, net                                                                      693                        693
   Other current assets                                                                          1,610                      1,661
                                                                                 -----------------------    ----------------------
                              TOTAL CURRENT ASSETS                                              39,638                     36,696
                                                                                 -----------------------    ----------------------
Property, plant and equipment, net of accumulated depreciation
   and amortization of $25,946 and $23,957, respectively                                        28,756                     22,902
Other assets, net                                                                                  299                        189
                                                                                 -----------------------    ----------------------
                              TOTAL ASSETS                                          $           68,693         $           59,787
                                                                                 =======================    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                $            1,091         $              488
   Accounts payable                                                                              2,946                      2,229
   Accrued expenses                                                                              5,538                      6,672
   Income taxes payable, net                                                                     1,149                        220
                                                                                 -----------------------    ----------------------
                               TOTAL CURRENT LIABILITIES                                        10,724                      9,609
                                                                                 -----------------------    ----------------------

Long-term debt, net of current portion                                                           5,281                      3,486
Deferred income taxes                                                                            2,435                      2,371
                                                                                 -----------------------    ----------------------
                               TOTAL LIABILITIES                                                18,440                     15,466
                                                                                 -----------------------    ----------------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
   Common stock ---$.01 par value; authorized 20,000 shares;
        issued 8,426 and 8,370 shares, respectively                                                 84                         84
   Capital in excess of par value                                                               11,128                     10,366
   Retained earnings                                                                            41,122                     36,082
   Accumulated other comprehensive income (loss):
      Unrealized gain (loss) on investments available-for-sale, net                                 64                        (56)
      Cumulative foreign currency translation adjustment                                           (58)                      (112)
                                                                                 -----------------------    ----------------------
                                                                                                     6                       (168)

                                                                                 -----------------------    ----------------------
   Less:  Treasury stock, at cost (457 and 485 shares, respectively)                             1,468                      1,515
              Deferred compensation                                                                619                        528
                                                                                 -----------------------    ----------------------
                               TOTAL STOCKHOLDERS' EQUITY                                       50,253                     44,321
                                                                                 -----------------------    ----------------------

                                                                                 -----------------------    ----------------------
                               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $           68,693         $           59,787
                                                                                 =======================    ======================

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                         For the Quarter Ended Dec. 31,           For the Six Months Ended Dec. 31,
                                                             2000              1999                  2000                1999
                                                             ----              ----                  ----                ----
  Net sales                                              $      21,326      $    14,935           $     42,223        $    26,837
  Cost of sales                                                 12,468            8,650                 24,226             16,571
                                                       -----------------   --------------        ---------------     --------------
     Gross profit                                                8,858            6,285                 17,997             10,266
                                                       -----------------   --------------        ---------------     --------------

  Selling, general and administrative expenses                   3,982            2,990                  8,072              5,169
  Research and development expenses                              1,089              718                  2,130              1,248
                                                       -----------------   --------------        ---------------     --------------
     Operating expenses                                          5,071            3,708                 10,202              6,417
                                                       -----------------   --------------        ---------------     --------------

                                                       -----------------   --------------        ---------------     --------------
     Income from operations                                      3,787            2,577                  7,795              3,849
                                                       -----------------   --------------        ---------------     --------------

  Other expense (income):
     Interest expense                                              143               86                    260                188
     Interest income                                               (90)             (84)                  (190)              (152)
     Other                                                         (28)              23                    (29)               (16)
                                                       -----------------   --------------        ---------------     --------------
                                                                    25               25                     41                 20
                                                       -----------------   --------------        ---------------     --------------

   Income before provision for income taxes                      3,762            2,552                  7,754              3,829

  Provision for income taxes                                     1,317              893                  2,714              1,340
                                                       -----------------   --------------        ---------------     --------------
  Net income                                             $       2,445      $     1,659           $      5,040        $     2,489
                                                       =================   ==============        ===============     ==============

  Basic net income per common share                      $        0.31      $      0.22           $       0.63        $      0.33
                                                       =================   ==============        ===============     ==============

  Diluted net income per common share                    $        0.30      $      0.21           $       0.61        $      0.32
                                                       =================   ==============        ===============     ==============
  Basic weighted average common
     shares outstanding                                          7,952            7,653                  7,939              7,653
                                                       =================   ==============        ===============     ==============
  Diluted weighted average common
    shares outstanding                                           8,292            7,847                  8,325              7,812
                                                       =================   ==============        ===============     ==============

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   For the Six Months Ended Dec. 31,
                                                                                       2000                  1999
                                                                                -------------------   ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $         5,040       $        2,489
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                        2,063                1,548
       Loss on disposal of fixed assets                                                       ---                   30
       Stock award compensation expense                                                       340                  ---
       Realized gain on sale of investments                                                   ---                   (7)
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                               931               (2,119)
       Inventories                                                                         (4,109)                (228)
       Other assets, net                                                                      (59)                (249)
       Accounts payable and accrued expenses                                                 (417)               1,976
       Income taxes payable                                                                 1,069                1,297
                                                                                -------------------   ------------------
    Net cash provided by operating activities                                               4,858                4,737
                                                                                -------------------   ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                (7,131)              (2,606)
       Purchase of investments                                                               (102)              (1,809)
       Proceeds from sale of investments                                                      ---                1,611
       Proceeds from sale of fixed assets                                                       9                  ---
                                                                                -------------------   ------------------
    Net cash used in investing activities                                                  (7,224)              (2,804)
                                                                                -------------------   ------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of debt                                                                     (168)                (287)
       Proceeds from exercise of stock options                                                239                   20
       Proceeds from issuance of debt                                                       1,771                  ---
                                                                                -------------------   ------------------
    Net cash provided by (used in) financing activities                                     1,842                 (267)
                                                                                -------------------   ------------------

                                                                                -------------------   ------------------
       Effect of exchange rate changes on cash                                                 54                   68
                                                                                -------------------   ------------------

       Net (decrease) increase in cash and cash equivalents                                  (470)               1,734

 CASH AND CASH EQUIVALENTS, beginning of year                                               2,277                2,898

                                                                                -------------------   ------------------
 CASH AND CASH EQUIVALENTS, end of period                                         $         1,807       $        4,632
                                                                                ===================   ==================
 Supplemental cash flow information:
       Interest paid                                                              $           260       $          188
       Taxes paid                                                                 $         1,642       $          ---

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of December 31, 2000 and the results of its operations for the three and six month periods ended December 31, 2000 and 1999. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2000. Results for the three and six month periods ended December 31, 2000 are not necessarily indicative of results which could be expected for the entire year.

         Prior year share data has been revised to reflect the 2-for-1 stock split of the Registrant's Common Stock effected in the form of a 100% stock dividend effective April 24, 2000.

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


(2)      SUPPLEMENTAL CASH FLOW INFORMATION:

         During the six months ended December 31, 2000, the Registrant (i) granted $484 in deferred compensation stock awards, (ii) recognized a $140 reduction of income taxes payable related to stock options exercised, (iii) issued treasury stock in connection with stock awards with a cost basis of $47, and (iv) partially financed the acquisition of a building with a $795 mortgage.


(3)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:


                                             Dec. 31,            June 30,
                                               2000                2000
                                         ----------------    ----------------
                                            (unaudited)
                Raw materials               $   9,524           $   7,892
                Work-in-process                 5,408               4,103
                Finished goods                  5,310               4,138
                                         ----------------    ----------------
                                            $ 20,242            $  16,133
                                         ================    ================

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(4)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation.

                                                                   For the Quarter Ended December 31,
                                                          2000                                            1999
                                                          ----                                            ----
                                                                  (in thousands, except per share data)
                                           Income           Share          Per-Share        Income          Share        Per-Share
                                         (Numerator)    (Denominator)       Amount       (Numerator)    (Denominator)     Amount
                                         -----------    -------------       ------       -----------    -------------     ------
 Basic EPS                                $ 2,445           7,952         $   .31           $ 1,659          7,653        $   .22
                                                                         ============                                    ===========
 Effect of dilutive securities:
      Stock options                                           317                                              194
      Deferred compensation
         stock awards                                          23
                                       --------------    ------------    ------------   --------------   ------------    -----------
 Diluted EPS                              $ 2,445           8,292         $   .30           $ 1,659          7,847        $   .21
                                       ==============    ============    ============   ==============   ============    ===========

                                                                 For the Six Months Ended December 31,
                                                          2000                                            1999
                                                          ----                                            ----
                                                                  (in thousands, except per share data)
                                           Income           Share          Per-Share        Income          Share        Per-Share
                                         (Numerator)    (Denominator)       Amount       (Numerator)    (Denominator)     Amount
                                         -----------    -------------       ------       -----------    -------------     ------
 Basic EPS                                $ 5,040           7,939         $   .63           $ 2,489           7,653       $   .33
                                                                         ============                                    ===========
 Effect of dilutive securities:
      Stock options                                           363                                               159
      Deferred compensation
         stock awards                                          23
                                       --------------  --------------    ------------   --------------   ------------    -----------
 Diluted EPS                              $ 5,040           8,325         $   .61           $ 2,489           7,812       $   .32
                                       ==============  ==============    ============   ==============   ============    ===========

         A total of 765 options have been omitted from the calculation of dilutive EPS for the three and six months ended December 31, 2000, because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(5)      COMPREHENSIVE INCOME:

         The Registrant's comprehensive income is as follows:

                                                                           For The Three Months Ended December 31,
                                                                         2000                                    1999
                                                                         ----                                    ----
   Net income                                                                     $   2,445                            $   1,659
                                                                             -----------------                     -----------------
   Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                                            96                                  (16)

     Unrealized gains (losses) on investments:
       Gains (losses) on investments arising during
          period                                                    87                                   (61)
       Less: reclassification adjustment for realized
          gains included in net income                             ---                   87              ---                 (61)
                                                         ----------------    -----------------    -------------    -----------------

   Other comprehensive income (loss)                                                    183                                  (77)
                                                                             -----------------                     -----------------

   Comprehensive income                                                           $   2,628                            $   1,582
                                                                             =================                     =================

                                                                            For The Six Months Ended December 31,
                                                                         2000                                    1999
                                                                         ----                                    ----
   Net income                                                                     $   5,040                            $   2,489
                                                                             -----------------                     -----------------

   Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                                            54                                   68

     Unrealized gains (losses) on investments:
       Gains (losses) on investments arising
       during period                                               120                                   (89)
        Less: reclassification adjustment for realized
          gains included in net income                             ---                  120                5                 (94)
                                                         ----------------    -----------------    -------------    -----------------

   Other comprehensive income (loss)                                                    174                                  (26)
                                                                             -----------------                     -----------------

   Comprehensive income                                                           $   5,214                            $   2,463
                                                                             =================                     =================

                             AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    (In thousands, except per share data)


 (6)     LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                December 31, 2000  June 30, 2000
                                                -----------------  -------------

         Note payable to banks                   $      3,473      $      984
         Obligations under capital leases               2,899           2,990
                                                ----------------   -------------
                                                        6,372           3,974
         Less: Current portion                          1,091             488
                                                ----------------   -------------
         Long-term debt                          $      5,281      $    3,486
                                                ================   =============

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

         In October 2000, the Registrant amended its loan agreement with Bank of America, N.A. The amendment increased the equipment line of credit to $8,500 from $3,500. The line continues to bear interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market and is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The outstanding principal rolls over periodically into a self-amortizing term note of not less than four nor more than seven years. The equipment loan is secured by the related equipment purchases. During the six months ended December 31, 2000, the Registrant borrowed an additional $1,171 against the equipment line of credit and rolled over $1,466 into term notes. As of December 31, 2000, the Registrant has outstanding an aggregate of $2,698 under the equipment line.


(7)      STOCK BASED COMPENSATION:

         In April 2000, the Board of Directors approved the American Technical Ceramics Corp. 2000 Incentive Stock Plan (the "2000 Plan"). The 2000 Plan was approved by the stockholders on November 15, 2000. See Item 4 herein and Note 6 to the consolidated financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

         Net sales for the three months ended December 31, 2000 increased 43% to $21,326 from $14,935 in the comparable quarter in the prior fiscal year. The increase in net sales was primarily the result of increased sales of core commercial capacitors in both domestic and foreign markets and sales of thin film products as a result of general market demand increases.

         The backlog of unfilled orders was $30,485 at December 31, 2000, compared to $14,836 at December 31, 1999 and $28,803 at September 30, 2000. The increase in backlog compared to both the prior year and the preceding quarter was primarily due to the overall strong demand for the Registrant's core capacitor products. Bookings for the second quarter of fiscal year 2001 have slowed from the levels attained in the fourth quarter of fiscal year 2000, but are still significantly higher than the levels attained in the second quarter of fiscal year 2000.

         Gross margin for the three months ended December 31, 2000 was 41.5% of net sales as compared to 42.1% for the comparable period in the prior fiscal year. The decrease in gross margin was principally due to the costs associated with initial production of several new product initiatives and higher palladium costs, partially offset by higher sales volume and the resulting production efficiencies.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)

         Prevailing market prices for palladium are significantly higher than prices the Registrant paid for palladium held in inventory at December 31, 2000. The Registrant has offset the increased costs of this material in part by increasing the prices of certain of its products that utilize large amounts of this material relative to their sales prices. The Registrant's newer products are being designed to minimize or eliminate the usage of palladium. At its current usage rate, the Registrant expects that, to the extent that it is not able to reflect increases in the market price of palladium in the prices of its products, these higher material prices will continue to negatively impact gross margins for the remainder of fiscal year 2001.

         Selling, general and administrative expenses for the three months ended December 31, 2000 increased 33% to $3,982 as compared to $2,990 in the comparable period in the prior fiscal year. The increase was due to increased commission expense as a result of the increase in net sales, higher bonus accruals due to increased profitability and increased payroll related expenses due to an increase in the number of employees commensurate with sales volume increases. As a percentage of sales, selling, general and administrative expenses decreased to 18.7% from 20.0% in the comparable quarter in the prior fiscal year.

         Research and development expenses for the three months ended December 31, 2000 increased 52% to $1,089 as compared to $718 in the comparable period in the prior fiscal year. This increase was primarily the result of increased personnel costs to support accelerated future product development and to further increase the breadth of the Registrant's research and development activities.

         Primarily as a result of the foregoing, net income for the three months ended December 31, 2000 was $2,445, or $.31 per common share ($.30 per common share assuming dilution), compared to net income of $1,659, or $.22 per common share ($.21 per common share assuming dilution), for the comparable period in the prior fiscal year.

         Comparing results to those of the immediately preceding quarter, net income was 6% lower, primarily due to an expected decline in gross margins which resulted from increases in the cost of palladium, continued expenses relating to the startup of new product lines, and investments in the infrastructure for newer product initiatives and capacity increases for core product lines.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1999

         Net sales for the six months ended December 31, 2000 increased 57% to $42,223 as compared to net sales of $26,837 for the comparable period in the prior fiscal year. The increase in sales was primarily the result of increased sales of core commercial capacitors in both domestic and foreign markets and sales of thin film products as a result of general market demand increases.

         Gross margin for the six months ended December 31, 2000 was 42.6% of net sales as compared to 38.3% for the comparable period in the prior fiscal year. The improvement in gross margin was due to higher sales volume, particularly in thin film products, and the resulting increases in efficiency, offset somewhat by increased costs of palladium and the commencement of several new product production initiatives and measures designed to increase manufacturing capacity for the Registrant's core products.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)

         Selling, general and administrative expenses for the six months ended December 31, 2000 increased 56% to $8,072 as compared to $5,169 in the comparable period in the prior fiscal year. The increase was due to increased commission expense as a result of the increase in net sales, higher bonus accruals due to increased profitability and increased payroll related expenses due to an increase in the number of employees commensurate with sales volume increases. As a percentage of sales, selling, general and administrative expenses actually decreased to 19.1% from 19.3% in the comparable period in the prior fiscal year.

         Research and development expenses for the six months ended December 31, 2000 increased 71% to $2,130 as compared to $1,248 in the comparable period in the prior fiscal year. This increase was primarily the result of increased personnel costs to support accelerated future product development and to further increase the breadth of the Registrant's research and development activities.

         As a result of the foregoing, net income amounted to $5,040, or approximately $.63 per common share ($.61 per common share assuming dilution), for the six months ended December 31, 2000 compared to net income of $2,489, or approximately $.33 per common share ($.32 per common share assuming dilution), for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's financial position at December 31, 2000 remains strong as evidenced by working capital of $28,914 and stockholders' equity of $50,253. The Registrant's current ratio at December 31, 2000 was 3.7:1 as compared to a current ratio of 3.8:1 at June 30, 2000. The Registrant's quick ratio at December 31, 2000 was 1.8:1 compared to the quick ratio at June 30, 2000 of 2.1:1.

         Cash, cash equivalents and investments decreased by $185 to $5,338 at December 31, 2000 from $5,523 at June 30, 2000, primarily as a result of continued investment in property, plant and equipment partially offset by cash provided by operations. Accounts receivable decreased by $931 to $11,755 at December 31, 2000 from $12,686 at June 30, 2000. Accounts receivable decreased even though sales were essentially level for the quarter, due to a larger percentage of sales recognized earlier in the period. Inventories increased by $4,109 to $20,242 at December 31, 2000 from $16,133 at June 30, 2000. The increase is primarily the result of increased palladium costs, an increase in finished goods inventory at our Sweden facility and increased work in process for core capacitors due to higher production to satisfy increased demand and to increase inventories to shorten core product delivery times. Accounts payable and accrued expenses decreased by $417 to $8,484 at December 31, 2000 from $8,901 at June 30, 2000 primarily as a result of payment of year end bonus accruals during the quarter offset by increased raw material purchases and increased bonus and commission expense.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)

         The Registrant has available two credit facilities with Bank of America, N.A.; a revolving line of credit of $4,000 and an equipment line of credit of $8,500.

         In October 2000, the Registrant amended its loan agreement with Bank of America. The amendment increased the equipment line of credit to $8,500 from $3,500. The line continues to bear interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market and is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The outstanding principal rolls over periodically into a self-amortizing term note of not less than four nor more than seven years. The equipment loan is secured by the related equipment purchases.

         During the six months ended December 31, 2000, the Registrant borrowed an additional $1,771 under the equipment line of credit and rolled $1,466 over into a term loan. As of December 31, 2000, the Registrant has outstanding an aggregate of $2,698 under the equipment line and nothing outstanding under its revolving line of credit with Bank of America, N.A. The Registrant has $5,802 available under the equipment line and another $4,000 available under its revolving line of credit.

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

         Capital expenditures for the six months ended December 31, 2000 totaled $7,131 of which $4,267 was for machinery and equipment and $629 was for the purchase and renovation of the new facility on Stepar Place. The Registrant intends to use cash on hand and available lines of credit to finance budgeted capital expenditures, primarily for equipment acquisition and facility expansion, of approximately $5,000 for the remainder of fiscal year 2001.

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

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 3.         Not Applicable

ITEM 4.              Submission of Matters to a Vote of Security Holders

         At the Registrant's Annual Meeting of Stockholders held on November 15, 2000 (the "Annual Meeting"), the stockholders elected the individuals named below as directors for one-year terms. Votes were cast as follows:

                                                For              Withhold
                                          ---------------   ---------------
             Victor Insetta                  7,083,728           512,429
             Chester E. Spence               7,198,699           397,458
             O. Julian Garrard III           7,083,728           512,429
             Stuart P. Litt                  7,198,699           397,458
             Thomas Volpe                    7,198,699           397,458
             Dov S. Bacharach                7,198,699           397,458

         At the Annual Meeting, the stockholders voted to approve the American Technical Ceramics Corp. 2000 Incentive Stock Plan (the "2000 Plan"). The holders of 6,667,174 shares of Common Stock voted in favor of approving the 2000 Plan, 904,063 voted against approving the 2000 Plan and the holders of 24,920 shares of Common Stock abstained from voting on the issue.

         The stockholders also ratified the appointment of KPMG LLP as the independent public accountants to audit the Registrant's consolidated financial statements for the fiscal year ending June 30, 2001. The holders of 7,568,446 shares of Common Stock voted to ratify the appointment, 9,471 voted against ratification and the holders of 18,240 shares of Common Stock abstained from voting on the issue.

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

10(g)(iv) -  Employment Agreement, dated April 3, 1985, between Victor Insetta and the Registrant, and Amendments No. 1 through 4 thereto. (2)

10(g)(v) -   Amendment No. 5, dated as of September 11, 1998, to Employment
             Agreement between Victor Insetta and the Registrant. (8)

10(g)(vi) -  Amendment No. 6, dated as of January 3, 2001, to Employment
             Agreement between Victor Insetta and the Registrant. (14)

10(h) - Employment Agreement, dated September 1, 2000, between the Registrant and Richard Monsorno (14)

10(i) - Managers Profit Bonus Plan, dated December 7, 1999, and effective January 1, 2000. (12)

10(k) - Consulting Agreement, dated October 2000, between the Registrant and Stuart P. Litt (14)

10(m)(i) -   American Technical Ceramics Corp. 1997 Stock Option Plan (7)

10(m)(ii) -  American Technical Ceramics Corp. 2000 Incentive Stock Plan (12)

10(o) - Loan Agreement, dated November 25, 1998, between the Registrant and NationsBank, N.A. (10)

10(o)(ii) -  Amendment to loan Agreement, dated April 13, 2000, between the
             Registrant and Bank of America, N.A. (12)

10(o)(iii) - Amendment to loan Agreement, dated October 26, 2000, between the
             Registrant and Bank of America, N.A. (14)

10(p) - Amended and Restated Employment Agreement, dated as of January 1, 1998, between Judah Wolf and the Registrant. (11)

10(q) - Mortgage Note between American Technical Ceramics Corp. and European American Bank, N.A., dated as of August 17, 2000. (13)

21           Subsidiaries of the Registrant. (2)


-----------------------------------

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

13. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

14.      Filed herewith.

(b)        Reports on Form 8-K:
             No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)


     DATE:    February 12, 2001          BY:      /s/ VICTOR INSETTA
                                                  -----------------------------
                                                        Victor Insetta
                                                           President
                                                    (Chief Executive Officer)




     DATE:    February 12, 2001          BY:      /s/ ANDREW R. PERZ
                                                  ------------------------------
                                                         Andrew R. Perz
                                                   Vice President and Controller
                                                   (Principal Financial Officer)