Form 10-Q
period 2001-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2001-05-15
CIK 766430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM           TO
                                            ----------    ---------

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


                                 (631) 622-4700
                     --------------------------------------
                     (Telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

As of May 7, 2001, the Registrant had outstanding 7,995,793 shares of Common Stock, par value $.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                          March 31, 2001     June 30, 2000
                                                                          --------------     -------------
ASSET                                                                      (unaudited)
Current Assets:
   Cash (including cash equivalents of approximately $638 and $448,
      respectively)                                                         $  1,153            $  2,277
   Investments                                                                 3,592               3,246
   Accounts receivable, net                                                   13,169              12,686
   Inventories                                                                22,682              16,133
   Deferred income taxes, net                                                    693                 693
   Other current assets                                                        1,577               1,661
                                                                            --------            --------
                              TOTAL CURRENT ASSETS                            42,866              36,696
                                                                            --------            --------
Property, plant and equipment, net of accumulated depreciation
     and amortization of $26,742 and $23,957, respectively                    31,182              22,902
Other assets, net                                                                292                 189
                                                                            --------            --------
                              TOTAL ASSETS                                  $ 74,340            $ 59,787
                                                                            ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Current portion of long-term debt                                        $  3,109            $    488
   Accounts payable                                                            2,717               2,229
   Accrued expenses                                                            6,272               6,672
   Income taxes payable, net                                                   1,388                 220
                                                                            --------            --------
                               TOTAL CURRENT LIABILITIES                      13,486               9,609
                                                                            --------            --------
Long-term debt, net of current portion                                         5,128               3,486
Deferred income taxes                                                          2,457               2,371
                                                                            --------            --------
                               TOTAL LIABILITIES                              21,071              15,466
                                                                            --------            --------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
   Common stock ---$.01 par value; authorized 20,000 shares;
        Issued 8,431 and 8,370 shares, respectively                               84                  84
   Capital in excess of par value                                             11,239              10,366
   Retained earnings                                                          44,081              36,082
   Accumulated other comprehensive income (loss):
      Unrealized gain (loss) on investments available-for-sale, net              103                 (56)
      Cumulative foreign currency translation adjustment                        (353)               (112)
                                                                            --------            --------
                                                                                (250)               (168)
                                                                            --------            --------
   Less:  Treasury stock, at cost (448 and 485 shares, respectively)           1,453               1,515
              Deferred compensation                                              432                 528
                                                                            --------            --------
                               TOTAL STOCKHOLDERS' EQUITY                     53,269              44,321
                                                                            --------            --------

                               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 74,340            $ 59,787
                                                                            ========            ========




See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                            For the Quarter Ended March 31,    For the Nine Months Ended March 31,
                                            -------------------------------    -----------------------------------
                                                   2001        2000                     2001       2000
                                                 --------    --------                 --------    --------

  Net sales                                      $ 23,359    $ 18,471                 $ 65,582    $ 45,308
  Cost of sales                                    13,385       9,117                   37,611      25,687
                                                 --------    --------                 --------    --------
     Gross profit                                   9,974       9,354                   27,971      19,621
                                                 --------    --------                 --------    --------
  Selling, general and administrative expenses      4,207       3,636                   12,279       8,806
  Research and development expenses                 1,167         722                    3,297       1,970
                                                 --------    --------                 --------    --------
      Operating expenses                            5,374       4,358                   15,576      10,776
                                                 --------    --------                 --------    --------
      Income from operations                        4,600       4,996                   12,395       8,845
                                                 --------    --------                 --------    --------
  Other expense (income):
      Interest expense                                149          97                      409         285
      Interest income                                 (72)       (109)                    (262)       (261)
     Other                                            (29)         82                      (58)         66
                                                 --------    --------                 --------    --------
                                                       48          70                       89          90
                                                 --------    --------                 --------    --------
  Income before provision for income taxes          4,552       4,926                   12,306       8,755
  Provision for income taxes                        1,593       1,724                    4,307       3,064
                                                 --------    --------                 --------    --------
  Net income                                     $  2,959    $  3,202                 $  7,999    $  5,691
                                                 ========    ========                 ========    ========
  Basic net income per common share              $   0.37    $   0.42                 $   1.01    $   0.74
                                                 ========    ========                 ========    ========
  Diluted net income per common share            $   0.35    $   0.39                 $   0.96    $   0.71
                                                 ========    ========                 ========    ========
  Basic weighted average common
       shares outstanding                           7,973       7,688                    7,950       7,664
                                                 ========    ========                 ========    ========
  Diluted weighted average common
       shares outstanding                           8,355       8,174                    8,336       8,000
                                                 ========    ========                 ========    ========


See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     For the Nine Months Ended March 31,
                                                               2001        2000
                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  7,999    $  5,691
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             2,921       2,339
      (Gain) loss on disposal of fixed assets                     (11)         69
      Stock award compensation expense                            527        --
      Realized gain on sale of investments                       --            (8)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                   (483)     (4,388)
      Inventories                                              (6,549)     (1,845)
      Other assets, net                                           (19)       (827)
      Accounts payable and accrued expenses                        88       3,400
      Income taxes payable                                      1,317       1,178
                                                             --------    --------
   Net cash provided by operating activities                    5,790       5,609
                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                    (10,443)     (4,161)
      Purchase of investments                                    (102)     (1,809)
      Proceeds from sale of investments                          --         1,611
      Proceeds from sale of fixed assets                           48          20
                                                             --------    --------
   Net cash used in investing activities                      (10,497)     (4,339)
                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                          (316)       (403)
      Proceeds from exercise of stock options                     356         387
      Proceeds from issuance of debt                            3,784        --
                                                             --------    --------
   Net cash provided by (used in) financing activities          3,824         (16)
                                                             --------    --------
                                                             --------    --------
      Effect of exchange rate changes on cash                    (241)         33
                                                             --------    --------
      Net (decrease) increase in cash and cash equivalents     (1,124)      1,287
CASH AND CASH EQUIVALENTS, beginning of year                    2,277       2,898
                                                             --------    --------
CASH AND CASH EQUIVALENTS, end of period                     $  1,153    $  4,185
                                                             ========    ========
Supplemental cash flow information:
      Interest paid                                          $    409    $    285
      Taxes paid                                             $  3,248    $  1,886


 See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1) BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of March 31, 2001 and the results of its operations for the three and nine month periods ended March 31, 2001 and 2000. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2000. Results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of results which could be expected for the entire year.

         Prior year share data has been revised to reflect the 2-for-1 stock split of the Registrant's Common Stock effected in the form of a 100% stock dividend effective April 24, 2000.

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


(2) SUPPLEMENTAL CASH FLOW INFORMATION:

         During the nine months ended March 31, 2001, the Registrant (i) granted $484 in deferred compensation stock awards, (ii) recognized a $149 reduction of income taxes payable related to stock options exercised, (iii) issued treasury stock in connection with stock awards with a cost basis of $62, and (iv) partially financed the acquisition of a building with a $795 mortgage.


(3) INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                 March 31,  June 30,
                   2001      2000
                  -------   -------
                (unaudited)
Raw materials     $12,151   $ 7,892
Work-in-process     4,905     4,103
Finished goods      5,626     4,138
                  -------   -------
                  $22,682   $16,133
                  =======   =======

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(4) EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation.

                                                                    For the Quarter Ended March 31,
                                                              2001                                           2000
                                          ---------------------------------------------    -----------------------------------------
                                                                   (in thousands, except per share data)
                                            Income          Share          Per-Share         Income           Share        Per-Share
                                          (Numerator)   (Denominator)       Amount         (Numerator)     (Denominator)     Amount
                                           ----------    ------------      ---------       -----------      ------------   ---------
 Basic EPS                                  $2,959           7,973            $.37           $ 3,202           7,688           $.42
                                                                              ====                                             ====
 Effect of dilutive securities:
      Stock options                                            359                                               486
      Deferred compensation
         stock awards                                           23
                                            ------           -----            ----           -------           -----           ----
 Diluted EPS                                $2,959           8,355            $.35           $ 3,202           8,174           $.39
                                            ======           =====            ====           =======           =====           ====


                                                                     For the Nine Months Ended March 31,
                                                            2001                                               2000
                                         -------------------------------------------      ------------------------------------------
                                                                     (in thousands, except per share data)
                                            Income         Share          Per-Share        Income           Share        Per-Share
                                          (Numerator)   (Denominator)       Amount       (Numerator)     (Denominator)     Amount
                                           ----------    ------------      ---------       -----------      ------------   ---------
 Basic EPS                                  $7,999         7,950            $1.01           $ 5,691          7,664           $.74
                                                                            =====                                            ====
 Effect of dilutive securities:
      Stock options                                          363                                               336
      Deferred compensation
         stock awards                                         23
                                            ------         -----            ----           -------           -----           ----
 Diluted EPS                                $7,999         8,336            $.96           $ 5,691           8,000           $.71
                                            ======         =====            ====           =======           =====           ====



         Options covering 761 shares have been omitted from the calculation of dilutive EPS for the three and nine months ended March 31, 2001, because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(5) COMPREHENSIVE INCOME:

         The Registrant's comprehensive income is as follows:

                                                                                For The Three Months Ended March 31,
                                                                       -------------------------------------------------
                                                                              2001                              2000
                                                                       --------------------------      ------------------
   Net income                                                                         $2,959                      $3,202
                                                                                      ------                      ------
    Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                                           (295)                        (35)
     Unrealized gains on investments:
       Gains on investments arising during period                           39                              30
        Less: reclassification adjustment for realized
          gains included in net income                                      --            39                --        30
                                                                                     -------                      ------
   Other comprehensive loss                                                             (256)                         (5)
                                                                                     -------                      ------
   Comprehensive income                                                               $2,703                      $3,197
                                                                                     =======                      ======

                                                                                For The Nine Months Ended March 31,
                                                                       -------------------------------------------------
                                                                              2001                              2000
                                                                       --------------------------      ------------------
   Net income                                                                         $7,999                      $5,691
                                                                                      ------                      ------
   Other comprehensive (loss) income, net of tax:
     Foreign currency translation adjustments                                           (241)                         33
     Unrealized gains (losses) on investments:
       Gains (losses) on investments arising
       during period                                                       159                             (59)
        Less: reclassification adjustment for realized
          gains included in net income                                      --           159                 5       (64)
                                                                        -------      -------            ------    ------
   Other comprehensive loss                                                              (82)                        (31)
                                                                                     -------                      ------
   Comprehensive income                                                               $7,917                      $5,660
                                                                                     =======                      ======

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(6) LONG-TERM DEBT:

         Long-term debt consists of the following:

                                  March 31, 2001   June 30, 2000
                                  --------------   -------------
Note payable to banks                 $5,385          $  984
Obligations under capital leases       2,852           2,990
                                      ------          ------
                                       8,237           3,974
Less: Current portion                  3,109             488
                                      ------          ------
Long-term debt                        $5,128          $3,486
                                      ======          ======

         In August 2000, in connection with the purchase of a facility in Huntington Station, New York, the Registrant secured a mortgage loan in the principal amount of $795 with European American Bank, N.A. (EAB). The term of the loan is 10 years. Principal is payable in 120 equal installments together with interest on the unpaid principal balance at 1.5% above the six month rate for the U.S. Dollar deposits on the London Interbank Market. The mortgage is subject to certain financial covenants, including maintenance of asset and liability percentage ratios.

         In October 2000, the Registrant amended its loan agreement with Bank of America, N.A., increasing its line of credit for capital equipment purchases to $8,500 from $3,500. The line continues to bear interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market and is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The outstanding principal rolls over periodically into a self-amortizing term note of not less than four nor more than seven years. Borrowings under the equipment line are secured by the related equipment purchases. During the nine months ended March 31, 2001, the Registrant borrowed an additional $3,784 under the equipment line of credit and rolled over $1,466 into term notes. As of March 31, 2001, the Registrant has borrowed an aggregate of $4,630 under the equipment line.

         In April 2001, the Registrant entered into a credit facility with EAB, which makes available a $5,000 line for equipment purchases and an additional $2,000 under an unsecured term loan line. The lines bear interest at either the EAB prime rate or 1.5% above the Reserve Adjusted LIBOR (as defined) and are subject to certain financial covenants. Borrowings under the equipment line will be secured by the related equipment purchases. The outstanding balance six months after the term loan line is made available and at expiration of the line (January 2002) will roll into fully amortizing term loans with a maturity of five years.

(7) STOCK BASED COMPENSATION:

         In April 2000, the Board of Directors approved the American Technical Ceramics Corp. 2000 Incentive Stock Plan (the "2000 Plan"). The 2000 Plan was approved by the stockholders on November 15, 2000. See Note 6 to the consolidated financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 2000.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        (In thousands except share data)

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly-complex products, risks associated with international sales and sales to the U.S. military, risk of customer contract or sales order cancellation and other risks detailed from time to time in American Technical Ceramics Corp.'s filings with the Securities and Exchange Commission, including, without limitation, those contained under the caption "Item 1. BUSINESS - CAUTIONARY STATEMENTS REGARDING FORWARD - LOOKING STATEMENTS" in the Registrant's Annual Report on Form 10-K. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Registrant. Any forward-looking statement represents the Registrant's expectations or forecasts only as of the date they were made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. The Registrant undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2000

         Net sales for the three months ended March 31, 2001 increased 26% to $23,359 from $18,471 in the comparable quarter in the prior fiscal year. The increase in net sales was attributable to increases across most of the Registrant's product lines, including thin film and newer capacitor products such as the 600 series and single layer capacitors.

         The backlog of unfilled orders was $29,241 at March 31, 2001, compared to $18,965 at March 31, 2000 and $30,485 at December 31, 2000. The increase in backlog compared to the prior year was primarily due to the overall strong demand for the Registrant's core capacitor and thin film products through the first half of the fiscal year. Backlog decreased from the end of the immediately preceding quarter due to decreases in the backlog for the Registrant's core capacitor products as a result of order cancellations, mainly offset by increases in thin film product backlog. Backlog for core capacitors declined approximately $6,000 while backlog for thin film products increased approximately $5,000.

         Gross margin for the three months ended March 31, 2001 was 42.7% of net sales as compared to 50.6% for the comparable period in the prior fiscal year. The decrease in gross margin was principally due to the costs associated with initial production activity for several new product initiatives, higher palladium costs and charges to adjust certain inventory to estimated net realizable value, partially offset by higher sales volume and the resulting production efficiencies.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)


         Due to market price increases in palladium the Registrant's carrying cost of palladium at March 31, 2001 is considerably higher than at March 31, 2000. The Registrant has offset the increased costs of this material in part by increasing the prices of certain of its products that utilize large amounts of this material relative to their sales prices. The Registrant's newer products are being designed to minimize or eliminate the usage of palladium. At its current usage rate, the Registrant expects that, to the extent that it is not able to reflect increases in the market price of palladium in the prices of its products, these higher material prices will continue to negatively impact gross margins for the remainder of fiscal year 2001.

         Order bookings for the third quarter were $22,079 representing an 8% decrease from the preceding quarter and a 2% decrease from the comparable quarter in fiscal year 2000. Bookings were impacted by cancellations during the latter part of the third quarter. These cancellations were heavily weighted toward orders for core capacitor products placed by customers in the wireless and semiconductor markets. Bookings were down from the preceding quarter for almost all product lines, excluding thin film products. Subsequent to the end of the quarter, the Registrant started to experience significant bookings declines and cancellations from customers in the fiber optics marketplace similar to those experienced in other markets during the third quarter. As a result of the decrease in demand for the Registrant's products, a charge to adjust certain inventory to estimated net realizable value was taken in the third quarter of the current fiscal year.

         Selling, general and administrative expenses for the three months ended March 31, 2001 increased 16% to $4,207 as compared to $3,636 in the comparable period in the prior fiscal year. The increase was due to increased commission expense as a result of the increase in net sales, and increased payroll related expenses due to additional employees to cover expanded European operations, growth in newer product lines and development of new information technology systems. As a percentage of sales, selling, general and administrative expenses decreased to 18.0% from 19.7% in the comparable quarter in the prior fiscal year.

         Research and development expenses for the three months ended March 31, 2001 increased 62% to $1,167 as compared to $722 in the comparable period in the prior fiscal year. This increase was primarily the result of increased personnel costs to support accelerated future product development and to further increase the breadth of the Registrant's research and development activities.

         Interest expense for the three months ended March 31, 2001 was $149 compared to $97 for the comparable period in fiscal year 2000. The increase in interest expense related primarily to additional borrowings for the purchase of capital equipment. Interest income was $72 for the three months ended March 31, 2001 compared to $109 for the comparable period in fiscal year 2000. The decrease in interest income was attributable to a decrease in cash available for investment during the quarter. The Registrant had other income for the quarter of $29 as compared to other expense of $82 for the comparable quarter in fiscal year 2000. The increase in other income was primarily due to the Registrant's participation in a state funded program. Other expenses in the prior fiscal year consisted mainly of losses incurred upon disposal of fixed assets.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)

         Primarily as a result of the foregoing, net income for the three months ended March 31, 2001 was $2,959, or $.37 per common share ($.35 per common share assuming dilution), compared to net income of $3,202, or $.42 per common share ($.39 per common share assuming dilution), for the comparable period in the prior fiscal year.

         In light of the decline in bookings for the Registrant's products which began in the later part of the third quarter, the Registrant expects declines in sales and net income for the fourth quarter. In response to these declines, the Registrant has reduced its workforce, scaled back some of its research and development programs and has implemented several other cost cutting measures.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2000

         Net sales for the nine months ended March 31, 2001 increased 45% to $65,582 as compared to net sales of $45,308 for the comparable period in the prior fiscal year. The increase in net sales for the nine months was attributable to increases across most of the Registrant's product lines, including thin film and newer capacitor products such as the 600 series and single layer capacitors.

         Gross margin for the nine months ended March 31, 2001 was 42.7% of net sales as compared to 43.3% for the comparable period in the prior fiscal year. The decrease in gross margin for the nine months ended March 31, 2001 versus the comparable period of the prior fiscal year was primarily due to increased costs of palladium, a charge to adjust certain inventory to estimated net realizable value, and the commencement of several new product initiatives, offset somewhat by the higher sales volume and the resulting increase in production efficiencies. The cost of palladium has increased significantly over the past nine months, which has negatively impacted current results and will continue to impact results for the balance of the fiscal year.

         Selling, general and administrative expenses for the nine months ended March 31, 2001 increased 39% to $12,279 as compared to $8,806 in the comparable period in the prior fiscal year. The increase was due to increased commission expense as a result of the increase in net sales, higher bonus accruals due to increased profitability and increased payroll related expenses due to additional employees to cover expanded European operations, growth in newer product lines and development of new information technology systems. As a percentage of sales, selling, general and administrative expenses decreased to 18.7% from 19.4% in the comparable period in the prior fiscal year.

         Research and development expenses for the nine months ended March 31, 2001 increased 67% to $3,297 as compared to $1,970 in the comparable period in the prior fiscal year. This increase was primarily the result of increased personnel costs to support accelerated future product development and to further increase the breadth of the Registrant's research and development activities.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)

         Interest expense for the nine months ended March 31, 2001 was $409 compared to $285 for the comparable period in fiscal year 2000. The increase in interest expense related primarily to additional borrowings for the purchase of capital equipment. Interest income was $262 for the nine months ended March 31, 2001 compared to $261 for the comparable period in fiscal year 2000. The Registrant had other income for the current period of $58 as compared to other expense of $66 for the comparable period in fiscal year 2000.

         As a result of the foregoing, net income amounted to $7,999, or approximately $1.01 per common share ($.96 per common share assuming dilution), for the nine months ended March 31, 2001 compared to net income of $5,691, or approximately $.74 per common share ($.71 per common share assuming dilution), for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's financial position at March 31, 2001 remains strong as evidenced by working capital of $29,380 and stockholders' equity of $53,269. The Registrant's current ratio at March 31, 2001 was 3.2 as compared to a current ratio of 3.8:1 at June 30, 2000. The Registrant's quick ratio at March 31, 2001 was 1.5:1 compared to the quick ratio at June 30, 2000 of 2.1:1.

         Cash, cash equivalents and investments decreased by $778 to $4,745 at March 31, 2001 from $5,523 at June 30, 2000, primarily as a result of continued investment in property, plant and equipment, partially offset by cash provided by operations. Accounts receivable increased by $483 to $13,169 at March 31, 2001 from $12,686 at June 30, 2000, primarily due to strong third quarter sales. Inventories increased by $6,549 to $22,682 at March 31, 2001 from $16,133 at June 30, 2000. The increase is primarily the result of increased palladium costs, increased amounts of palladium and gold in inventory to support higher production volume, an increase in finished goods inventory at our Sweden facility and increased work in process for core capacitors due to higher production to satisfy increased demand and to increase inventories to shorten core product delivery times.

         The Registrant has available two credit facilities with Bank of America, N.A.; a revolving line of credit of $4,000 and an equipment line of credit of $8,500. The outstanding principal balance under both lines bears interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market and is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The outstanding principal balance of the equipment line rolls over periodically into a self-amortizing term note of not less than four nor more than seven years. Borrowings under the equipment line are secured by the related equipment purchases.

         During the nine months ended March 31, 2001, the Registrant borrowed an additional $3,784 under the equipment line of credit and rolled $1,466 over into a term loan. As of March 31, 2001, the Registrant has outstanding an aggregate of $4,630 under the equipment line and nothing outstanding under its revolving line of credit with Bank of America, N.A. The Registrant has $3,870 available under the equipment line and an additional $4,000 available under the revolving line of credit.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        (In thousands except share data)

         In August 2000, in connection with the purchase of a facility in Huntington Station, New York, the Registrant secured a mortgage loan in the principal amount of $795 with European American Bank, N.A. (EAB). The term of the loan is 10 years. Principal is payable in 120 equal installments together with interest on the unpaid principal balance at 1.5% above the six month rate for the U.S. Dollar deposits on the London Interbank Market. The mortgage is subject to certain financial covenants, including maintenance of asset and liability percentage ratios.

         In April 2001, the Registrant entered into a credit facility with EAB, which makes available a $5,000 line for equipment purchases and an additional $2,000 under an unsecured term loan line. The lines bear interest at either the EAB prime rate or 1.5% above the Reserve Adjusted LIBOR (as defined) and are subject to certain financial covenants. Borrowings under the equipment line will be secured by the related equipment purchases. The outstanding balance six months after the term loan line is made available and at expiration of the line (January 2002) will roll into fully amortizing term loans with a maturity of five years.

         Capital expenditures for the nine months ended March 31, 2001 totaled $10,443 of which $6,678 was for machinery and equipment, $1,470 for building and leasehold improvements of which $725 was for the purchase and renovation of the new facility in Huntington Station, New York, and $1,325 for a new information technology system. The Registrant intends to use cash on hand and available lines of credit to finance budgeted capital expenditures, primarily for equipment acquisition and facility expansion, of approximately $1,500 for the remainder of fiscal year 2001.

ITEM 3.        AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

10(g)(iii) -  Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994.  (4)

10(g)(iv)  -   Employment Agreement, dated April 3, 1985, between Victor Insetta and the Registrant, and Amendments No. 1 through 4 thereto.  (2)

10(g)(v)   -   Amendment No. 5, dated as of September 11, 1998, to Employment
               Agreement between Victor Insetta and the Registrant.  (8)

10(g)(vi)  -   Amendment No. 6, dated as of January 3, 2001, to Employment
               Agreement between Victor Insetta and the Registrant. (14)

10(h)      -   Employment Agreement, dated September 1, 2000, between the
               Registrant and Richard Monsorno  (14)

10(i)      -   Managers Profit Bonus Plan, dated December 7, 1999, and
               effective January 1, 2000.  (12)

10(k)      -   Consulting Agreement, dated October 2000, between the Registrant and Stuart P. Litt  (14)

10(m)(i)   -   American Technical Ceramics Corp. 1997 Stock Option Plan  (7)

10(m)(ii)  -   American Technical Ceramics Corp. 2000 Incentive Stock Plan  (12)

10(o)      -   Loan Agreement, dated November 25, 1998, between the Registrant and NationsBank, N.A.  (10)

10(o)(ii)  -   Amendment to loan Agreement, dated April 13, 2000, between the
               Registrant and Bank of America, N.A., as successor to
               NationsBank, N.A.  (12)

10(o)(iii) -   Amendment to loan Agreement, dated October 26, 2000, between the
               Registrant and Bank of America, N.A., as successor to NationsBank, N.A. (14)

10(o)(iv)  -   Amendment to loan Agreement, dated March 30, 2001, between the
               Registrant and Bank of America, N.A., as successor to
               NationsBank, N.A.  (15)

10(p)      -   Amended and Restated Employment Agreement, dated as of
               January 1, 1998, between Judah Wolf and the Registrant.  (11)

10(q)      -   Mortgage Note between American Technical Ceramics Corp. and
               European American Bank, N.A., dated as of August 17, 2000. (13)

10(r)      -   Employment  Agreement, dated April 10, 2001, between the
               Registrant and David Ott  (15)

21         -   Subsidiaries of the Registrant.  (2)

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

14. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

15.  Filed herewith.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)

DATE: May 14, 2001                                BY: /s/ VICTOR INSETTA
                                                      -------------------
                                                         Victor Insetta
                                                            President
                                                  (Chief Executive Officer)

DATE: May 14, 2001                                BY: /s/ ANDREW R. PERZ
                                                      --------------------
                                                        Andrew R. Perz
                                                     Vice President and
                                                         Controller
                                               (Principal Financial Officer)