Form 10-K
period 2001-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2001-09-27
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
    (X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

         ON SEPTEMBER 4, 2001, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK (BASED UPON THE CLOSING SALES PRICE OF THE REGISTRANT'S COMMON STOCK ON THE AMERICAN STOCK EXCHANGE ON SUCH DATE) HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $ 31,141,318. (FOR PURPOSES OF THIS REPORT, ALL OFFICERS AND DIRECTORS HAVE BEEN CLASSIFIED AS AFFILIATES, WHICH CLASSIFICATION SHALL NOT BE CONSTRUED AS AN ADMISSION OF THE AFFILIATE STATUS OF ANY SUCH PERSON.)

         ON SEPTEMBER 4, 2001, THE REGISTRANT HAD OUTSTANDING 8,017,993 SHARES OF COMMON STOCK.

         DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON NOVEMBER 15, 2001 ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.

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

         The Registrant designs, develops, manufactures and markets RF/Microwave/Millimeter-Wave ceramic capacitors, thin film products, and other passive components. The Registrant's products are focused primarily in the high reliability market for ultra-high frequency ("UHF") and microwave applications, including wireless electronics, fiber optics, medical electronics, semiconductor equipment and satellite equipment. Capacitors function within electronic circuits by storing and discharging precise amounts of electrical power. The Registrant believes that it is a leading manufacturer of multilayer capacitors ("MLCs") for UHF and microwave applications. Selling prices for the Registrant's MLCs typically range from $.15 to $7.50 or higher, whereas selling prices for commodity-type MLC units typically range from $.005 to $.10. Thin film products are ceramic substrates on which circuit patterns are printed by means of thin film processes, and are used by customers as building blocks in electronic circuits. Management believes the Registrant operates in only one industry segment - the electronic components industry.

         During the fiscal year ended June 30, 2001, the electronic components industry operated in two very different business climates. During the first six months of the fiscal year, the Registrant experienced unprecedented demand for its products principally from the telecommunications markets. The Registrant responded to this situation by increasing capacity, strengthening infrastructure and increasing investment in new product initiatives. During the second half of the fiscal year, the Registrant experienced a significant slowdown in the demand for its products, principally in the telecommunications, semiconductor manufacturing and fiber optic markets. This slow-down resulted in the cancellation of certain existing orders and a substantially reduced rate of incoming orders. The Registrant responded to this situation by reducing costs, including through significant reductions in the number of employees. See "Item
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         PRODUCTS

         The Registrant's traditional line of MLCs are available in predominantly four physical sizes designated "A" (.055 inch cube), "B" (.110 inch cube), "C" (.250 inch cube) and "E" (.380 inch cube); in three types of dielectrics: low-loss porcelain (the 100 series), zero temperature coefficient (the 700 series) and high dielectric constant (the 200 series); and in a variety of capacitance values. The 100 series, the Registrant's basic product line, is widely used in microwave equipment and is one of the three product lines that accounts for more than 10% of the Registrant's consolidated revenue, accounting for 42%, 46% and 48% of the Registrant's revenues in fiscal years 2001, 2000 and 1999, respectively. The 700 series has a slightly higher dissipation factor (i.e., is slightly less energy-efficient) than the 100 series. Because of its lower temperature coefficient, it is used in certain UHF/Microwave and lower frequency applications. The 700 series sales accounted for 8%, 11% and 13% of the Registrant's revenues in fiscal years 2001, 2000 and 1999, respectively. The 200 series has high packaging density and is used in microcircuits where high capacitance value is needed in a small space.

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

         Approximately 93%, 92% and 87% of the Registrant's sales in fiscal years 2001, 2000 and 1999, respectively, were to commercial (i.e., applications other than hi-rel) customers. For the fiscal years ended June 30, 2001, 2000 and 1999, the Registrant estimates that approximately 7%, 8% and 13% of the Registrant's sales, respectively, were sales of hi-rel products. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

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

         The Registrant has historically pursued the high-performance MLC market in which its products are typically applied in the manufacture of high-value capital equipment and which has commanded higher unit selling prices. The MLCs required for many of these applications constitute a small part of the circuit cost and, because performance requirements are stringent and the cost of component failure high, customers have been willing to pay the price premium associated with higher performance products such as those the Registrant makes. In recent years, the Registrant has automated its manufacturing processes to enable it to produce certain of its existing MLCs for the medium - priced niche market driven by wireless base-station infrastructure applications.

         Recently, the Registrant began marketing new capacitor products targeted toward higher volume markets. The first of these new products is the 600S which is targeted toward the high-performance, lower priced segment of the wireless industry. The 600S capacitor is smaller (.06" x .03" rectangle) and lower priced (approximately two-thirds the price of the lowest-priced comparable part) than the Registrant's traditional MLC's, and uses a new ATC-developed ceramic formulation to optimize performance for cellular and PCS operating frequencies. Sales from this product line, which was formally launched on June 16, 2000, amounted to 4% of the Registrant's revenues in fiscal year 2001 and less than 1% in the fiscal year ended June 30, 2000.

         The Registrant also offers specialized capacitors designed to perform at frequencies higher than the useful range of typical microwave MLCs. The Registrant's Microcap(R), a single layer ceramic capacitor, was developed to meet certain applications where small size is critical and which operate at frequencies extending higher than those for which MLCs are typically chosen. Manufactured and sold in both hi-rel and commercial versions, these products are used in wideband wireless data communications, satellite communications, military systems and other microwave and millimeter-wave applications. Another product tailored to the same market, the 500S Broadband Microwave Capacitor
(BMC), was introduced in June 1998. This product is based on a patented construction designed to be compatible with customers' high-volume surface-mount assembly technologies. Sales of these two product types combined amounted to 6% of the Registrant's revenues in the fiscal year ended June 30, 2001. In each of the fiscal years ended June 30, 2000 and 1999, sales of these two product types combined amounted to less than 5% of the Registrant's revenues.

         The Registrant has diversified its product line in recent years through the development of custom product capability based on thin film technologies. The Registrant produces metallized circuits and passive components on high-quality ceramic substrates to customers' drawings and specifications. Thin film layers deposited on the ceramic substrate may consist of a variety of materials with specific conductive, resistive, capacitive, and other properties enabling the build-up of the desired circuit pattern. As with a typical circuit board, the customer may then attach discrete components and chips to complete the circuit. Thin film products are used by the Registrant's customers in a broad range of applications, including microwave components, fiber optic repeaters and high-density packaging of devices, typically where requirements for high reliability, small size and dimensional precision are paramount. In the fiscal years ended June 30, 2001, 2000 and 1999, thin film sales of $20,060,000, $16,015,000 and $4,555,000, respectively, represented approximately 24%, 24% and 12% of the Registrant's revenues, respectively.

         In June 2000, the Registrant introduced a line of high power, passive resistive products. The Registrant's products, including standard resistors, terminations, attenuators and other customized products, consist of resistive and conductive layers deposited on a substrate of aluminum nitride, a base material chosen for its high thermal conductivity and its non-toxic properties. High power resistive products are used in many of the same types of equipment as are the Registrant's capacitor products. Other applications for these products, which reflect an expansion of the Registrant's customer base, include RF and microwave products, including power amplifiers, up and down converters, and high power combiner/dividers. The markets for these products include the wireless and telecommunication markets, including base station and satellite communications, and a broad range of medical, military and other commercial applications. In the fiscal year ended June 30, 2001, resistive product sales represented less than 1% of the Registrant's revenues. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         MANUFACTURING

         The manufacturing process for MLCs involves four primary stages. The first, or "white room" stage, includes tape casting, multi-layer lamination, dicing and firing of ceramic chips. In this phase, layers of electrically conducting material are printed onto ceramic tape in patterns, which eventually form the electrodes of the capacitor. The screen-printing technology used for the printing of such layers is referred to as "thick film". In the second, or "termination" stage, the ceramic chips are coated with silver. In the third, or "finishing" stage, the parts are then customized to specific order requirements for commercial applications. This stage includes, but is not limited to, chip plating, soldering of leads, laser marking and chip packaging. The chips are tested electrically and inspected throughout the entire process. If the customer's specifications call for a higher level of performance assurance, the parts are put through a fourth stage, the hi-rel stage, where additional testing is performed.

         The Registrant currently manufactures MLCs at its facilities in Huntington Station, New York and Jacksonville, Florida. Its primary MLC manufacturing site is Huntington Station, consisting of three facilities which aggregate approximately 54,000 square feet. Two of these facilities house the Registrant's state-of-the-art chip fabrication operations. These facilities are designed to provide optimum control of the Registrant's manufacturing processes and product quality, while substantially increasing its output capability.

         During fiscal year 2000, the Registrant completed capacity expansion projects which increased chip unit throughput approximately threefold during the 18 months ended June 2000. Additional capacity expansion projects completed prior to the third quarter of fiscal year 2001 increased chip volume production capability by another 50% over production levels possible at the end of fiscal year 2000. In addition, in August of fiscal year 2001, the Registrant purchased another building next to its existing facilities in New York which can add a minimum of 22,000 additional square feet of production space to the New York facility complex as such space is required.

         The Registrant also manufactures capacitors at its facilities in Jacksonville, Florida. During fiscal year 2001, the Registrant manufactured the 500S and 600S series capacitors at its Jacksonville facility. The Jacksonville facility is also the site of manufacture for the Registrant's thin film, resistor and Microcap(R) SLC product lines, and serves as the Registrant's new product technology center.

         Portions of the Jacksonville facility have been redesigned over the last few years in order to accommodate what the Registrant refers to as its "Factory of the Future". Utilizing recently developed and acquired materials, processes and equipment, the Registrant can manufacture MLC products at this facility at higher degrees of precision and control and at a substantially lower cost with accompanying high output. Moreover, the manufacturing operations at this facility are flexible, enabling the Registrant to produce ceramic structures of a wide variety of sizes, shapes and internal configurations.

         As differentiated from the "thick film" technology used in MLC manufacture, the manufacture of thin film circuits involves a method for the deposition of layers of conducting and other materials using "sputtering" technology. Also key to the manufacture of these products is the use of laser machining of ceramic substrates. Unlike the manufacture of capacitors, where all products flow through the same manufacturing sequences, manufacturing processes for custom thin film products vary significantly in accordance with each customer's specifications. The thin film product line has grown rapidly during the last several years. The Registrant has recently completed construction of a 22,000 square foot facility on its Jacksonville Campus to expand its thin film manufacturing space. This facility, which should be adequate to triple capacity, is expected to come on line during the first half of fiscal year 2002. The Registrant plans to acquire additional equipment as required to meet production needs, and toward this end, recently acquired an advanced dual beam laser machining system as well as some other new equipment.

         Resistive products, Microcap(R) SLCs and BMCs all utilize various combinations of the production methods described in the preceding discussions. The manufacture of each product line typically involves dedicated equipment as well as certain manufacturing capabilities shared with the product lines previously discussed. During fiscal year 2001, the Registrant expanded its production capabilities for the Microcap(R) SLCs and established an initial production line for resistive products.

         In order to realize the potential of its expanding and diversifying product lines and to more fully integrate all facets of its operations, the Registrant is in the process of replacing its existing information system with a modern Enterprise Resource Planning System. Utilizing modern, commercially available information technology, the new system is intended to provide improved functionality and efficiency for better planning, control and responsiveness.

         The Registrant utilizes a wide variety of specialized equipment for the fabrication, handling and testing of its products, including equipment which it has designed and constructed. The Registrant considers its capability to create its own unique equipment solutions tailored to the particular needs of its product lines and technologies to be a competitive advantage.

         Before full market introduction of a new product, the Registrant generally establishes a production line for the product and manufactures substantial quantities to evaluate and verify its ability to consistently meet quality and performance standards. Such efforts involve the dedication of equipment, materials and labor, and to the extent that these efforts do not result in saleable product, all costs are expensed. During fiscal year 2001, the Registrant's resistive product line was in this phase of development.

         In fiscal year 2001, the Registrant completed the qualification of the 600S product line, shipped in excess of 14 million pieces, and established a complete inventory staged for 24 hour delivery. In addition, the resistor product line has been extended to contain terminations and attenuators, products which complement the Registrant's overall product offering.

         To complement its own manufacturing efforts and to provide a wide variety of product offerings to its customers, the Registrant has from time to time entered into arrangements with other manufacturers to produce certain products to the Registrant's specifications. These products accounted for approximately 5% of the Registrant's revenues in fiscal year 2001 and 2% in each of fiscal years 2000 and 1999.

         Although the Registrant was able during fiscal year 2001 to selectively raise prices to cover increased costs of palladium see "Item 1. BUSINESS -- RAW MATERIALS", the historical pattern of industry price declines has largely prevented MLC producers, including the Registrant, from increasing prices and has forced the Registrant and competitors to rely on advances in productivity and efficiency in order to improve profit margins. Accordingly, the Registrant continuously looks to improve the production yields and efficiency of its manufacturing processes. The Registrant conducts continuous improvement programs targeted at streamlining manufacturing processes and increasing yields, and has established statistical process control techniques for maintaining key process steps within specified bounds and providing data to support continuous improvement. For additional information with respect to yields and efficiencies, see "Item 1. BUSINESS -- RESEARCH AND DEVELOPMENT".

         During fiscal year 2001, the Registrant's manufacturing facilities were operated under ISO-9002 registration.

         CUSTOMERS AND MARKETING

         The Registrant markets its products primarily to customers in the wireless base-station infrastructure, fiber optic telecommunications, military, medical, semiconductor manufacturing and aerospace industries. The customers included within these industries are manufacturers of microwave, high frequency and fiber optic systems, subsystems and equipment, including original equipment manufacturers and suppliers thereto, and government contractors and subcontractors. Most of the Registrant's products are used in the manufacture of capital equipment.

         The Registrant promotes its products through specialized trade shows, industry trade journal advertisements, a site on the Internet's World Wide Web and catalog direct mail programs. In fiscal year 2000, the Registrant started taking orders, on a limited basis, via its web site.

         In fiscal year 2001, the Registrant shipped to over 1,900 customers as compared to approximately 1,800 and 1,700 customers in fiscal years 2000 and 1999, respectively. The top ten customers combined accounted for approximately 29%, 35% and 27% of net sales in fiscal years 2001, 2000 and 1999, respectively. Sales to Tyco International LTD., a major telecommunications OEM, accounted for approximately 15% of the Registrant's net sales in fiscal year 2000. No customer accounted for more than 10% of the Registrant's net sales in fiscal years 1999 and 2001.

         The Registrant is a qualified producer of capacitors with the Defense Logistics Agency of the United States Department of Defense. This qualified status covers several varieties and types of capacitors. Maintenance of its qualified producer status is critical in order for the Registrant to continue to sell its hi-rel military product line. To date, the Registrant has not encountered any difficulty in maintaining its status as a qualified producer, and the Registrant believes it is presently the only supplier with such qualification for some of these product types.

         The Registrant typically sells its products through a combination of logistics arrangements and a large number of individual purchase orders. The individual purchase orders are often subject to pricing agreements. Neither pricing agreements nor logistics arrangements are firm purchase orders, but each still requires that the Registrant commit to produce semi-finished or finished goods inventory in anticipation of receiving a purchase order for immediate shipment. The supply shortage for electronic components that had begun during fiscal year 2000 continued into the first half of fiscal year 2001. The shortage, which was exacerbated by historically high capital expenditure spending as a percentage of revenue by telecommunications service providers, caused customers to alter their buying behaviors in an attempt to ensure a source of supply. As the shortage eased in the second half of fiscal year 2001, customers began to utilize their inventories of parts resulting in a decline in orders. See "Item 1. BUSINESS -- SALES BACKLOG" and "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         Customers are invoiced simultaneously with merchandise shipments, and invoices are generally payable on a 30-day basis. Customers may also charge their purchases through the use of a credit/debit card. Sales returns are authorized and accepted by the Registrant in the normal course of business. An evaluation of the returned product is performed and typically results in either a credit or a shipment of replacement product to customers. The Registrant believes that it has provided an adequate reserve for returns in the accompanying consolidated financial statements.

         In the United States, the Registrant principally sells its products through independent sales representatives who are compensated on a commission basis. In foreign countries, the Registrant historically has utilized both resellers, who purchase products from the Registrant for resale, and sales representatives. Sales in the United Kingdom are made through a wholly-owned subsidiary of the Registrant. In July 1999, the Registrant established a wholly-owned subsidiary in Sweden to directly serve customers in the Nordic countries (Sweden, Finland, Denmark and Norway). During fiscal year 2000, the Registrant expanded the scope of the Swedish subsidiary's activities serving most of the Registrant's customers in Europe, reducing the Registrant's reliance on resellers and sales representatives in this area. The Registrant continues to rely primarily on local independently-owned resellers in all other foreign markets.

         At June 30, 2001, the Registrant utilized approximately 18 sales representative organizations in the United States and approximately 11 sales representative and reseller organizations in foreign countries, principally Western Europe, Canada and the Far East. The Registrant's sales representatives and resellers generally have substantial engineering expertise, which enables them to assist the Registrant in providing a high level of service to assist customers in generating product specifications and in providing applications assistance and maintaining contact with key customers. The Registrant employs regional sales managers to supervise its sales representatives and resellers and a staff of sales and applications specialists to provide direct contact with and support to customers. See "Item 1. BUSINESS -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

         FOREIGN SALES

         In fiscal years 2001, 2000 and 1999, sales to customers located outside the United States constituted 28%, 26% and 30% of net sales, respectively. The Registrant's foreign customers are located primarily in Western Europe, Canada and the Far East. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING" and Note 9 of Notes to Consolidated Financial Statements. Export sales are made through the Registrant's foreign sales corporation subsidiary. All foreign sales, except sales by the Registrant's wholly-owned subsidiaries with offices in Sussex, England and Stockholm, Sweden, are denominated in United States dollars. In certain circumstances, the Registrant attempts to reduce the risk of doing business in foreign countries through the use of prepayment and by working closely with its foreign representatives and distributors in assessing business environments.

         SALES BACKLOG

         The Registrant's sales backlog was $16,153,000, $26,130,000 and $10,370,000 at June 30, 2001, 2000 and 1999, respectively. Backlog generally consists of a combination of the Registrant's standard products and custom manufactured parts that require a longer lead time to produce. The long-term trend in customer requirements for the Registrant's standard products was toward shorter lead times. However, during fiscal year 2000 and the first half of fiscal year 2001, a supply shortage in the electronics component marketplace caused customers to change their typical buying behavior to ensure an adequate source of supply. The buying pattern changed abruptly in the latter half of the fiscal year, primarily as a result of the slowdown in the wireless infrastructure, fiber optic and semiconductor manufacturing equipment sectors. The Registrant has experienced order cancellations and decreased bookings from its customers in these industries as they attempt to rationalize their inventory levels to the demand for their products. Thus backlog as a percentage of sales is expected to decrease in the near term. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING".

         The Registrant offers its Quik-Pick 48 Hour System(R) program pursuant to which products are shipped within 48 hours from the time the order is placed. This program has consistently gained in popularity with its customers. In order to offer this program, the Registrant has to maintain higher inventory levels of certain products in proportion to total sales than it had in the past and higher than those maintained by some other capacitor manufacturers. The future contribution of the Quik-Pick program to the financial results of the Registrant depends critically on the Registrant's ability to accurately predict customer demand for the various products offered through the program. During fiscal year 2001, the Registrant was able to replenish the inventory levels required to support the Quik-Pick program that had been depleted during fiscal year 2000.

         RESEARCH AND DEVELOPMENT

         The technology upon which the Registrant's products are based is subject to continued development of materials and processes to meet the demands of new applications and increased competition. The Registrant pursues a process-oriented strategy in which it conducts efforts aimed at developing integrated sets of materials and associated processes and equipment to provide the capability to create new or enhanced classes of products. Once a new set of technologies is established, the Registrant then seeks to develop and introduce various products using such technologies. The Registrant believes its future successes depend upon its ability to identify the requirements for future products and product enhancements, and to define, implement and successfully employ the technologies needed to meet those requirements. Accordingly, the Registrant believes that its research and development efforts are critical to its continued success.

         The Registrant conducts most of its research and development activities at its facility in Jacksonville, Florida. Activities are focused on the development of new products and improvement of existing products. Improvements in materials and process technology, and the development of specialized production equipment, are directed toward reducing product cost, as well as enhancing performance requirements that are identified through frequent customer contacts by the Registrant's sales and technical personnel. Products are introduced after extensive in-house testing and evaluations at selected customer sites. See "Item 1. BUSINESS -- MANUFACTURING".

         The Registrant often pursues programs with individual customers whom it considers to be leaders in their respective industries to develop special products to meet their specific requirements. The Registrant typically conducts such programs when it believes such products have potential applications reaching well beyond the initial customer's requirements. The Registrant's 500S product line arose from one such program conducted in past years.

         During fiscal year 2001, the Registrant continued development activities on its new resistive product line and on enhancing its line of specialty higher frequency capacitors. See "Item 1. BUSINESS -- PRODUCTS". The Registrant also continued the development of a new high-density electronic packaging technology for radio frequency (RF) and microwave frequency broadband applications. This technology, commonly referred to as Low Temperature Co-fired Ceramic (LTCC), is based on high performance dielectric ceramic materials, some manufactured by the Registrant and others purchased from leading electronic materials manufacturers. Traditional RF and microwave circuits have been limited in size and performance by the use of only two dimensions to incorporate all RF elements and passive components, such as inductors, capacitors and resistors. LTCC technology enables the user to design circuits in the third dimension with the integration of the RF elements and passive components in the body of the electronic circuit. LTCC technology also provides the ability to design circuits with integrated RF components such as couplers, power dividers/combiners, filters and impedance transformers, and passive devices.

         In fiscal year 2001, the Registrant also expanded the efficiency of the manufacturing methodology for its 600S product line, which was formally introduced in June 2000. Extensive resources have been expended in reviewing and enhancing process steps, lot sizing and developing the equipment necessary to manufacture this product. To leverage such expenditures, the above efficiencies have been extended through additional case sizes.

         Expenditures for research and development were approximately $4,180,000, $2,770,000 and $1,981,000 in fiscal years 2001, 2000 and 1999, respectively, representing approximately 5%, 4% and 5% of net sales, respectively. The Registrant anticipates that research and development expenditures in fiscal year 2002, expressed as a percentage of net sales, will increase somewhat compared to fiscal year 2001.

         RAW MATERIALS

         The principal raw materials used by the Registrant include silver, palladium, gold, other precious metals and titanate and other powders which are used in ceramic manufacture. Precious metals are available from many sources, although palladium is generally available only from a limited number of metal dealers who obtain their product requirements from the Republic of South Africa or the Russian Federation. The major consumers of palladium are the automotive and electronics industries. Prices for palladium fluctuated widely during fiscal year 2001, ranging from under $500 to over $1,000, primarily due to demand fluctuations from these industries. The Registrant believes that, based upon its current levels of production and inventories of palladium, it will not have to buy additional quantities of palladium for at least the next year. The Registrant's newer products are being designed to minimize or eliminate the usage of palladium.

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

         ENVIRONMENTAL COMPLIANCE

         The Registrant produces hazardous waste in limited quantities in the production of its products. Accordingly, the Registrant's manufacturing operations are subject to various federal, state and local laws restricting the discharge of such waste into the environment. The Registrant recycles some of its hazardous wastes and disposes of the remainder through licensed carriers, which are required to deposit such waste at licensed waste sites. The Registrant believes that it is in material compliance with all applicable federal, state and local environmental laws and does not currently anticipate having to make material capital expenditures to remain in material compliance therewith.

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

         EMPLOYEES

         At June 30, 2001, the Registrant employed 368 persons at its facilities in New York, of which 7 were employed on a part-time basis; 278 persons at its facilities in Florida, of which 3 were employed on a part-time basis; and 14 persons in sales offices in Europe. Of the 660 persons employed by the Registrant, 48 were involved in research and development activities, 521 in manufacturing, testing and as support personnel and 91 in selling and general administrative activities. None of the Registrant's employees are covered by collective bargaining agreements. The Registrant considers its relations with its employees to be satisfactory.

         CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as statements made in press releases and oral statements that may be made by the Registrant or by officers, directors or employees of the Registrant acting on the Registrant's behalf that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Registrant to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. The cautionary statements set forth below identify certain factors that could cause such differences. In addition to statements which explicitly describe risks and uncertainties, readers are urged to consider statements labeled with terms such as "believes", "belief", "expects", "plans", "anticipates", or "intends" to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear. Any forward-looking statement represents the Registrant's expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. The Registrant undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.

         The Registrant's products are used in the production of a variety of highly complex electronic products manufactured for the military and for commercial use. Accordingly, demand for the Registrant's products is highly dependent upon demand for the products in which they are used. From time to time, the Registrant's results have been negatively impacted by a general decrease in demand for technology and electronic products in the United States and abroad. There can be no assurance that the demand for such products will increase or that, even if it does increase, the demand for the Registrant's products will increase. In addition, there can be no assurance that the Registrant will not receive order cancellations after orders are booked into backlog.

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

         During the Registrant's fiscal year ended June 30, 2001, the Registrant's ten largest customers accounted for approximately 29% of net sales. The Registrant expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Registrant's profitability. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING."

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

         The Registrant's business may be adversely affected by difficulties in obtaining raw materials and other items needed for the production of its products, the effects of quality deviations in raw materials and fluctuations in prices of such materials. Palladium, a precious metal used in the production of the Registrant's capacitors, is currently available from a limited number of metal dealers who obtain product from the Republic of South Africa or the Russian Federation. Although the Registrant currently has adequate inventories of palladium, a prolonged cessation or reduction of exports of palladium by the Republic of South Africa or the Russian Federation could have a material adverse effect on the Registrant's business. See "Item 1. BUSINESS -- RAW MATERIALS".

         Certain raw materials used by the Registrant may fluctuate in price. See "Item 1. BUSINESS -- RAW MATERIALS" for information concerning recent fluctuations in prevailing market prices for palladium. To the extent that the Registrant is unable to pass on increases in the costs of such materials to its customers, this may adversely affect the gross profit margins of those products using such materials.

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

ADDRESS OF FACILITY               PRIMARY FUNCTION                  SQUARE FOOTAGE OCCUPIED         TYPE OF OCCUPANCY
-------------------               ----------------                  -----------------------         -----------------
10 Stepar Place
Huntington Station, New York      Production                                  10,900               Owned
11 - 13 Stepar Place              Purchased in August 2000.
Huntington Station, New York      Future use to be determined.                22,000               Owned
15 Stepar Place                                                                                    Leased from Principal
Huntington Station, New York      Production                                  35,000               Stockholder(1)
One Norden Lane
Huntington Station, New York      Production                                   8,400               Owned
17 Stepar Place
Huntington Station, New York      Corporate, sales, administration            18,000               Owned
2201 Corporate Square Blvd.       Production, research                                             Leased from Principal
Jacksonville, Florida             and development                             61,500               Stockholder(1)
8810 Corporate Square Court
Jacksonville, Florida             Production                                   7,500               Leased
Unit 5, Redkiln Way               Sales and distribution
Sussex, England                   office                                       2,400               Owned
Ellipsvaegen 5
SE-141 75                         Sales and distribution
Kugens Kurva, Sweden              office                                       2,400               Leased

         (1) See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Notes 4 and 7 of Notes to Consolidated Financial Statements.

         In fiscal year 1999, the Registrant renovated part of its facility at One Norden Lane, which provided increased capabilities for its manufacturing operations.

         In fiscal year 2000, the Registrant began additional renovation on its facility at One Norden Lane in order to move part of its production into the facility and increase capacity. This renovation was completed in fiscal year 2001.

         In fiscal year 2001, the Registrant purchased a 22,000 square foot facility adjacent to its existing New York facilities. This new facility is currently idle.

         In fiscal year 2002, the Registrant intends to add approximately 31,000 square feet to its Jacksonville facilities in order to expand its thin film capacity and accommodate commercial manufacture of its new resistive product line. See "Item 1. BUSINESS -- PRODUCTS -- MANUFACTURING -- RESEARCH AND DEVELOPMENT".

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the quarter ended June 30, 2001.

         EXECUTIVE OFFICERS

         The executive officers of the Registrant are as follows:

         Victor Insetta, age 61, co-founded the Registrant in 1966 and has served as President and Chief Executive Officer and a director of the Registrant since its organization.

         Richard Monsorno, age 49, has been employed by the Registrant in various capacities since 1983. In August 1996, he was appointed Senior Vice President - Technology.

         Kathleen M. Kelly, age 47, has been employed by the Registrant in various capacities since 1974. She has served as Vice President - Administration and as corporate Secretary since November 1989.

         David P. Ott, age 59, joined the Registrant in June 1999 as Vice President - New York Manufacturing, and in December 2000, was appointed Senior Vice President, New York Manufacturing. From 1997 until his employment by the Registrant, he served as Chief Operating Officer of Great Lakes Industries, LLC, a manufacturer of metal and ceramic materials. In 1997, prior to joining Great Lakes, he was a Senior Management Consultant for Murak and Associates, LLC, an executive consulting firm. From 1985 to 1996, he was the Vice President of Operations for the Tam Ceramics unit of Cookson, plc (UK), a manufacturer of ceramic capacitor materials.

         Judah Wolf, age 55, has been managing the Registrant's thin film operations in Jacksonville, Florida since 1993. In 1999, he was appointed Vice President - Thin Film Operations. In August 2001, he was appointed Senior Vice President, Thin Film Products.

         Stephen Beyel, age 37, joined the Registrant as a RF Engineer in 1988. Since 1991, he has held various managerial positions within the Registrant's Sales Department. He was appointed Vice President, Sales in November 2000.

         Andrew R. Perz, age 42, has been with the Registrant as Controller since 1998, and was appointed Vice President, Controller in November 2000. Prior to his employment by the Registrant, he held a financial management position at Lumex Inc. from July 1989 to January 1998.

         Harrison Tarver, age 55, has been employed by the Registrant in various capacities since 1973, principally in positions relating to quality assurance. He was appointed Vice President, Quality Assurance in December 2000.

         The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the Registrant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         The Registrant's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "AMK". The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended June 30, 2001 and June 30, 2000, as adjusted for the 2-for-1 stock split of the Registrant's common stock effected in the form of a 100 percent stock dividend effective April 24, 2000.


                       FISCAL 2001           FISCAL 2000
                       -----------           -----------
Quarter Ended:       High       Low        High       Low
--------------      ------     ------     ------     ------
September           $35.88     $11.50     $ 6.69     $ 3.75
December             18.60       8.40       8.50       3.75
March                18.50       8.70      22.38       6.50
June                 13.40       6.65      53.75      15.50

         NUMBER OF STOCKHOLDERS

         As of September 4, 2001, there were approximately 316 holders of record of the Registrant's common stock. The Registrant believes numerous shares are held of record by brokerage and other institutional firms for their customers.

         DIVIDENDS

         During fiscal year 2000, the Registrant declared a 2-for-1 stock split of the Registrant's common stock, which was effected in the form of a 100 percent stock dividend effective April 24, 2000. The Registrant has not paid any cash dividends on its common stock during the past two fiscal years. It is the present policy of the Registrant's Board of Directors to retain earnings to finance the expansion of the Registrant's operations and not to pay cash dividends on its common stock.

         SALES OF UNREGISTERED SECURITIES

         Pursuant to an employment agreement with an officer entered into in 1996 in connection with the commencement of his employment, the Registrant issued to the officer an aggregate of 5,704 shares of common stock during the fiscal year ended June 30, 1999.

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

         In July 2000, the Registrant issued an aggregate of 18,000 shares of common stock to seven officers and two other employees as stock bonuses.

         In July 2000, the Registrant issued 2,000 shares of common stock to each of its five non-employee directors as a stock bonus.

         In March 2001 and in June 2001, the Registrant issued an aggregate of 9,750 shares, of common stock to twelve employees as a stock bonus.

         In June 2001, pursuant to the terms of employment agreements between the Registrant and three key employees, the Registrant issued 1,000 shares of common stock to each of such employees.

         In June 2001, the Registrant awarded 1,000 shares of common stock to each of its five non-employee directors and 1,000 shares of common stock to each of six officers as stock bonuses. The shares were issued in July 2001.

         None of the shares listed above were registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereunder or because they were issued in a transaction that did not constitute a sale requiring registration under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

         The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 14 of this report. The Consolidated Financial Statements include the operations of the Registrant and its wholly-owned subsidiaries, American Technical Ceramics (Florida), Inc., ATC International Technical Ceramics, Inc., Phase Components Ltd. and ATC Nordic AB.

                                                     FISCAL YEARS ENDED JUNE 30,
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            2001      2000      1999      1998      1997
                                            ----      ----      ----      ----      ----
INCOME STATEMENT DATA:

Net sales (1) .........................   $84,585   $66,692   $37,688   $40,516   $36,636
                                          -------   -------   -------   -------   -------
Gross profit (1) ......................   $36,350   $29,946   $13,838   $16,941   $14,183
                                          -------   -------   -------   -------   -------
Income from operations ................   $16,167   $14,065   $ 3,136   $ 6,499   $ 5,578
                                          -------   -------   -------   -------   -------
Net income ............................   $10,332   $ 9,071   $ 2,129   $ 4,202   $ 3,429
                                          -------   -------   -------   -------   -------
Basic net income per common share (2) .   $  1.30   $  1.18   $  0.28   $  0.54   $  0.44
                                          -------   -------   -------   -------   -------
Diluted net income per common share (2)   $  1.24   $  1.11   $  0.28   $  0.52   $  0.44
                                          -------   -------   -------   -------   -------
Cash dividends paid per common share ..   $    --   $    --   $    --   $    --   $    --
                                          -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Property, plant and equipment, net ....   $32,089   $22,902   $18,791   $17,703   $15,404
                                          -------   -------   -------   -------   -------
Total assets ..........................   $76,576   $59,787   $43,622   $42,329   $37,124
                                          -------   -------   -------   -------   -------
Long-term debt, less current portion ..   $ 7,211   $ 3,486   $ 3,691   $ 3,338   $ 3,825
                                          -------   -------   -------   -------   -------
Working capital .......................   $33,662   $27,087   $19,160   $18,119   $16,293
                                          -------   -------   -------   -------   -------

QUARTERLY FINANCIAL DATA:
(unaudited)
                         (In thousands, except per share amounts)

                                                                         BASIC          DILUTED
                                                                    NET INCOME PER    NET INCOME
QUARTER ENDED     NET SALES (1)   GROSS PROFIT (1)   NET INCOME        SHARE (2)     PER SHARE (2)
-------------     -------------   ----------------   ----------        -----         -------------
Fiscal 2001

September .         $20,897         $ 9,139           $ 2,595          $  0.33         $  0.31
December ..          21,326           8,858             2,445             0.31            0.30
March .....          23,359           9,974             2,959             0.37            0.35
June ......          19,003           8,379             2,333             0.29            0.28
                    -------         -------           -------          -------         -------
   Total ..         $84,585         $36,350           $10,332          $  1.30         $  1.24
                    -------         -------           -------          -------         -------
Fiscal 2000

September .         $11,902         $ 3,981           $   830          $  0.11         $  0.11
December ..          14,935           6,285             1,659             0.22            0.21
March .....          18,471           9,354             3,202             0.41            0.39
June ......          21,384          10,325             3,380             0.44            0.40
                    -------         -------           -------          -------         -------
   Total ..         $66,692         $29,945           $ 9,071          $  1.18         $  1.11
                    -------         -------           -------          -------         -------

(1) Amounts for periods prior to fiscal year 2001, have been restated to reflect the adoption of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"), effective July 1, 2000.

(2) Per share data was revised to reflect the 2-for-1 stock split of the Registrant's common stock effected in the form of a 100 percent stock dividend effective April 24, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 14 of this Report. Per share data has been revised to reflect the 2-for-1 stock split of the Registrant's common stock effected in the form of a 100 percent stock dividend effective April 24, 2000. Net sales for fiscal years 2000 and 1999 have been restated to reflect the adoption of EITF 00-10 as discussed in Item 6. See also "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS" in Part I of this Report.

         RESULTS OF OPERATIONS

         FISCAL YEAR 2001 COMPARED WITH FISCAL YEAR 2000

         Net sales for the fiscal year ended June 30, 2001 were $84,585,000, an increase of 27% from the $66,692,000 recorded in the fiscal year ended June 30, 2000. Domestic sales increased by 23% to $60,964,000 in fiscal year 2001 from $49,646,000 in fiscal year 2000. International sales increased by 39% to $23,621,000 in fiscal year 2001 from $17,046,000 in fiscal year 2000. The increase in total net sales resulted primarily from an increase in demand for the Registrant's core capacitor products in both foreign and domestic markets, primarily in the first six months of fiscal year 2001.

         During the first half of fiscal year 2001, the significant increase in customer orders which began during fiscal year 2000 continued. This increase was evident in all market sectors but was most pronounced in the wireless infrastructure, fiber optic and semiconductor manufacturing equipment sectors. In the second half of fiscal year 2001, customer orders declined significantly due to slowdowns in these markets. As a result, total bookings in fiscal year 2001 were $76,286,000 compared to record bookings in fiscal year 2000 of $82,521,000, a decline of approximately 8%.

         During the first half of the fiscal year ended June 30, 2001, many of the Registrant's customers changed their ordering patterns, to protect themselves against potential supply shortages. These customers reverted back to prior practices of placing long-term orders to lock in supplier commitments, (in recent years, customer ordering patterns have trended toward smaller volume orders with shorter lead times). This trend changed abruptly in the latter half of the fiscal year, primarily as a result of the slowdown in the wireless infrastructure, fiber optic and semiconductor manufacturing equipment sectors. The Registrant has experienced order cancellations and decreased bookings from its customers in these industries as they attempt to rationalize their inventory levels to the demand for their products.

         The Registrant expects sales to continue at lower levels in future quarters until bookings increase. The Registrant currently expects that bookings will increase compared to the fourth quarter of fiscal year 2001, but will remain at significantly lower levels in fiscal year 2002 compared to the first half of fiscal year 2001. In light of this bookings outlook, the Registrant has instituted a program to rationalize its workforce and reduce spending. Some of these cost cutting measures, including a workforce reduction and a reduction in spending on research and development, were implemented during the fourth quarter of fiscal year 2001 and have continued in the first quarter of fiscal year 2002.

         Gross margins were 43% of net sales in fiscal year 2001, compared to 45% in fiscal year 2000. The decrease in gross margins was primarily attributable to higher costs for palladium, costs associated with initial production of several new product initiatives and inventory write-downs to net realizable value as a result of the economic slowdown, to and a lesser extent, certain non-recurring charges primarily related to the retirement of certain equipment.

         Operating expenses totaled $20,183,000, or 24% of net sales, in fiscal year 2001, compared to $15,881,000, or 24% of net sales, in fiscal year 2000. The increase in operating expenses from the prior fiscal year was primarily attributable to increased staff to support the higher volume of transactions, higher commissions related to the higher sales volume, increased research and development spending for the development of new products.

         Net interest expense was $226,000 in fiscal year 2001, compared to net interest expense of $40,000 in fiscal year 2000. The increase in net interest expense was attributable to increases in loan balances during fiscal year 2001 in support of capital expansion as compared to fiscal year 2000, and a decrease in interest income on cash and investments due to lower cash available for investing.

         The effective income tax rate for both fiscal year 2001 and fiscal year 2000 was 35%.

         As a result of the foregoing, the Registrant reported net income of $10,332,000, or $1.30 per common share ($1.24 per common share assuming dilution), for fiscal year 2001, compared to net income of $9,071,000, or $1.18 per common share ($1.11 per common share assuming dilution), for fiscal year 2000.

         FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

         Net sales for the fiscal year ended June 30, 2000 were $66,692,000, an increase of 77% from the $37,688,000 recorded in the fiscal year ended June 30, 1999. Domestic sales increased by 87% to $49,646,000 in fiscal year 2000 from $26,568,000 in fiscal year 1999. International sales increased by 53% to $17,046,000 in fiscal year 2000 from $11,120,000 in fiscal year 1999. The increase in total net sales resulted primarily from an increase in demand for the Registrant's core capacitor products in both foreign and domestic markets. Thin film products experienced steady and consistent growth throughout each quarter of the fiscal year.

         The Registrant experienced a significant increase in customer orders throughout fiscal year 2000. This increase was evident in all market sectors, but was most pronounced in the wireless infrastructure, fiber optic and semiconductor manufacturing equipment sectors. As a result of the strong increase in demand for core capacitors and thin film products, the Registrant recorded record high bookings of $82,521,000 in fiscal year 2000, an increase of 98% over fiscal year 1999's record bookings of $41,580,000.

         During the fiscal year ended June 30, 2000, some of the Registrant's products were on allocation, delivery times had been extended and customers had changed their ordering patterns. In recent years, customers have been using various arrangements, such as rolling forecasts and kan-ban systems, to shorten their horizons for hard orders. To protect themselves against potential supply shortages, many reverted back to prior practice of placing long-term orders to lock in supplier commitments. This ordering trend appeared to reach a peak in the fourth quarter of fiscal year 2000, resulting in a large backlog for many of the Registrant's products.

         Gross margins were 45% of net sales in fiscal year 2000 compared to 37% in fiscal year 1999. The increase in gross margins was primarily attributable to higher sales volume, particularly of thin film products, and the resulting increases in efficiency.

         Operating expenses totaled $15,881,000, or 24% of net sales, in fiscal year 2000, compared to $10,702,000, or 28% of net sales, in fiscal year 1999. The increase in operating expenses from the prior fiscal year was primarily attributable to increases in research and development staff due to the formation of a dedicated Radio Frequency design group, increased sales commission expense as a result of the increase in net sales, an increase in bonus expense due to increases in net income, a new executive incentive plan and expenses associated with the Registrant's sales office in Stockholm, Sweden, which commenced operations in August 1999.

         Net interest expense was $40,000 in fiscal year 2000, compared to net interest expense of $111,000 in fiscal year 1999. The decrease in net interest expense was attributable to decreases in loan balances during fiscal year 2000 as compared to fiscal year 1999 and an increase in interest income on cash and investments.

         The Registrant recorded other expense of $69,000 in fiscal year 2000, compared to other income of $251,000 in fiscal year 1999. Other expense in fiscal year 2000 consisted of losses on disposals of fixed assets.

         The effective income tax rate for both fiscal year 2000 and fiscal year 1999 was 35%.

         As a result of the foregoing, the Registrant reported net income of $9,071,000, or $1.18 per common share ($1.11 per common share assuming dilution), for fiscal year 2000, compared to net income of $2,129,000, or $0.28 per common share ($0.28 per common share assuming dilution), for fiscal year 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's financial position at June 30, 2001 remains strong as evidenced by working capital of $33,662,000, compared to working capital of $27,087,000 at June 30, 2000. The Registrant's current ratio at June 30, 2001 was 4.2:1, compared to 3.8:1 at June 30, 2000. The increase in the current ratio was primarily due to inventory increases resulting from planned increases (discussed further below) and the recent slowdown in demand. The Registrant's quick ratio at June 30, 2001 decreased to 1.9:1, compared to 2.1:1 at June 30, 2000 primarily due to increases in income taxes payable.

         Cash and investments decreased to $5,179,000 at June 30, 2001 compared to $5,523,000 at June 30, 2000. The decrease in cash and investments was primarily the result of funding additions to property, plant and equipment and purchases of raw materials. Additions of $12,973,000 to property, plant and equipment included expenditures for the planned replacement of information technology systems, facility expansions and the purchase of a building adjacent to the Registrant's existing facilities in Huntington Station, New York. Accounts receivable decreased by $1,156,000 to $11,530,000 at June 30, 2001, compared to $12,686,000 at June 30, 2000. The decrease in accounts receivable was attributable to the decreasing sales volume, particularly in the fourth quarter of fiscal year 2001. Inventories increased by $8,435,000 to $24,568,000 at June 30, 2001, compared to $16,133,000 at June 30, 2000. The increase is primarily the result of increases in the cost of palladium, increased purchases of palladium and gold to support higher production volume, an increase in finished goods inventory at the Registrant's facility in Sweden, planned increases in work in process and finished goods inventories of core capacitors designed to shorten product delivery times and the recent slowdown in demand.

         Accounts payable decreased by $474,000 to $1,755,000 at June 30, 2001, compared to $2,229,000 at June 30, 2000. The decrease in accounts payable was the result of recently reduced spending for capital expenditures and raw material due to the economic slowdown. Accrued expenses decreased by $437,000 to $6,235,000 at June 30, 2001, compared to $6,672,000 at June 30, 2000. The decrease in accrued expenses was due to lower commissions and bonuses payable due to recently declining sales and income. Income taxes payable increased by $1,539,000 at June 30, 2001 to $1,759,000, compared to $220,000 at June 30, 2000 as a result of increases in income tax liabilities resulting from higher taxable income for fiscal year 2001 compared to fiscal year 2000.

         The Registrant leases a manufacturing facility from a partnership controlled by the Registrant's President and Chief Executive Officer and principal stockholder under a capital lease. The lease has been amended several times, most recently as of May 16, 2000, primarily to reflect certain additions to the facility. See "Item 2. PROPERTIES". Under the amended lease, the Registrant is obligated to pay approximately $461,000 per annum. The payments due over the remaining ten years of this capital lease, including the portion related to interest, total approximately $4,727,000. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Note 4 of Notes to Consolidated Financial Statements.

         In November 1998, the Registrant renewed a $2,000,000 revolving line of credit with NationsBank, N.A. ("NationsBank"), the successor to Barnett Bank of Jacksonville, N.A. ("Barnett Bank"), and secured a $3,500,000 line of credit with NationsBank for equipment purchases. Both lines bear interest at 2% above the three month rate for U. S. Dollar deposits on the London Interbank Market ("LIBOR"). Principal balances under the revolving line of credit will be repayable in eight quarterly installments commencing upon expiration of the revolving period. The outstanding principal under the equipment line of credit rolls over periodically into a self-amortizing term note of not less than four nor more than seven years. The equipment loan is secured by the related equipment purchases. Borrowing under both lines is subject to compliance with certain financial covenants, including maintenance of asset and liability percentage ratios.

         In April 2000, the Registrant amended its loan agreement with Bank of America, N.A. ("Bank of America"), the successor to NationsBank. The amendment increased the revolving line of credit to $4,000,000 and changed the interest rate. Both lines now bear interest at 1 1/2 % above the one month LIBOR rate. All other terms and conditions of the loan agreement are substantially the same as those contained in the original agreement entered into during November 1998. At the same time, the then outstanding principal balance under the equipment line of credit of $796,000 was rolled over into a seven-year term note. Principal on this note is payable in quarterly installments of $28,500, commencing July 1, 2000. As of June 30, 2001, the Registrant did not incur any borrowings under the revolving line of credit and has borrowed an aggregate of $984,000 under the equipment line.

         In October 2000, the Registrant amended its loan agreement with Bank of America increasing its line of credit for capital equipment purchases to $8,500,000 from $3,500,000. During fiscal year 2001, the Registrant borrowed an additional $3,784,000 under the equipment line of credit and rolled over $1,466,000 into term notes. As of June 30, 2001, the Registrant has borrowed an aggregate of $4,630,000 under the equipment line.

         In May 2001, the Registrant entered into a credit facility with European American Bank ("EAB"). The facility is now with Citibank, N.A. ("Citibank"), as successor to EAB. The loan makes available a $5,000,000 equipment line of credit and a $2,000,000 unsecured term loan line. Both lines bear interest at the Registrant's option at either the Citibank prime rate or 1 1/2 % above the Reserve Adjusted LIBOR (as defined) and are subject to certain financial covenants. Borrowings under the equipment line will be secured by the related equipment purchases. The outstanding balance six months after the term loan line is made available and at expiration of the line (January 2002) will automatically convert into fully amortizing term loans with a maturity of five years bearing interest at the same rate as the equipment loan.

         In August 2000, the Registrant secured a $795,000 mortgage loan with EAB, secured by the recently purchased facility at 11 - 13 Stepar Place, Huntington Station, New York. The loan is now with Citibank, as successor to EAB. The term of the loan is 10 years to be repaid in 120 equal installments. The mortgage is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The mortgage loan bears interest at 1 1/2% above the six month LIBOR rate.

         The Registrant intends to use cash on hand and available lines of credit to finance budgeted capital expenditures, primarily for equipment acquisition and facility expansion, of approximately $3,000,000 in fiscal year 2002.

         INFLATION

         The Registrant does not expect the effects of inflation to have a significant impact on its liquidity or results of operations.

         ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141"), which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Registrant does not expect the adoption of SFAS No. 141 to have a material impact on its consolidated results of operations or financial position.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Under SFAS No. 142, amortization of goodwill will be terminated. However, goodwill will be subject to periodic assessments for impairment by applying a fair-value-based test. Intangible assets must be separately recognized and amortized over their useful lives. The Registrant does not expect the adoption of SFAS No. 142 (effective July 1, 2001) to have any impact on its consolidated results of operations or financial position.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction development and/or normal use of the asset. The company is also to record a corresponding increase to the carrying amount of the related asset and to depreciate that cost over the life of the asset. The amount of the liability is changed at the end of each period to reflect the passage of time and changes in estimated future cash flows. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Registrant has not yet determined the impact of its planned adoption of SFAS No. 143 (anticipated for July 1, 2002). Currently, the Registrant does not believe that it has any asset retirement obligations that would be subject to SFAS No. 143.

         MARKET RISKS

         The Registrant has identified four market risks relative to its business: interest rate risk, foreign currency exchange rate risk, commodity price risk and security price risk. The Registrant has managed its market risk exposures in order to minimize their potential impact on its consolidated financial condition and results of operations. Specifically:

    a) Interest rate risk. In light of the Registrant's existing cash balances, its results of its operations, the terms of its debt obligations and its projected capital needs, it does not believe that a significant change in interest rates would have a significant impact on its consolidated financial position. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES".

    b) Foreign currency exchange rate risk. With the exception of sales by two of the Registrant's wholly-owned subsidiaries, one in the United Kingdom (which are denominated in Pounds) and the other in Sweden (which are denominated in Krona), all transactions are, or are anticipated to be, denominated in U.S. Dollars. At the present time, the contribution of these subsidiaries to the Registrant's consolidated results of operations is not significant. See Note 9 of Notes to Consolidated Financial Statements. Accordingly, fluctuations in exchange rates would not presently have a material adverse effect on the Registrant's operations.

    c) Commodity price risk. In light of recent fluctuations in the price of palladium, the Registrant has purchased additional inventories of this raw material to protect against future unavailability and unstable pricing. See "Item 1. BUSINESS -- RAW MATERIALS". The Registrant believes that, based upon its current levels of production and inventories of palladium, it will not have to buy any additional quantities of palladium for at least the next year.

    d) Security price risk. The Registrant's current portfolio of marketable securities consists of U.S. Treasury notes with varying maturities of up to ten years. The Registrant would manage any exposure resulting from declining prices by holding any securities which decline substantially in value until maturity.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Registrant's Consolidated Financial Statements and the Notes thereto begin on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15, 2001 is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15, 2001 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and the information relating to beneficial ownership of the Registrant's common stock in the table under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15, 2001 is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15, 2001 is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   FINANCIAL STATEMENTS                                              PAGE NO.

      Index to Consolidated Financial Statements .......................  F
      Independent Auditors' Report .....................................  F-1
      Consolidated Financial Statements
               Balance Sheets as of June 30, 2001 and 2000..............  F-2
               Statements of Earnings
                  Years Ended June 30, 2001, 2000 and 1999..............  F-3
               Statements of Stockholders' Equity
                  Years Ended June 30, 2001, 2000 and 1999..............  F-4
               Statements of Cash Flows
                  Years Ended June 30, 2001, 2000 and 1999..............  F-5
               Notes to Consolidated Financial Statements ..............  F-6

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

10(c)(iii)  -  Form of Employee Stock Bonus Agreement, dated as of April 19,
               1994, between the Registrant and various employees. (3)

10(c)(iv)   -  Form of Employee Stock Bonus Agreement, dated as of April 20,
               1995, between the Registrant and various employees. (4)

10(e)(i)    -  Second Amended and Restated Lease, dated as of May 16, 2000, between V.P.I. Properties Associates, d/b/a V.P.I. Properties
               Associates, Ltd., and American Technical Ceramics (Florida), Inc.
               (13)

10(f)       -  Purchase Agreement, dated May 31, 1989, by and among Diane LaFond
               Insetta and/or Victor D. Insetta, as custodians for Danielle and Jonathan Insetta, and American Technical Ceramics Corp., and amendment thereto, dated July 31, 1989. (4)

10(g)(iii)  -  Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (4)

10(g)(iv)   -  Employment Agreement, dated April 3, 1985, between Victor Insetta and the Registrant, and Amendments No. 1 through 4 thereto. (2)

10(g)(v)    -  Amendment No. 5, dated as of September 11, 1998, to Employment
               Agreement between Victor Insetta and the Registrant. (8)

10(g)(vi)   -  Managers Profit Bonus Plan, dated December 7, 1999, and effective
               January 1, 2000. (12)

10(h)       -  Employment Agreement, dated September 1, 2000, between the
               Registrant and Richard Monsorno. (14)

10(k)       -  Consulting Agreement, dated October 2000, between the Registrant and Stuart P. Litt. (14)

10(m) (i)   -  American Technical Ceramics Corp. 1997 Stock Option Plan. (7)

10(m) (ii)  -  American Technical Ceramics Corp. 2000 Incentive Stock Plan. (12)

10(o)(i)    -  Loan Agreement, dated November 25, 1998, between the Registrant and NationsBank, N.A. (10)

10(o)(ii)   -  Amendment to Loan Agreement, dated February 4, 1999, between the
               Registrant and NationsBank, N.A. (12)

10(o)(iii)  -  Second Amendment to Loan Agreement, dated April 13, 2000, between the Registrant and Bank of America, N.A., as successor to NationsBank, N.A. (12)

10(o)(iv)   -  Third Amendment to Loan Agreement, dated October 26, 2000, between the Registrant and Bank of America, N.A., as successor to NationsBank, N.A. (15)

10(o)(v)    -  Fourth Amendment to Loan Agreement, dated March 30, 2001, between the Registrant and Bank of America, N.A., as successor to NationsBank, N.A. (15)

10(p)       -  Amended and Restated Employment Agreement, dated as of January 1,
               1998, between Judah Wolf and the Registrant. (11)

10(q)       -  Mortgage Note between American Technical Ceramics Corp. and
               European American Bank, N.A., dated as of August 17, 2000. (13)

10(r)       -  Employment Agreement, dated April 10, 2001, between the
               Registrant and David Ott. (15)

10(s)       -  Loan Agreement, dated May 8, 2001, between the Registrant and
               European American Bank, N.A. (16)

21          -  Subsidiaries of the Registrant. (2)

23          -  Consent of KPMG LLP (16)

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

15. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

16.  Filed herewith.

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

Dated:   September 21, 2001

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

        NAME                          TITLE                          DATE
        ----                          -----                          ----

/S/ VICTOR INSETTA          President and Director            September 21, 2001
------------------          (Principal Executive Officer)
Victor Insetta

/S/ ANDREW R. PERZ          Vice President, Controller        September 21, 2001
------------------          (Principal Accounting Officer)
Andrew R. Perz

/S/ STUART P. LITT          Director                          September 21, 2001
------------------
Stuart P. Litt

/S/ O. JULIAN GARRARD III   Director                          September 21, 2001
-------------------------
O. Julian Garrard III

/S/ CHESTER E. SPENCE       Director                          September 21, 2001
---------------------
Chester E. Spence

/S/ THOMAS J. VOLPE         Director                          September 21, 2001
-------------------
Thomas J. Volpe

/S/DOV S. BACHARACH         Director                          September 21, 2001
-------------------
Dov S. Bacharach

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page Number

    Independent Auditors' Report  . . . . . . . . . . . . . . . . .      F-1

    Consolidated Balance Sheets as of June 30, 2001 and 2000  . . .      F-2

    Consolidated Statements of Earnings
      Years Ended June 30, 2001, 2000 and 1999  . . . . . . . . . .      F-3

    Consolidated Statements of Stockholders' Equity
      Years Ended June 30, 2001, 2000 and 1999  . . . . . . . . . .      F-4

    Consolidated Statements of Cash Flows
      Years Ended June 30, 2001, 2000 and 1999  . . . . . . . . . .      F-5

    Notes to Consolidated Financial Statements  . . . . . . . . . .      F-6

                                        F

                          Independent Auditors' Report


The Board of Directors and Stockholders
American Technical Ceramics Corp.:

We have audited the accompanying consolidated balance sheets of American Technical Ceramics Corp. and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical Ceramics Corp. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Melville, New York
August 21, 2001

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                     JUNE 30, 2001   JUNE 30, 2000
                                                                                ------------    -------------
CURRENT ASSETS
   Cash (including cash equivalents of $552,000 and
      $448,000, respectively) ...............................................   $  1,659,000    $  2,277,000
   Investments ..............................................................      3,520,000       3,246,000
   Accounts receivable, net .................................................     11,530,000      12,686,000
   Inventories ..............................................................     24,568,000      16,133,000
   Deferred income taxes, net ...............................................      1,722,000         693,000
   Other current assets .....................................................      1,289,000       1,661,000
                                                                                ------------    ------------
                                  TOTAL CURRENT ASSETS                            44,288,000      36,696,000
                                                                                ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
   Land .....................................................................        738,000         738,000
   Buildings ................................................................      9,101,000       7,591,000
   Leasehold improvements ...................................................      4,600,000       3,620,000
   Machinery and equipment ..................................................     39,258,000      31,180,000
   Computer equipment and software ..........................................      4,509,000       2,463,000
   Furniture, fixtures and other ............................................      1,522,000       1,267,000
                                                                                ------------    ------------
                                                                                  59,728,000      46,859,000
   Less: Accumulated depreciation and amortization ..........................     27,639,000      23,957,000
                                                                                ------------    ------------
                                                                                  32,089,000      22,902,000
                                                                                ------------    ------------
OTHER ASSETS ................................................................        199,000         189,000
                                                                                ------------    ------------
                                  TOTAL ASSETS                                  $ 76,576,000    $ 59,787,000
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt ........................................   $    877,000    $    488,000
   Accounts payable .........................................................      1,755,000       2,229,000
   Accrued expenses .........................................................      6,235,000       6,672,000
   Income taxes payable .....................................................      1,759,000         220,000
                                                                                ------------    ------------
                                  TOTAL CURRENT LIABILITIES                       10,626,000       9,609,000

LONG-TERM DEBT, NET OF CURRENT PORTION ......................................      7,211,000       3,486,000
DEFERRED INCOME TAXES .......................................................      2,910,000       2,371,000
                                                                                ------------    ------------
                                  TOTAL LIABILITIES                               20,747,000      15,466,000
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock -- $.01 par value; authorized 20,000,000 shares; issued
        8,451,433 and 8,369,528 shares,
        outstanding 8,007,293 and 7,884,638 shares, respectively ............         85,000          84,000
   Capital in excess of par value ...........................................     11,260,000      10,366,000
   Retained earnings ........................................................     46,414,000      36,082,000
   Accumulated  other comprehensive income (loss):
      Unrealized gain (loss) on investments available-for-sale, net .........         56,000         (56,000)
      Cumulative foreign currency translation adjustment ....................       (294,000)       (112,000)
                                                                                ------------    ------------
                                                                                    (238,000)       (168,000)
                                                                                ------------    ------------
    Less: Treasury stock, at cost (444,140 and 484,890 shares, respectively)       1,447,000       1,515,000
               Deferred compensation ........................................        245,000         528,000
                                                                                ------------    ------------
                                  TOTAL STOCKHOLDERS' EQUITY                      55,829,000      44,321,000
                                                                                ------------    ------------
                                                                                $ 76,576,000    $ 59,787,000
                                                                                ============    ============

See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      YEARS ENDED JUNE 30, 2001, 2000, 1999

                                                         2001            2000            1999
                                                         ----            ----            ----
Net sales ........................................   $ 84,585,000    $ 66,692,000    $ 37,688,000
Cost of sales ....................................     48,235,000      36,746,000      23,850,000
                                                     ------------    ------------    ------------
     Gross profit ................................     36,350,000      29,946,000      13,838,000
                                                     ------------    ------------    ------------

Selling, general and administrative expenses .....     16,003,000      13,111,000       8,721,000
Research and development expenses ................      4,180,000       2,770,000       1,981,000
                                                     ------------    ------------    ------------
     Operating expenses ..........................     20,183,000      15,881,000      10,702,000
                                                     ------------    ------------    ------------
     Income from operations ......................     16,167,000      14,065,000       3,136,000
                                                     ------------    ------------    ------------
Other expense (income)
     Interest expense ............................        559,000         406,000         420,000
     Interest income .............................       (333,000)       (366,000)       (309,000)
     Other .......................................         45,000          69,000        (251,000)
                                                     ------------    ------------    ------------
                                                          271,000         109,000        (140,000)
                                                     ------------    ------------    ------------

     Income before provision for income taxes ....     15,896,000      13,956,000       3,276,000

Provision for income taxes .......................      5,564,000       4,885,000       1,147,000
                                                     ------------    ------------    ------------
     Net income ..................................   $ 10,332,000    $  9,071,000    $  2,129,000
                                                     ============    ============    ============

Basic net income per common share ................   $       1.30    $       1.18    $       0.28

Diluted net income per common share ..............   $       1.24    $       1.11    $       0.28
                                                     ------------    ------------    ------------
Basic weighted average common shares outstanding .      7,962,000       7,706,000       7,658,000
                                                     ============    ============    ============

Diluted weighted average common shares outstanding      8,315,000       8,186,000       7,658,000
                                                     ============    ============    ============

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2001, 2000, AND 1999


                                                Comprehensive                                     Capital in
                                                  Income /                Common Stock             Excess of       Retained
                                                    (Loss)            Shares         Amount        Par Value       Earnings
                                                -------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                            8,135,958     $    82,000     $ 6,560,000     $24,882,000

Net income                                      $ 2,129,000             ---             ---             ---         2,129,000

Purchase of treasury stock                            ---               ---             ---             ---            ---

Issuance of shares for compensation                   ---               ---             ---           130,000          ---

Stock award compensation expense                      ---               ---             ---           162,000          ---

Issuance of shares for inventory purchase             ---               ---             ---            51,000          ---

Other comprehensive income, net of tax:

   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment                   (181,000)            ---             ---             ---            ---

   Foreign currency translation adjustment          (89,000)            ---             ---             ---            ---
                                                ---------------
Other comprehensive loss, net of tax               (270,000)            ---             ---             ---            ---
                                                ---------------
Comprehensive income                            $ 1,859,000
                                                -------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                            8,135,958     $    82,000     $ 6,903,000     $27,011,000

Net income                                      $ 9,071,000             ---             ---             ---         9,071,000

Tax benefit of stock options exercised                ---               ---             ---         1,366,000          ---

Stock award compensation                              ---               ---             ---         1,137,000          ---

Exercise of stock options                             ---             233,570           2,000         960,000          ---

Other comprehensive income, net of tax:

   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment                    (58,000)            ---             ---             ---            ---

   Foreign currency translation adjustment          (14,000)            ---             ---             ---            ---
                                                ---------------
Other comprehensive loss, net of tax                (72,000)            ---             ---             ---            ---
                                                ---------------
Comprehensive income                            $ 8,999,000
                                                -------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                            8,369,528     $    84,000     $10,366,000     $36,082,000

Net income                                      $10,332,000             ---             ---             ---        10,332,000

Tax benefit of stock options exercised                ---               ---             ---           182,000          ---

Stock award compensation expense                      ---               ---             ---           369,000          ---

Exercise of stock options                             ---              81,905           1,000         343,000          ---

Other comprehensive income, net of tax:

   Unrealized gains on investments
      available-for-sale                            112,000             ---             ---             ---            ---

   Foreign currency translation adjustment         (182,000)            ---             ---             ---            ---
                                                ---------------
Other comprehensive loss, net of tax                (70,000)            ---             ---             ---            ---
                                                ---------------
Comprehensive income                            $10,262,000             ---             ---             ---            ---
                                                -------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                                            8,451,433     $    85,000     $11,260,000     $46,414,000
                                                                  -------------------------------------------------------------

                                                  Accumulated
                                                     Other
                                                  Comprehensive                      Deferred
                                                  Income (Loss)   Treasury Stock   Compensation       Total
                                                --------------------------------------------------------------
BALANCE AT JUNE 30, 1998                           $   174,000     $  (611,000)    $   (14,000)    $31,073,000

Net income                                               ---             ---             ---         2,129,000

Purchase of treasury stock                               ---        (1,198,000)          ---        (1,198,000)

Issuance of shares for compensation                      ---            84,000           ---           214,000

Stock award compensation expense                         ---           161,000          14,000         337,000

Issuance of shares for inventory purchase                ---            49,000           ---           100,000

Other comprehensive income, net of tax:

   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment                         ---             ---             ---             ---

   Foreign currency translation adjustment               ---             ---             ---             ---

Other comprehensive loss, net of tax                  (270,000)          ---             ---          (270,000)

Comprehensive income
                                                --------------------------------------------------------------
BALANCE AT JUNE 30, 1999                           $   (96,000)    $(1,515,000)    $     ---       $32,385,000

Net income                                               ---             ---             ---         9,071,000

Tax benefit of stock options exercised                   ---             ---             ---         1,366,000

Stock award compensation                                 ---             ---          (528,000)        609,000

Exercise of stock options                                ---             ---             ---           962,000

Other comprehensive income, net of tax:

   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment                         ---             ---             ---             ---

   Foreign currency translation adjustment               ---             ---             ---             ---

Other comprehensive loss, net of tax                   (72,000)          ---             ---           (72,000)

Comprehensive income
                                                --------------------------------------------------------------
BALANCE AT JUNE 30, 2000                          $   (168,000)    $(1,515,000)    $  (528,000)    $44,321,000

Net income                                               ---             ---             ---        10,332,000

Tax benefit of stock options exercised                   ---             ---             ---           182,000

Stock award compensation expense                         ---            68,000         283,000         720,000

Exercise of stock options                                ---             ---             ---           344,000

Other comprehensive income, net of tax:

   Unrealized gains on investments
      available-for-sale                                 ---             ---             ---             ---

   Foreign currency translation adjustment               ---             ---             ---             ---

Other comprehensive loss, net of tax                   (70,000)          ---             ---          (70,000)

Comprehensive income                                     ---             ---             ---             ---
                                                --------------------------------------------------------------
BALANCE AT JUNE 30, 2001                           $  (238,000)    $(1,447,000)    $  (245,000)    $55,829,000
                                                --------------------------------------------------------------

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED JUNE 30, 2001, 2000, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:                             2001            2000            1999
                                                               ------------    ------------    ------------
  Net income                                                   $ 10,332,000    $  9,071,000    $  2,129,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                              4,367,000       3,062,000       2,542,000
       Loss (gain) on disposal of fixed assets                      114,000          69,000         (10,000)
       Stock award compensation expense                             720,000         609,000         337,000
       Provision for deferred income taxes                         (550,000)        163,000         318,000
       Provision for doubtful accounts receivable                    74,000         140,000              --
       Realized gain on sale of investments                              --          (7,000)       (257,000)
  Changes in operating assets and liabilities:
       Accounts receivable                                        1,082,000      (7,552,000)       (854,000)
       Inventories                                               (8,435,000)     (3,697,000)     (1,452,000)
       Other assets                                                 362,000      (1,295,000)         18,000
       Accounts payable, accrued expenses and
         income taxes payable                                       810,000       5,568,000        (166,000)
                                                               ------------    ------------    ------------
  Net cash provided by operating activities                       8,876,000       6,131,000       2,605,000
                                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                     (12,973,000)     (7,262,000)     (3,570,000)
       Purchase of investments                                     (102,000)     (1,810,000)       (203,000)
       Proceeds from sale of investments                                 --       1,611,000       3,356,000
       Proceeds from sale of fixed assets                            64,000          20,000          55,000
                                                               ------------    ------------    ------------
  Net cash used in investing activities                         (13,011,000)     (7,441,000)       (362,000)
                                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term debt                                 (465,000)       (447,000)       (923,000)
       Payments to acquire treasury stock                                --              --      (1,198,000)
       Proceeds from exercise of stock options                      344,000         962,000              --
       Proceeds from issuance of debt                             3,784,000         188,000         796,000
                                                               ------------    ------------    ------------
  Net cash provided by (used in) financing activities             3,663,000         703,000      (1,325,000)
                                                               ------------    ------------    ------------
       Effect of exchange rate changes on cash                     (146,000)        (14,000)        (89,000)
                                                               ------------    ------------    ------------
        Net (decrease) increase in cash and cash equivalents       (618,000)       (621,000)        829,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      2,277,000       2,898,000       2,069,000
                                                               ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $  1,659,000    $  2,277,000    $  2,898,000
                                                               ============    ============    ============
Supplemental cash flow information:
        Interest paid                                          $    486,000    $    406,000    $    420,000
        Taxes paid                                             $  4,757,000    $  3,854,000    $    648,000

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

         American Technical Ceramics Corp. and its wholly-owned subsidiaries (the "Company") are engaged in the design, development, manufacture and sale of ceramic multilayer capacitors for commercial and military purposes in the United States and for export, primarily to Western Europe, Canada and the Far East. During each of the fiscal years 2001 and 1999, no customer accounted for more than 10% of consolidated revenues. During fiscal year 2000, Tyco International LTD. accounted for 15% of consolidated net sales. The Company operates in one industry segment - the electronic components industry.

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

         REVENUE RECOGNITION

         The Company generates revenue from product sales. Revenue is recognized when title of products sold passes to the customer, which occurs either upon shipment or delivery. The Company provides for (as a reduction of revenue) an allowance for sales returns based upon an analysis of historical experience and current conditions.

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

         COMPREHENSIVE INCOME

         The following table sets forth the components of the change in net unrealized gains (losses) on investments available-for-sale for the fiscal years ended June 30, 2001, 2000 and 1999:

                                                           2001        2000         1999
                                                         ---------   ---------    ---------
Unrealized holding gains (losses)
           arising during the period, net of tax         $ 112,000   $ (53,000)   $ (14,000)

Less: reclassification adjustment for
           gains included in net income, net of tax             --      (5,000)    (167,000)
                                                         ---------   ---------    ---------
Change in net unrealized gains (losses) on investments
           available-for-sale                            $ 112,000   $ (58,000)   $(181,000)
                                                         =========   =========    =========

         The deferred tax liability (benefit) associated with unrealized holdings gains (losses) arising during the fiscal years 2001, 2000 and 1999 was $60,000, ($21,000) and ($8,000), respectively. The tax benefit of the reclassification adjustments for gains on sales of investments included in net income during the fiscal years 2000 and 1999 was ($3,000) and ($90,000), respectively.

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

         The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. During fiscal 2001, the Company recognized impairment losses related to its decision to take certain machinery and equipment out of service, of $371,000, which was recorded as a component of depreciation expense.

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

         EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 798,000 and 378,000, respectively, have been omitted from the calculation of dilutive EPS for the fiscal years ended June 30, 2001 and June 30, 2000, respectively. There were no antidilutive shares for the fiscal year ended June 30, 1999. A reconciliation between numerators and denominators of the basic and diluted earnings per share is as follows:

                               YEAR ENDED JUNE 30, 2001                          YEAR ENDED JUNE 30, 2000
                               ------------------------                          ------------------------
                         INCOME             SHARES        PER-SHARE         INCOME            SHARES        PER-SHARE
                      (NUMERATOR)       (DENOMINATOR)       AMOUNT       (NUMERATOR)      (DENOMINATOR)      AMOUNT
                      ----------        ------------        ------       ----------       ------------       ------
Basic EPS            $10,332,000          7,962,000          $1.30       $9,071,000         7,706,000          $1.18
                                                             =====                                             =====
Effect of Dilutive Securities:

  Stock Options              --             331,000            --              --             440,000           --
  Stock Awards               --              22,000            --              --              40,000           --
                   -----------------------------------------------------------------------------------------------------
Diluted EPS         $10,332,000           8,315,000          $1.24       $9,071,000         8,186,000          $1.11
                   =====================================================================================================

                              YEAR ENDED JUNE 30, 1999
                              ------------------------
                        INCOME            SHARES        PER-SHARE
                     (NUMERATOR)      (DENOMINATOR)      AMOUNT
                     ----------       ------------       ------
Basic EPS            $2,129,000         7,658,000          $.28
                                                           ====
Effect of Dilutive Securities:

  Stock Options            --                --             --
  Stock Awards             --                --             --
                   ------------------------------------------------
Diluted EPS          $2,129,000         7,658,000            $.28
                   ================================================

         IMPACT OF NEW ACCOUNTING STANDARDS

         Effective July 1, 2000, the Company adopted EITF Issue 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 establishes standards for income statement classification of shipping and handling fees billed to customers and the related costs incurred. Adoption of EITF 00-10 requires the Company to classify freight costs billed to customers as sales. Prior period amounts have been restated to reflect a reclassification from a net presentation in selling, general and administrative expenses. The amounts of revenue reclassified were $184,000 and $123,000 for fiscal years ended June 30, 2000 and 1999, respectively. The Company classifies the related costs as cost of sales.

         In July 2000, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, SFAS No. 138 was issued which amended certain provisions of SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated results or operations of financial position.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141"), which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its consolidated results of operations or financial position.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Under SFAS No. 142, amortization of goodwill will be terminated. However, goodwill will be subject to periodic assessments for impairment by applying a fair-value-based test. Intangible assets must be separately recognized and amortized over their useful lives. The Company expects that the adoption of SFAS No. 142 (effective July 1, 2001) will not have any impact on its consolidated results of operations or financial position.

           In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction development and/or normal use of the asset. The company is also to record a corresponding increase to the carrying amount of the related asset and to depreciate that cost over the life of the asset. The amount of the liability is changed at the end of each period to reflect the passage of time and changes in estimated future cash flows. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of its planned adoption of SFAS No. 143 (anticipated for July 1, 2002).

         ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts receivable and sales returns, net realizable value of inventory, and assessments of the recoverability of the Company's deferred tax assets. Actual results could differ from those estimates.

         SUPPLEMENTAL CASH FLOW INFORMATION

         During fiscal year 2001, significant non-cash activities included (i) a tax benefit of $182,000 resulting from stock options exercised, and (ii) securing a $795,000 mortgage to finance the acquisition of a building.

         During fiscal year 2000, significant non-cash activities included (i) a tax benefit of $1,366,000 resulting from stock options exercised, and (ii) the accrual of $528,000 of deferred compensation in connection with awards of an aggregate of 12,000 shares of common stock.

         During fiscal year 1999, significant non-cash activities included (i) the purchase of approximately $100,000 of inventory from an officer of the Company in exchange for 25,400 shares of common stock issued from treasury, (ii) the issuance of 40,908 shares of treasury stock to pay approximately $214,000 in accrued compensation, and (iii) the purchase of property, plant and equipment through an increase in capital lease obligations of approximately $105,000.

NOTE  2. INVESTMENTS

         Investments consist of the following:

                                                           Gross Unrealized          Gross Unrealized
June 30, 2001                           Cost                     Gains                    Losses                  Fair Value
-------------                  ----------------------    ----------------------    ----------------------    ----------------------
U.S. Government obligations    $   3,433,000             $        89,000           $         2,000           $   3,520,000
                               ----------------------    ----------------------    ----------------------    ----------------------

                                                           Gross Unrealized          Gross Unrealized
June 30, 2000                           Cost                     Gains                    Losses                  Fair Value
-------------                  ----------------------    ----------------------    ----------------------    ----------------------
U.S. Government obligations    $   3,332,000             $          1,000          $        87,000           $   3,246,000
                               ----------------------    ----------------------    ----------------------    ----------------------

         Gross realized gains of approximately $7,000 is included in other income for fiscal year 2000.

         The Company's investments in U. S. Government obligations at June 30, 2001 contractually mature as follows:

                                COST          FAIR VALUE
                                ----          ----------
Between one and five years   $  901,000       $  932,000
Between five and ten years    2,532,000        2,588,000
                             ----------       ----------
                             $3,433,000       $3,520,000
                             ==========       ==========

NOTE  3. INVENTORIES

         Inventories consist of the following:

                           June 30, 2001     June 30, 2000
                           -------------     -------------

Raw materials               $13,388,000       $ 7,892,000
Work in process               4,717,000         5,608,000
Finished goods                6,463,000         2,633,000
                            -----------       -----------
                            $24,568,000       $16,133,000
                            ===========       ===========

NOTE  4. LONG-TERM DEBT

         Long-term debt consists of the following:

                                      June 30, 2001     June 30, 2000
                                      -------------     -------------

Notes payable to banks                  $5,285,000        $  984,000
Obligations under capital leases         2,803,000         2,990,000
                                        ----------        ----------
                                         8,088,000         3,974,000
Less: Current portion                      877,000           488,000
                                        ----------        ----------
     Long-term debt                     $7,211,000        $3,486,000
                                        ==========        ==========

         NOTES PAYABLE TO BANKS

         Notes payable to banks as of June 30, 2001, consist of (i) $2,045,000 outstanding under two seven-year equipment term notes, (ii) $2,505,000 outstanding under an $8,500,000 equipment line of credit, and (iii) $735,000 outstanding under a $795,000, 10 year mortgage loan that bears interest at 1 1/2% above the six-month rate for U.S. Dollar deposits on the London Interbank Market ("LIBOR"), amounting to 5.08% at June 30, 2001.

         The equipment term notes, which mature at varying dates through 2008, are payable in quarterly installments aggregating $80,900. The Company intends to convert the amount outstanding under the equipment line of credit into an additional seven-year equipment term note, payable in quarterly installments of $89,000, beginning in October 2001. Amounts outstanding under the equipment line and term notes bear interest at 1 1/2% above the one-month LIBOR rate, which was 5.56% at June 30, 2001.

         The Company also has $4,000,000 available under a revolving line-of-credit with a bank. The line contains certain financial covenants and a facility fee of 1/4% of the average unused amount. As of June 30, 2001 and June 30, 2000, the Company had no borrowings outstanding under this line.

         In May 2001, the Company entered into a credit facility with a bank, which makes available a $5,000,000 equipment line of credit at the Company's option and a $2,000,000 unsecured term loan line. Both lines bear interest at either the bank's prime rate or 1.5% above the Reserve Adjusted LIBOR and are subject to certain financial covenants. Borrowings under the equipment line will be secured by the related equipment purchases. The outstanding balance six months after the term loan line is made available and at expiration of the line (January 2002) will automatically convert into fully amortizing term loans with a maturity of five years. As of June 30, 2001, the Company had no borrowings outstanding under these lines.

         The mortgage loan and borrowings under the lines of credit are subject to compliance with certain financial covenants, including the maintenance of asset and liability percentage ratios. As of June 30, 2001, the Company was in compliance with all financial covenants applicable to its notes payable to banks.

         The following table presents aggregate annual maturities of notes payable to banks after fiscal year 2001:

2002                                                        $  671,000
2003                                                           761,000
2004                                                           761,000
2005                                                           761,000
2006                                                           761,000
2007 and thereafter                                          1,570,000
                                                            ----------
                                                            $5,285,000
                                                            ==========

         OBLIGATIONS UNDER CAPITAL LEASES

         The Company leases a manufacturing facility located in Jacksonville, Florida from a partnership controlled by the Company's President and Chief Executive Officer and principal stockholder under a capital lease. The leased facility has an aggregate cost of $3,666,000 and a net book value of $1,820,000 at June 30, 2001. The lease is for a period of 30 years and was capitalized using an interest rate of 10.5%. The lease provides for base rent of approximately $461,000, payable in twelve monthly installments of approximately $38,000. The lease further provides for annual increases in total annual rent for years beginning after May 1, 1999 based on the increase in the CPI since May 1, 1998 applied to base rent. The annual increase for fiscal year 2002 results in monthly payments of approximately $42,000 per month which increased by approximately $1,000 from fiscal year 2001.

         The Company leases computer equipment with an unrelated party. At June 30, 2001, the equipment had an original cost of $111,000 and a net book value of $70,000. The lease is for a period of five years beginning September 1999 and is being capitalized using an interest rate of 8.8%.

         The following table sets forth the future minimum lease payments (excluding rental adjustments) under these capital leases by fiscal year and the present value of the minimum lease payments as of June 30, 2001:

2002                                                              $  489,000
2003                                                                 489,000
2004                                                                 489,000
2005                                                                 466,000
2006                                                                 461,000
2007 and thereafter                                                1,960,000
                                                                  ----------
Total minimum lease payments                                       4,354,000
Less: Amount representing interest                                 1,551,000
                                                                  ----------
Present value at June 30, 2001                                     2,803,000
Less: Current portion                                                206,000
                                                                  ----------
                                                                  $2,597,000
                                                                  ==========

NOTE 5.  INCOME TAXES

The components of income (loss) before income taxes is as follows:

                   Fiscal Years Ended June 30,
           --------------------------------------------
                2001           2000            1999
           ------------    ------------    ------------
Domestic   $ 16,085,000    $ 14,107,000    $  3,013,000
Foreign        (189,000)       (151,000)        263,000
           ------------    ------------    ------------
           $ 15,896,000    $ 13,956,000    $  3,276,000
           ============    ============    ============

          The provision for income taxes consists of the following:

                                    Years Ended June 30,
                                    --------------------
                             2001           2000          1999
                             ----           ----          ----
CURRENT:
    Federal              $ 5,714,000    $ 4,283,000   $   645,000
    State                    304,000        272,000       103,000
    Foreign                   96,000        167,000        81,000
                         -----------    -----------   -----------
       Total Current       6,114,000      4,722,000       829,000
                         -----------    -----------   -----------

DEFERRED:
    Federal                 (470,000)       142,000       272,000
    State                    (80,000)        21,000        46,000
                         -----------    -----------   -----------
        Total Deferred      (550,000)       163,000       318,000
                         -----------    -----------   -----------
                         $ 5,564,000    $ 4,885,000   $ 1,147,000
                         ===========    ===========   ===========

         The following table reconciles the Federal statutory rate to the Company's effective tax rate:

                                                               Years Ended June 30,
                                                               --------------------
                                                             2001      2000     1999
                                                             ----      ----     ----
Tax provision computed at statutory rate                      35.0%    34.0%    34.0%
State tax and State tax credit, net of Federal tax effect      0.9      1.4      3.0
FSC benefit                                                   (2.8)    (1.3)    (1.3)
Tax credits and other, net                                     1.9      0.9     (0.7)
                                                            ------     ----     ----
                                                              35.0%    35.0%    35.0%
                                                            ======     ====     ====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000, are presented below.

                                                                       2001           2000
                                                                       ----           ----
Deferred tax assets:
    Allowance for doubtful accounts receivable and sales returns   $   150,000    $   186,000
    Inventories                                                      1,168,000        212,000
    Accrued expenses                                                   472,000        300,000
    Unrealized depreciation on investments available-for-sale               --         30,000
                                                                   -----------    -----------
        Total deferred tax assets                                    1,790,000        728,000
                                                                   -----------    -----------

Deferred tax liabilities:
    Plant and equipment, principally due to differences
       in depreciation and capital leases                           (2,910,000)    (2,371,000)
    Unrealized appreciation on investments available-for-sale          (30,000)            --
    Other                                                              (38,000)       (35,000)
                                                                   -----------    -----------
        Total deferred tax liabilities                              (2,978,000)    (2,406,000)
                                                                   -----------    -----------
               Net deferred tax liability                          $(1,188,000)   $(1,678,000)
                                                                   ===========    ===========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, expected future taxable income over the periods in which the deferred tax assets are deductible, and reversals of deferred tax liabilities, management believes (although there can be no assurance) that it is more likely than not that the Company will realize the benefits of these deductible differences.

         The Company intends that undistributed earnings of the Company's foreign subsidiaries amounting to $1,044,000 as of June 30, 2001, will be indefinitely reinvested in these subsidiaries resulting in no accrual of U.S. income taxes on the earnings of these subsidiaries.

NOTE  6. STOCK-BASED COMPENSATION

         STOCK OPTIONS

         On April 1, 1997, the Board of Directors approved the American Technical Ceramics Corp. 1997 Stock Option Plan (the "1997 Option Plan") pursuant to which the Company may grant options to purchase up to 800,000 shares of the Company's common stock. Options granted under the 1997 Option Plan may be either incentive or non-qualified stock options. The term of each incentive stock option shall not exceed ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock), and options may vest in accordance with a vesting schedule established by the plan administrator. Unless terminated earlier by the Board, the 1997 Option Plan will terminate on March 31, 2007.

         Options currently outstanding under the 1997 Option Plan may be exercised for a period of ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock), and vest 25% per year during the first four years of their term (except for the options granted in November 1998, which vest 50% per year during the first two years of their term).

         On April 11, 2000, the Board of Directors approved the American Technical Ceramics Corp. 2000 Incentive Stock Plan (the "2000 Plan") pursuant to which the Company may grant options or stock awards covering up to 1,200,000 shares of the Company's common stock. Options granted under the 2000 Plan, may be either incentive or non-qualified stock options. The term of each incentive stock option shall not exceed ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock), and options may vest in accordance with a vesting schedule established by the plan administrator. Unless terminated earlier by the Board, the 2000 Plan will terminate on April 10, 2010.

         Options currently outstanding under the 2000 Plan may be exercised for a period of ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock), and vest 25% per year during the first four years of their term.

         To date, all of the options granted under the 1997 Option Plan and the 2000 Plan have been incentive stock options. Accordingly, disposition of shares acquired pursuant to the exercise of these options may not be made by the optionees within two years following the date that the option is granted, nor within one year after the exercise of the option, without the written consent of the Company. Since the Company measures compensation cost under Opinion No. 25, the Company has not recognized compensation cost for these options upon grant as the exercise price was equal to the fair market value of the stock at the date of grant.

         The Company's stock option activity for fiscal years 2001, 2000 and 1999 is as follows:

                                          2001                     2000                    1999
                                  ----------------------   --------------- ------  ----------------------
                                    Shares   Weighted        Shares     Weighted    Shares     Weighted
                                     Under    Average         Under      Average     Under      Average
                                    Option     Price         Option       Price     Option       Price
                                    ------     -----         ------       -----     ------       -----
Outstanding, beginning of year    1,263,930    $   15.28     631,000    $    4.12   497,000    $   4.13
Granted                             435,000        11.80     912,000        19.56   172,000        4.08
Canceled                           (246,000)       18.47     (42,000)        5.61   (38,000)       4.11
Expired                             (24,000)       16.94      (3,500)        4.13        --          --
Exercised                           (81,905)        4.20    (233,570)        4.12        --          --
                                  ---------                ---------                -------
Outstanding, end of year          1,347,025    $   14.22   1,263,930    $   15.28   631,000    $   4.12
                                  =========                =========                =======

           The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2001.

                                    Options Outstanding                             Options Exercisable
                     ----------------------------------------------------     --------------------------------
   Actual Range
   of Exercise                      Weighted-Average
   Prices 150%           Number         Remaining       Weighted-Average        Number        Weighted-Average
    increment         Outstanding     Life in Years      Exercise Price       Outstanding      Exercise Price
   ------------       -----------     -------------      --------------       -----------      --------------
$ 4.00  -   5.63        378,025             6.7             $  4.18             257,525           $  4.13
  5.64  -   6.44         30,000             8.4             $  6.44               7,500           $  6.44
  6.45  -  15.75        398,000             9.4             $ 11.84                   0                 0
 15.76  -  23.50        484,000             8.8             $ 20.99             147,000           $ 21.40
      44.00              57,000             8.9             $ 44.00              14,250           $ 44.00
----------------      ---------          --------       --------------      --------------   ----------------
$ 4.00  -  44.00      1,347,025             8.4             $ 14.22             426,275           $ 11.46
                      =========                                             ==============

         At June 30, 2001, 336,500 shares were available for option grant or awards under the Company's stock plans.

         The average per-share fair value of stock options granted during fiscal years 2001, 2000 and 1999 was $7.74, $12.15 and $1.88, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 5.33%, 6.28% and 5.15%, respectively, expected life of five years, expected volatility of 76%, 68% and 45%, respectively, and no dividends). The weighted average remaining contractual life of options outstanding as of June 30, 2001 was 8.4 years.

           On a pro-forma basis, net income would have been $7,243,000, $8,245,000 and $1,855,000; basic net income per share would have been $0.91, $1.07 and $0.24 per share; and dilutive net income per share would have been $0.87, $1.01 and $0.24 per share, respectively, for fiscal years 2001, 2000 and 1999 had the Company measured compensation cost using the fair value method of SFAS No. 123.

         OTHER STOCK BASED COMPENSATION

         In fiscal year 1997, the Company agreed to award 68,000 shares of its common stock to an employee pursuant to the terms of his employment agreement. The shares were issued over a 24 month period. The market value of the shares awarded was recorded as deferred compensation and was amortized to compensation expense over the 24 month period that the shares were issued. During fiscal year 1999, 5,704 shares, were issued from treasury stock to the employee under the agreement, such amount is net of 296 shares, which were withheld in respect of taxes. The fair value of the withheld shares, amounting to $1,000, was recorded as an addition to treasury stock during fiscal year 1999. This award resulted in $14,000 in compensation expense.

         In fiscal years 2001 and 1999, the Company awarded 9,750 and 95,500 shares, respectively, of its common stock to employees for services rendered. These awards resulted in compensation expense of $172,000 (including payments made to offset tax liabilities associated with these awards of $67,000) and $323,000, respectively, measured by the market value of the shares on the date of grant.

         In fiscal years 2001 and 2000, the Company awarded an aggregate of 5,000 and 10,000 shares of common stock, respectively, to its non-employee directors. These awards resulted in compensation expense of $286,000 and $163,000, respectively (including $218,000 and $56,000, respectively, of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares on the date of grant.

         In addition, in fiscal years 2001 and 2000, the Company awarded an aggregate of 6,000 and 18,000 shares of common stock, respectively, to officers and certain other employees. These awards resulted in compensation expense of $309,000 and $777,000, respectively (including $45,000 and $275,000 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares at June 29, 2001 and June 30, 2000.

         In fiscal year 2000, the Company awarded an aggregate of 12,000 shares of common stock to three employees. These awards resulted in an accrual of deferred compensation of $528,000 to be amortized to compensation expense over the 24 month period these shares will be earned. The awards resulted in compensation expense of $312,000, including payments made to offset tax liabilities associated with these awards of $29,000.

         Treasury shares with an aggregate cost basis of $68,000 and $245,000 were issued in connection with awards (described above) during fiscal years 2001 and 1999, respectively. There were no issuances of treasury stock in fiscal year 2000. Accordingly, treasury stock was reduced for the cost of the shares on a specific identification, first-in first-out, basis.

         In June 1990, the Company announced its first stock purchase program pursuant to which it was authorized to purchase up to $1,000,000 of its common stock. In September 1998, the Board of Directors authorized the purchase of up to an additional $1,000,000 of the Company's common stock under a second stock purchase program. In fiscal year 1999, 312,000 shares were acquired for an aggregate $1,198,000. As of June 30, 1999, the Company had expended the entire amount available under both programs and had purchased an aggregate of 950,000 shares for an aggregate $2,016,000.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company has a related party operating lease, with an entity controlled by the Company's principal shareholder, for a rented facility which, as amended, expires December 31, 2001. Rent expense under this related party operating lease was approximately $511,000, $495,000 and $484,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Assuming the lease is renewed under similar terms, future minimum rent payments are estimated to be approximately $521,000 per year.

         Rent expense to unrelated parties was approximately $118,000, $11,000 and $10,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Minimum rent payments under existing lease commitments (which extend through 2004) are as follows for each of the years ended June 30:

                   2002                    $ 115,000
                   2003                       83,000
                   2004                        2,000

                                           ---------
                                           $ 200,000
                                           =========

         CONTINGENCIES

         The Company is party to certain legal matters that arose out of the normal course of business. The Company does not believe that the resolution of such matters will have a significant effect on the Company's financial position or results of operations.

         EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with its President, which provides for annual base compensation of $312,000 as well as additional annual compensation equal to 5% of net income before such additional compensation and income taxes. In August 2000, the Company amended the employment agreement, effective for fiscal years beginning with the fiscal year ending June 30, 2001, to reduce the additional annual compensation component to 2.5% of net income before such bonus and income taxes. The agreement expires March 1st of each year but is renewed automatically for an additional one year in the absence of written notice to the contrary by either party at least 120 days prior to the March 1st renewal date. In addition, if there is a change in control of the Company or the President's employment is terminated by the Company before the expiration of the agreement other than for cause (as defined in the agreement), the President is entitled to the greater of (a) all compensation due under the remaining term of the agreement, or (b) a payment equal to three times his average annual compensation (including any incentives) over the last five years. In September 1998, the Company amended the employment agreement effective for fiscal years beginning with the fiscal year ending June 30, 1998 to allow the Company, at its option, to pay the additional annual compensation in stock, cash or a combination thereof, subject to certain limitations. Such compensation for fiscal year 1998 was paid by the issuance of 40,908 treasury shares in fiscal year 1999.

         In September 2000, the Company entered into a three year employment agreement with an executive officer. The agreement provides initially for annual base compensation of $175,000, and participation in the Company's Officers' Bonus Plan. If the officer is terminated by the Company during the term of the agreement, (i) the officer will be entitled to receive his base salary for a period of one year, (ii) the Company shall continue to provide family medical coverage for a period of eighteen months, and (iii) all exercisable options may be exercised for a period of one year after termination.

         In April 2001, the Company entered into a three year agreement with another executive officer. The agreement provides for annual base compensation of $150,000 and participation in the Company's Officers' Bonus Plan. If the officer is terminated by the Company during the term of the agreement, the officer will be entitled to receive his base salary for the lesser of one year or remainder of the term.

         In January 1998, the Company entered into a four year employment agreement with an officer. The agreement provides for annual base compensation of $90,000, plus additional compensation based upon specific performance measures. The agreement includes termination provisions providing for payout arrangements depending on the nature of the termination.

         In April 2000, the Company entered into three-year employment agreements with three managers. The agreement for each manager provides for annual base compensation of $110,000, additional quarterly incentive compensation based upon specific performance measures, and awards 4,000 shares of the Company's common stock to the manager.

NOTE 8.  OTHER DATA

         ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                      June 30, 2001   June 30, 2000
                                      -------------   -------------

Accrued commissions and bonuses        $3,105,000      $3,909,000
Accrued payroll and related expenses    2,742,000       2,410,000
Other                                     388,000         353,000
                                       ----------      ----------
                                       $6,235,000      $6,672,000
                                       ==========      ==========

               VALUATION AND QUALIFYING ACCOUNTS

           Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

                                               Balance - Beginning   Additions Charged to    Deductions / Other     Balance - End of
Classification                                     of Period               Expense               Additions               Period
------------------------------------------------------------------------------------------------------------------------------------
For the year ended June 30, 2001:                  $530,000                  894,000               994,000              $ 430,000
 Allowance for doubtful accounts receivable
   and sales returns
For the year ended June 30, 2000:
 Allowance for doubtful accounts receivable
   and sales returns                               $390,000                1,142,000             1,002,000              $ 530,000
For the year ended June 30, 1999:
 Allowance for doubtful accounts receivable
   and sales returns                               $390,000                  624,000               624,000              $ 390,000

         EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

         Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute an amount not to exceed 15% of annual compensation. For the fiscal years ended June 30, 2001, 2000 and 1999, the Company provided a matching contribution of $555,000, $467,000 and $371,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions over five years.

         PROFIT BONUS PLAN

         Effective commencing in fiscal year 1995, the Company adopted a Profit Bonus Plan for the benefit of eligible employees, as defined. The plan provides that for each fiscal year, the Board of Directors, in its discretion, may establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. For fiscal years 2001, 2000 and 1999, the Company recognized related compensation expense of $1,590,000, $1,414,000 and $338,000, respectively, in respect of this plan.

            Effective January 1, 2000, the Company adopted a Managers Profit Bonus Plan for the benefit of eligible employees, as defined. The plan provides that for each fiscal year the Board of Directors may allocate a percentage of the Company's pre-tax profits (not to exceed 2.5% of such profits) for equal distribution among participants in the plan. Participants in the Managers Profit Bonus Plan are no longer eligible to participate in the Profit Bonus Plan described above. For fiscal years 2001 and 2000, the Company recognized compensation expense of $397,000 and $258,000, respectively, in respect of this plan.

         The Company has a bonus plan for executive officers. This plan provides for the eligible employees to receive a cash bonus equal to at least 0.5% of the Company's pre tax income. For fiscal years 2001, 2000 and 1999, the Company recognized compensation expense of $1,624,000, $1,987,000 and $430,000, respectively, pursuant to this plan.

NOTE 9.  FOREIGN OPERATIONS

         The Company markets and distributes a portion of its foreign sales through its wholly-owned subsidiaries, Phase Components Ltd., located in the United Kingdom, and ATC Nordic AB, located in Sweden. The following table summarizes certain financial information covering the Company's operations in the United States, the United Kingdom and Sweden for fiscal years 2001, 2000 and 1999. Net sales information is based upon country of origin.

                         2001          2000          1999
                         ----          ----          ----
Net sales
    United States    $77,235,000   $63,070,000   $35,803,000
    United Kingdom     2,549,000     2,992,000     1,885,000
    Sweden             4,801,000       630,000            --
                     -----------   -----------   -----------
 Total               $84,585,000   $66,692,000   $37,688,000
                     ===========   ===========   ===========


Long-lived assets
    United States    $31,934,000   $22,745,000   $18,635,000
    United Kingdom       292,000       334,000       367,000
    Sweden                62,000        12,000            --
                     -----------   -----------   -----------
 Total               $32,288,000   $23,091,000   $19,002,000
                     ===========   ===========   ===========

         U.S. sales include $16,271,000, $13,424,000 and $9,235,000 for export in fiscal years 2001, 2000 and 1999, respectively. Export sales were primarily to customers in Western Europe, Canada and the Far East.

NOTE 10. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, AND ACCRUED EXPENSES

         The carrying amount approximates fair value due to the short maturity of these instruments.

         INVESTMENTS

         Cost and fair value of the Company's investments is presented in Note
2. Fair value is based upon quoted market prices.

         LONG-TERM DEBT

         The carrying amounts of each of the Company's long-term debt instruments approximate fair value as the underlying variable interest rates approximate rates which would be offered to the Company for the same or similar instruments.

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.