Form 10-Q
period 2001-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2001-11-09
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   (X)           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

  (  )           Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________


                          COMMISSION FILE NUMBER 1-9125
                          -----------------------------

                        AMERICAN TECHNICAL CERAMICS CORP.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)



                             DELAWARE                                                      11-2113382
  --------------------------------------------------------------             ------------------------------------
  (State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

              17 STEPAR PLACE, HUNTINGTON STATION, NY                                        11746
              ---------------------------------------                                        -----
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

                 Yes           X                           No
                            -------                           ---------

As of November 1, 2000, the Registrant had outstanding 8,039,818 shares of Common Stock, par value $.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                     SEPT. 30, 2001         JUNE 30, 2001
                                                                   ------------------    ------------------
ASSETS                                                                (unaudited)
Current Assets
   Cash (including cash equivalents of $684 and
      $552, respectively)                                             $   2,731             $   1,659
   Investments                                                            3,686                 3,520
   Accounts receivable, net                                               7,509                11,530
   Inventories                                                           24,346                24,568
   Deferred income taxes, net                                             1,722                 1,722
   Other current assets                                                     908                 1,289
                                                                   ------------------    ------------------
                                   TOTAL CURRENT ASSETS                  40,902                44,288
                                                                   ------------------    ------------------

Property, plant and equipment, net of accumulated depreciation
   and amortization of $28,821 and $27,639, respectively                 31,898                32,089
Other assets, net                                                           180                   199
                                                                   ------------------    ------------------
                                   TOTAL ASSETS                       $  72,980             $  76,576
                                                                   ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                  $     950             $     877
   Accounts payable                                                       1,143                 1,755
   Accrued expenses                                                       3,548                 6,235
   Income taxes payable, net                                                926                 1,759
                                                                   ------------------    ------------------
                                   TOTAL CURRENT LIABILITIES              6,567                10,626

Long-term debt, net of current portion                                    6,988                 7,211
Deferred income taxes                                                     2,969                 2,910
                                                                   ------------------    ------------------

                                   TOTAL LIABILITIES                     16,524                20,747
                                                                   ------------------    ------------------

Commitments and Contingencies

Stockholders' Equity
   Common Stock -- $.01 par value; authorized 20,000
        shares; issued 8,464 and 8,451 shares, respectively                  85                    85
   Capital in excess of par value                                        11,409                11,260
   Retained earnings                                                     46,712                46,414
   Accumulated  other comprehensive income (loss):
      Unrealized gain on investments available-for-sale, net                164                    56
      Cumulative foreign currency translation adjustment                   (223)                 (294)
                                                                   ------------------    ------------------
                                                                            (59)                 (238)
                                                                   ------------------    ------------------

    Less: Treasury stock, at cost (427 and 444 shares,                    1,418                 1,447
        respectively)
              Deferred compensation                                         273                   245
                                                                   ------------------    ------------------

                                   TOTAL STOCKHOLDERS' EQUITY            56,456                55,829
                                                                   ------------------    ------------------

                                                                      $  72,980              $ 76,576
                                                                   ==================    ==================


See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                           For the Three Months Ended Sept. 30,
                                                                                 2001             2000
                                                                           ----------------   -------------
                                                                          (In thousands, except per share data)
                                                                                      (unaudited)
  Net sales                                                                $     13,905        $    20,897
  Cost of sales                                                                   9,544             11,758
                                                                           -------------       -----------
     Gross profit                                                                 4,361              9,139
                                                                           -------------       -----------

  Selling, general and administrative expenses                                    3,021              4,090
  Research and development expenses                                                 852              1,041
                                                                           -------------       ------------
     Operating expenses                                                           3,873              5,131
                                                                           -------------       ------------

                                                                           -------------       ------------

     Income from operations                                                         488              4,008
                                                                           -------------       ------------

  Other expense (income):

     Interest expense                                                               143                117
     Interest income                                                                (60)              (100)
     Other                                                                          (46)                (1)
                                                                           -------------       ------------

                                                                                     37                 16
                                                                           -------------       ------------

  Income before provision for income taxes                                          451              3,992
  Provision for income taxes                                                        153              1,397
                                                                    -      -------------       -------------


  Net income                                                               $        298        $     2,595
                                                                           =============       ============

  Basic net income per common share                                        $       0.04        $      0.33
                                                                           =============       ============

  Diluted net income per common share                                      $       0.04        $      0.31
                                                                           =============       ============

  Basic weighted average common shares outstanding                                8,030              7,925
                                                                           =============       ============

  Diluted weighted average common shares outstanding                              8,252              8,361
                                                                           =============       ============




  See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Three Months Ended Sept. 30,
                                                                           2001                     2000
                                                                     -----------------          -------------
                                                                                  (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:                                              (unaudited)

    Net income                                                       $         298              $     2,595
    Adjustments to reconcile net income to net cash
     provided by operating activities:

       Depreciation and amortization                                         1,371                      996
       Loss on disposal of fixed assets                                          1                        5
       Stock award compensation expense                                         91                      152
    Changes in operating assets and liabilities:
       Accounts receivable                                                   4,021                    1,026
       Inventories                                                             222                   (1,959)
       Other assets                                                            400                      169
       Accounts payable and accrued expenses                                (3,299)                  (1,294)
       Income taxes payable                                                   (826)                     919
                                                                     -----------------          -------------
    Net cash provided by operating activities                                2,279                    2,609
                                                                     -----------------          -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                                 (1,167)                  (3,442)
       Purchase of investments                                                 ---                     (101)
       Proceeds from sale of fixed assets                                      ---                        3
                                                                     -----------------          -------------
    Net cash used in investing activities                                   (1,167)                  (3,540)
                                                                     -----------------          -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayment of debt                                                      (150)                     (73)
       Proceeds from the exercise of stock options                              51                      122
       Proceeds from issuance of debt                                          ---                    1,279
                                                                     -----------------          -------------
    Net cash (used in) provided by financing activities                        (99)                   1,328
                                                                     -----------------          -------------

                                                                     -----------------          -------------
       Effect of exchange rate changes on cash                                  59                      (42)
                                                                     -----------------          -------------

       Net increase in cash and cash equivalents                             1,072                      355

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,659                    2,277
                                                                     -----------------          -------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                            $       2,731               $    2,632
                                                                     =================          =============

 Supplemental cash flow information:

       Interest paid                                                           154                      117
       Taxes paid                                                              994                      473



 See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of September 30, 2001 and the results of its operations for the three month period ended September 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2001. Results for the three month period ended September 30, 2001 are not necessarily indicative of results which could be expected for the entire year.

(2)      IMPACT OF NEW ACCOUNTING STANDARDS:

         In July 2001, the Registrant adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") for combinations initiated after June 30, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 did not have any effect on the Registrant's consolidated results of operations or financial position.

         In July 2001, the Registrant adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Under SFAS No. 142, amortization of goodwill will be terminated. However, goodwill would be subject to periodic assessments for impairment by applying a fair-value-based test. Intangible assets must be separately recognized and amortized over their useful lives. The adoption of SFAS No. 142 did not have any effect on the Registrant's consolidated results of operations or financial position.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction development and/or normal use of the asset. The company is also to record a corresponding increase to the carrying amount of the related asset and to depreciate that cost over the life of the asset. The amount of the liability is changed at the end of each period to reflect the passage of time and changes in estimated future cash flows. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Registrant has not yet determined the impact of its planned adoption of SFAS No. 143 (anticipated for July 1, 2002).

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 establishes accounting guidelines for the impairment of long-lived assets to be held and used; to be disposed of other than by sale; and to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Registrant has not yet determined the impact of its planned adoption of SFAS No. 144 (anticipated for July 1, 2002).

(3)      SUPPLEMENTAL CASH FLOW INFORMATION:

         During the three months ended September 30, 2001, the Registrant (i) granted $119 in deferred compensation stock awards, (ii) recognized a $7 reduction of income taxes payable related to stock options exercised, and (iii) issued treasury stock in connection with stock awards with a cost basis of $29.

(4)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:


                                 Sept. 30,            June 30,
                                    2001                2001
                              -----------------    ----------------
                                 (unaudited)
     Raw materials            $     13,730         $     13,388
     Work-in-process                 4,326                4,717
     Finished goods                  6,290                6,463
                              -----------------    ----------------
                              $     24,346         $     24,568
                              =================    ================

(5)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation.


                                                                For the Quarter Ended September 30,
                                                         2001                                            2000
                                                         ----                                            ----

                                       Income            Shares         Per-Share        Income          Shares        Per-Share
                                     (Numerator)     (Denominator)       Amount       (Numerator)     (Denominator)     Amount
                                     -----------     -------------       ------       -----------     -------------     ------
 Basic EPS                           $     298             8,030      $      .04     $  2,595               7,925      $    .33
                                                                      ============                                     =========

 Effect of Dilutive Securities:
    Stock options                                            204                                              413
    Deferred compensation
       stock awards                                           18                                               23

                                     -----------    --------------    ------------   -----------     --------------    ---------
 Diluted EPS                         $     298             8,252      $      .04     $  2,595               8,361      $    .31
                                     ===========    ==============    ============   ===========     ==============    =========


         Options covering 867 and 728 shares, respectively, have been omitted from the calculation of dilutive EPS for the three months ended September 30, 2001 and 2000, respectively, because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(6)      COMPREHENSIVE INCOME:

         The Registrant's total comprehensive income is as follows:


                                                                       For The Three Months Ended
                                                                               September 30,
                                                                           2001         2000
                                                                           ----         ----
              Net income                                                 $    298    $  2,595
                                                                         --------    ---------

              Other comprehensive income, net of tax:

                Foreign currency translation adjustments                       71         (42)
                Unrealized gains on investments                               108          33
                                                                         --------    ---------
              Other comprehensive income (loss)                               179          (9)
                                                                         --------    ---------
              Comprehensive income                                       $    477    $  2,586
                                                                         ========    =========


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly-complex products, risks associated with international sales and sales to the U.S. military, risk of customer contract or sales order cancellations and other risks detailed from time to time in American Technical Ceramics Corp.'s filings with the Securities and Exchange Commission, including, without limitation, those contained under the caption "Item 1. BUSINESS - CAUTIONARY STATEMENTS REGARDING FORWARD - LOOKING STATEMENTS" in the Registrant's Annual Report on Form 10-K. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrant. Any forward-looking statement represents the Registrant's expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. The Registrant undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000
--------------------------------------------------------------------------------

         Net sales for the three months ended September 30, 2001 decreased 33% to $13,905, compared to $20,897 in the comparable period in the prior fiscal year. The decrease in net sales was primarily the result of decreased sales volume across all major product lines. The decline in sales is due to the economic downturn affecting the entire electronic component industry. Sales were down in all market sectors except the medical equipment sector, in which the Registrant has experienced increased sales.

         The backlog of unfilled orders was $12,545 at September 30, 2001 compared to $28,803 at September 30, 2000 and $16,153 at June 30, 2001. The decrease in backlog compared to the prior year was primarily the result of bookings cancellations incurred during the latter half of fiscal year 2001 caused by the economic weakness in the electronic component industry. The decrease in backlog compared to the preceding quarter was primarily due to shipments in excess of order bookings as the Registrant continued to ship orders out of backlog scheduled for delivery during the first quarter.

         Gross margin for the three months ended September 30, 2001 was 31% of net sales, compared to 44% for the comparable period in the prior fiscal year. The decrease in gross margin was principally due to lower sales volume. Cost of sales for the three months ended September 30, 2001 was also negatively impacted by a charge of $597 for inventory that the Registrant believes may have to be scrapped in the future as a result of excess quantities, expected fail rates and other causes. Potential similar charges in future periods are expected to occur which will be dependent upon various factors, including anticipated demand for the Registrant's products and the efficiency of its production process. Cost reduction measures put in place during the fourth quarter of fiscal year 2001 and further measures taken in the first quarter of fiscal year 2002 have helped to partially offset the impact of the lower sales. Cost reduction measures consisted of reduced headcount, reduced capital spending and general cost controls on discretionary spending.

         Selling, general and administrative expenses for the three months ended September 30, 2001 decreased 26% to $3,021, compared to $4,090 in the comparable period in the prior fiscal year. The decrease was due to decreased commission expense as a result of the decrease in net sales, lower bonus accruals due to decreased profitability and decreased payroll related expenses due to cost reduction measures instituted in the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002, partially offset by severance costs of $151.

         Research and development expenses for the three months ended September 30, 2001 decreased 18% to $852, compared to $1,041 in the comparable period in the prior fiscal year. This decrease was primarily the result of the fact that a reduction in research and development spending was among the cost reduction measures referred to above.

         Net sales and net income for the quarter decreased 27% and 87%, respectively, compared to the immediately preceding quarter primarily due to further weakening in the electronic components industry. Net income declined by a higher percentage than sales as the Registrant's cost reduction measures were not able to fully compensate for the decline in revenue.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Bookings for the quarter ended September 30, 2001 were $10,157, compared to $6,493 for the quarter ended June 30, 2001. Cancellations have returned to historical levels, but bookings remain low, particularly in the wireless infrastructure, fiber optic and semiconductor manufacturing equipment sectors. Bookings for the first quarter of fiscal year 2002 have rebounded from the levels attained in the fourth quarter of fiscal year 2001. However, they remain well below peak levels achieved early in fiscal year 2001. Although there are some recent signs of strengthening in the market, the Registrant expects bookings to continue at low levels for at least the next quarter.

         As a result of the foregoing, net income for the three months ended September 30, 2001 was $298, or $.04 per common share ($.04 per common share assuming dilution), compared to net income of $2,595, or $.33 per common share ($.31 per common share assuming dilution), for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Registrant's financial position at September 30, 2001 remains strong as evidenced by working capital of $34,335 and stockholders' equity of $56,456. The Registrant's current ratio at September 30, 2001 was 6.2, compared to a current ratio of 4.2 at June 30, 2001. The Registrant's quick ratio (current assets minus inventory divided by current liabilities) at September 30, 2001 was 2.5 as compared to 1.9 at June 30, 2001. The improvements in the Registrant's current ratio and quick ratio were primarily due to a reduction in current liabilities as a result of lower raw material purchases, lower bonus and commission accruals due to the lower sales and profitability and reduced capital spending, partially offset by a reduction in accounts receivable.

         Cash, cash equivalents and investments increased by $1,238 to $6,417 at September 30, 2001 from $5,179 at June 30, 2001, primarily as a result of collection of accounts receivable, reduced purchasing of raw material and reduced discretionary spending, partially offset by payment of year end bonus and commission accruals and investment in property, plant and equipment. Accounts receivable decreased by $4,021 to $7,509 at September 30, 2001 from $11,530 at June 30, 2001, primarily due to lower sales volumes and collection of balances due at June 30, 2001. Inventories decreased by $222 to $24,346 at September 30, 2001 from $24,568 at June 30, 2001. Accounts payable and accrued expenses decreased by $3,299 to $4,691 at September 30, 2001 from $7,990 at June 30, 2001, primarily due to payment of fiscal year end bonus accruals, lower capital spending due to cost reduction measures and lower purchasing levels of raw materials due to the lower production volume commensurate with lower sales volumes.

         The Registrant has available two credit facilities with Bank of America, N.A.; a revolving line of credit of $4,000 and an equipment line of credit of $8,500. The outstanding principal balance under both lines bears interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market ("LIBOR") and is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The outstanding principal balance of the equipment line rolls over periodically into a self-amortizing term note of not less than four nor more than seven years. Borrowings under the equipment line are secured by the related equipment purchases.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         During the quarter ended September 30, 2001, the Registrant rolled $2,505 over into a seven-year term note bearing interest at 1.5% above the one-month LIBOR rate. Principal on this note is payable in quarterly installments of $89, commencing October 1, 2001. The Registrant did not incur any borrowings under the revolving line of credit or the equipment line during the quarter ended September 30, 2001. As of September 30, 2001, the Registrant had borrowed an aggregate of $4,768 under the equipment line.

         The Registrant has available credit facilities with Citibank N.A., (as successor to European American Bank, N.A.), which makes available a $5,000 line for equipment purchases and an additional $2,000 under an unsecured term loan line. The lines bear interest at either the Citibank prime rate or 1.5% above the Reserve Adjusted LIBOR rate (as defined) and are subject to certain financial covenants. Borrowings under the equipment line will be secured by the related equipment purchases. The outstanding balance six months after the term loan line is made available and at expiration of the line (January 2002) will roll into fully amortizing term loans with a maturity of five years. The Registrant did not incur any borrowings under either of these facilities during the quarter ended September 30, 2001.

         Capital expenditures for the three months ended September 30, 2001 totaled $1,167 including amounts for machinery and equipment and planned leasehold improvements. The Registrant intends to use cash on hand and available lines of credit to finance budgeted capital expenditures, primarily for equipment acquisition and facility expansion, of approximately $3,000 for the remainder of fiscal year 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Registrant has identified four market risks relative to its business: interest rate risk, foreign currency exchange rate risk, commodity price risk and security price risk. There has been no material changes in the way the Registrant conducts its worldwide business, foreign exchange risk management, investments in marketable securities or raw material commodity purchasing from the descriptions thereof in the Registrant's Form 10-K for the fiscal year ended June 30, 2001.

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5.   Not Applicable
                      --------------

ITEM 6.               Exhibits and Reports on Form 8-K
                      --------------------------------

(a)      EXHIBITS

         Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) (the "Registration Statement") and are incorporated herein by reference to the same exhibit thereto:



EXHIBIT NO.     DESCRIPTION
-------------   -----------
3(a)(i)     -   Certificate of Incorporation of the Registrant.

3(a)(ii)    -   Amendment to Certificate of Incorporation.  (4)

3(b)(i)     -   By-laws of the Registrant.

9(a)(i)     -   Restated Shareholders' Agreement, dated April 15, 1985, among Victor Insetta, Joseph Mezey,
                Joseph Colandrea and the Registrant.

10(b)(i)    -   Amended and Restated Lease, dated September 25, 1998,
                between Victor Insetta, d/b/a Stepar Leasing Company, and the
                Registrant for premises at 15 Stepar Place, Huntington
                Station, N.Y. (9)

10(c)(i)    -   Form of 1985 Employee Stock Sale Agreement between the Registrant and various employees.

10(c)(ii)   -   Form of Employee Stock Bonus Agreement, dated as of July 1, 1993, between the Registrant and various employees.  (3)

10(c)(iii)  -   Form of Employee Stock Bonus Agreement, dated as of April 19, 1994, between the Registrant and various employees.  (3)

10(c)(iv)   -   Form of Employee Stock Bonus Agreement, dated as of April 20, 1995, between the Registrant and various employees. (4)

10(e)(i)    -   Second Amended and Restated Lease, dated as of May 16, 2000, between V.P.I.Properties
                Associates, d/b/a V.P.I. Properties Associates, Ltd., and American Technical Ceramics
                (Florida), Inc. (13)

 10(f)      -   Purchase Agreement, dated May 31, 1989, by and among Diane LaFond Insetta and/or Victor D.
                Insetta, as custodians for Danielle and Jonathan Insetta, and American Technical Ceramics
                Corp., and amendment thereto, dated July 31, 1989.(4)

10(g)(iii)  -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1,
                1994.(4)

10(g)(iv)   -   Employment Agreement, dated April 3, 1985, between Victor Insetta and the Registrant, and
                Amendments No. 1 through 4 thereto. (2)

10(g)(v)    -   Amendment No. 5, dated as of September 11, 1998, to Employment Agreement between Victor Insetta and the Registrant. (8)

10(g)(vi)   -   Managers Profit Bonus Plan, dated December 7, 1999, and effective January 1, 2000. (12)

10(h)       -   Employment Agreement, dated September 1, 2000, between the Registrant and Richard
                Monsorno. (14)






10(k)       -   Consulting Agreement, dated October 2000, between the Registrant and Stuart P. Litt. (14)

10(m) (i)   -   American Technical Ceramics Corp. 1997 Stock Option Plan.  (7)

10(m) (ii)  -   American Technical Ceramics Corp. 2000 Incentive Stock Plan.  (12)

10(o)(i)    -   Loan Agreement, dated November 25, 1998, between the Registrant and NationsBank, N.A. (10)

10(o)(ii)   -   Amendment to Loan Agreement, dated February 4, 1999, between the Registrant and NationsBank,
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


--------------------

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

16. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(b)  REPORTS ON FORM 8-K
     -------------------

        The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



                        AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)


DATE:    November 8, 2001                      BY: /s/ VICTOR INSETTA
                                                   ------------------
                                                        Victor Insetta
                                                   President and Director
                                                  (Principal Executive Officer)




DATE:    November 8, 2001                      BY: /s/ ANDREW R. PERZ
                                                   ------------------
                                                        Andrew R. Perz
                                                   Vice President, Controller
                                                  (Principal Accounting Officer)