Form 10-Q
period 2001-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2002-02-14
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       or

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________


                          Commission File Number 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

                                     Delaware                                                 11-2113382
          ------------------------------------------------------------                 ----------------------
         (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

                    17 Stepar Place, Huntington Station, NY                                      11746
                    ----------------------------------------                                    ------
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

        Yes           X                           No
                -------------                          --------------------

As of February 4, 2002, the Registrant had outstanding 8,057,818 shares of Common Stock, par value $.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                   DEC. 31, 2001         JUNE 30, 2001
                                                                                ------------------    ------------------
ASSETS                                                                            (unaudited)
Current Assets
   Cash (including cash equivalents of $447 and
     $552, respectively)                                                         $      4,123          $      1,659
   Investments                                                                          3,000                 3,520
   Accounts receivable, net                                                             5,658                 11,530
   Inventories                                                                          23,651                24,568
   Deferred income taxes, net                                                           1,722                 1,722
   Other current assets                                                                 1,180                 1,289
                                                                                ------------------    ------------------
                 TOTAL CURRENT ASSETS                                                  39,334                44,288
                                                                                ------------------    ------------------

Property, plant and equipment, net of accumulated depreciation
   and amortization of $30,026 and $27,639, respectively                               31,367                32,089
Other assets, net                                                                         182                   199
                                                                                ------------------    ------------------
                  TOTAL ASSETS                                                        $70,883               $76,576
                                                                                ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                             $        978          $        877
   Accounts payable                                                                     1,064                 1,755
   Accrued expenses                                                                     3,290                 6,235
   Income taxes payable, net                                                              350                 1,759
                                                                                ------------------    ------------------
                  TOTAL CURRENT LIABILITIES                                             5,682                10,626


Long-term debt, net of current portion                                                  6,808                 7,211
Deferred income taxes                                                                   2,894                 2,910
                                                                                ------------------    ------------------
                  TOTAL LIABILITIES                                                    15,384                20,747
                                                                                ------------------    ------------------

Commitments and Contingencies

Stockholders' Equity
   Common Stock -- $.01 par value; authorized 20,000
        shares; issued 8,482 and 8,451 shares, respectively                                85                    85
   Capital in excess of par value                                                      11,530                11,260
   Retained earnings                                                                   45,674                46,414
   Accumulated  other comprehensive income (loss):
      Unrealized gain on investments available-for-sale, net                               26                    56
      Cumulative foreign currency translation adjustment                                 (227)                 (294)
                                                                                ------------------    ------------------
                                                                                         (201)                 (238)
                                                                                ------------------    ------------------

    Less:   Treasury stock, at cost (427 and 444 shares, respectively)                  1,418                 1,447
              Deferred compensation                                                       171                   245
                                                                                ------------------    ------------------
                   TOTAL STOCKHOLDERS' EQUITY                                          55,499                55,829
                                                                                ------------------    ------------------

                                                                                 $    70,883           $     76,576
                                                                                ==================    ==================

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                          For the Quarter Ended Dec. 31,         For the Six Months Ended Dec. 31,
                                                             2001                  2000               2001                2000
                                                             ----                  ----               ----                ----

  Net sales                                            $       11,582        $        21,326      $   25,487          $    42,223
  Cost of sales                                                 9,246                 12,468          18,790               24,226

                                                       -----------------     -----------------    ---------------     --------------
    Gross profit                                                 2,336                 8,858           6,697               17,997
                                                       -----------------     -----------------    ---------------     --------------


  Selling, general and administrative expenses                   3,135                 3,982           6,155                8,072
  Research and development expenses                                833                 1,089           1,685                2,130

                                                       -----------------     -----------------    ---------------     --------------

     Operating expenses                                           3,968                5,071           7,840               10,202
                                                       -----------------     -----------------    ---------------     --------------

                                                       -----------------     -----------------    ---------------     --------------

     (Loss)/ Income from operations                              (1,632)               3,787          (1,143)               7,795
                                                       -----------------     -----------------    ---------------     --------------

  Other (income) expense:

     Interest expense                                               130                  143             273                  260
     Interest income                                                (76)                 (90)           (136)                (190)
     Other                                                         (113)                 (28)           (159)                 (29)

                                                       -----------------     -----------------    ---------------     --------------

                                                                    (59)                  25             (22)                  41
                                                       -----------------     -----------------    ---------------     --------------


  (Loss)/ Income before provision for income taxes               (1,573)               3,762           (1,121)               7,754


  Provision for income taxes                                       (535)               1,317             (381)               2,714

                                                       -----------------     -----------------    ---------------     --------------
  Net (loss)/ income                                   $        (1,038)      $          2,445      $     (740)        $      5,040
                                                       =================     =================    ===============     ==============


  Basic net  (loss)/ income per common share           $         (0.13)      $           0.31      $    (0.09)        $       0.63
                                                       =================     =================    ===============     ==============

  Diluted net  (loss)/ income per common share         $         (0.13)      $           0.30      $    (0.09)        $       0.61
                                                       =================     =================    ===============     ==============

  Basic weighted average common
     shares outstanding                                          8,047                  7,952           8,038                7,939
                                                       =================     =================    ===============     ==============

  Diluted weighted average common
    shares outstanding                                           8,047                 8,292            8,038                8,325
                                                       =================     =================    ===============     ==============

  See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Six Months Ended Dec. 31,
                                                                                        2001                     2000
                                                                               ---------------------     --------------------
                                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                                            (unaudited)
    Net (Loss)/ income                                                          $         (740)            $        5,040
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                     2,614                      2,063
       Loss on disposal of fixed assets                                                     19                        ---
       Stock award compensation expense                                                    192                        340
       Realized gain on sale of investments                                               (109)                       ---
    Changes in operating assets and liabilities:
       Accounts receivable                                                               5,872                        931
       Inventories                                                                         917                     (4,109)
       Other assets                                                                        126                        (59)
       Accounts payable and accrued expenses                                            (3,636)                      (417)
       Income taxes payable                                                             (1,361)                     1,069

                                                                               ---------------------     --------------------

    Net cash provided by operating activities                                            3,894                      4,858
                                                                               ---------------------     --------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                             (1,925)                   (7,131)
       Purchase of investments                                                          (1,053)                     (102)
       Proceeds from sale of investments                                                 1,635                       ---

       Proceeds from sale of fixed assets                                                   26                         9

                                                                               ---------------------     --------------------

    Net cash used in investing activities                                               (1,317)                   (7,224)
                                                                               ---------------------     --------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of debt                                                                  (302)                     (168)
       Proceeds from the exercise of stock options                                         132                       239
       Proceeds from issuance of debt                                                      ---                     1,771

                                                                               ---------------------     --------------------

    Net cash (used in) provided by financing activities                                  (170)                     1,842
                                                                               ---------------------     --------------------

       Effect of exchange rate changes on cash                                             57                         54
                                                                               ---------------------     --------------------


       Net increase/ (decrease) in cash and cash equivalents                            2,464                       (470)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           1,659                      2,277

                                                                               ---------------------     --------------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $       4,123            $         1,807
                                                                               =====================     ====================


 Supplemental cash flow information:
       Interest paid                                                            $         294             $           260
       Taxes paid                                                               $         994             $         1,642

 See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

 (1)     BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of December 31, 2001 and the results of its operations for the three and six month periods ended December 31, 2001 and 2000. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2001. Results for the three and six month periods ended December 31, 2001 are not necessarily indicative of results which could be expected for the entire year.

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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


 (3)     SUPPLEMENTAL CASH FLOW INFORMATION:

         During the six months ended December 31, 2001, the Registrant (i) granted $119 in deferred compensation stock awards, (ii) recognized a $48 reduction of income taxes payable related to stock options exercised, and (iii) issued treasury stock in connection with stock awards with a cost basis of $29.


 (4)     INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                                              Dec. 31,            June 30,
                                                                2001                2001
                                                         -----------------    ----------------
                                                            (unaudited)
                  Raw materials                           $     14,465         $     13,388
                  Work-in-process                                4,012                4,717
                  Finished goods                                 5,174                6,463
                                                         -----------------    ----------------
                                                          $     23,651         $     24,568
                                                         =================    ================

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)



(5)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation.

                                                               For the Quarter Ended December 31,
                                                         2001                                             2000
                                                         ----                                             ----
                                   (Loss) / Income        Shares         Per-Share        Income          Shares        Per-Share
                                     (Numerator)      (Denominator)       Amount       (Numerator)     (Denominator)     Amount
                                  ---------------    -------------    -----------    -------------    -------------    -----------
 Basic EPS                          $  (1,038)             8,047      $     (.13)       $  2,445            7,952      $      .31
                                                                      ============                                     ===========

 Effect of Dilutive Securities:

    Stock options                                             ---                                            317
    Deferred compensation
       stock awards                                         ---                                               23

                                  ---------------    -------------    -----------    -------------    -------------    -----------

 Diluted EPS                        $  (1,038)             8,047      $     (.13)        $  2,445           8,292      $      .30
                                  ===============    =============    ===========    =============    =============    ===========


                                                                For the Six Months Ended December 31,
                                                          2001                                             2000
                                                          ----                                             ----
                                   (Loss) / Income        Shares         Per-Share        Income          Shares        Per-Share
                                     (Numerator)      (Denominator)       Amount       (Numerator)     (Denominator)     Amount
                                  ---------------    -------------    -----------    -------------    -------------    -----------

 Basic EPS                          $     (740)            8,038      $     (.09)        $  5,040           7,939      $      .63
                                                                      ============                                     ===========

 Effect of Dilutive Securities:
    Stock options                                            ---                                              363
    Deferred compensation
       stock awards                                          ---                                               23

                                  ---------------    -------------    -----------    -------------    -------------    -----------

 Diluted EPS                         $     (740)            8,038     $     (.09)        $  5,040            8,325     $      .61
                                  ===============    =============    ===========    =============    =============    ===========


         Options covering 1,300 shares have been omitted from the calculation of dilutive EPS for the three and six months ended December 31, 2001 because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)



(6)      COMPREHENSIVE INCOME:


         The Registrant's total comprehensive income is as follows:

                                                                             For The Three Months Ended December 31,
                                                                                   2001                  2000
                                                                                   ----                  ----
                 Net (Loss)/income                                           $       (1,038)       $         2,445
                                                                             ------------------    ------------------

                 Other comprehensive income, net of tax:
                   Foreign currency translation adjustments                              (4)                    96
                   Unrealized (loss)/ gains on investments                             (138)                    87
                                                                             ------------------    ------------------


                 Other comprehensive (loss)/ income                                    (142)                   183
                                                                             ------------------    ------------------

                 Comprehensive (loss)/ income                                $       (1,180)       $         2,628
                                                                             ==================    ==================

                                                                              For The Six Months Ended December 31,
                                                                                   2001                  2000
                                                                                   ----                  ----
                 Net (loss)/ income                                          $         (740)       $         5,040
                                                                             ------------------    ------------------

                 Other comprehensive income, net of tax:
                   Foreign currency translation adjustments                              67                     54
                   Unrealized (loss)/ gains on investments                              (30)                   120
                                                                             ------------------    ------------------


                 Other comprehensive income                                              37                    174
                                                                             ------------------    ------------------
                 Comprehensive (loss)/ income                                $         (703)       $         5,214
                                                                             ==================    ==================

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly-complex products, risks associated with international sales and sales to the U.S. military, risk of customer contract or sales order cancellations and other risks detailed from time to time in the Registrant's filings with the Securities and Exchange Commission, including, without limitation, those contained under the caption "Item 1. BUSINESS - CAUTIONARY STATEMENTS REGARDING FORWARD - LOOKING STATEMENTS" in the Registrant's Annual Report on Form 10-K. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrant. Any forward-looking statement represents the Registrant's expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. The Registrant undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.

RESULTS OF OPERATIONS
---------------------

Three Months Ended December 31, 2001 Compared with Three Months Ended December 31, 2000
---------------------------------------------------------------------

         Net sales for the three months ended December 31, 2001 decreased 46% to $11,582, compared to $21,326 in the comparable period in the prior fiscal year. The decrease in net sales was primarily the result of decreased sales volume across all major product lines. The decline in sales is due to the economic downturn affecting the entire electronic component industry. Sales were down in all market sectors except the medical equipment sector. Sales to a major medical equipment OEM accounted for 15% of the Registrant's net sales in the three months ended December 31, 2001.

         Gross margin for the three months ended December 31, 2001 was 20.2% of net sales, compared to 41.5% for the comparable period in the prior fiscal year. The decrease in gross margin was principally due to lower sales volume. Cost of sales for the three months ended December 31, 2001 was also negatively impacted by a charge of $830 for inventory that the Registrant believes may be scrapped in the future as a result of excess quantities, customer requirements and other causes. Similar charges may be necessary in future periods depending upon various factors, including demand for the Registrant's products and the efficiency of its production process. Cost reduction measures put in place during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002 have partially offset the impact of lower sales on gross margins. These measures included reduced headcount, reduced capital spending and general cost controls on discretionary spending.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                      (In thousands, except per share data)

         Selling, general and administrative expenses for the three months ended December 31, 2001 decreased 21% to $3,135, compared to $3,982 in the comparable period in the prior fiscal year. The decrease was due to decreased commission expense as a result of the decrease in net sales, lower bonus accruals due to decreased profitability and decreased payroll related expenses due to cost reduction measures instituted in the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002, offset partially by severance and professional fees incurred in connection with closing the Registrant's sales office in England.

         Research and development expenses for the three months ended December 31, 2001 decreased 24% to $833, compared to $1,089 in the comparable period in the prior fiscal year. A reduction in research and development spending was among the cost reduction measures referred to above.

         Bookings for the three months ended December 31, 2001 were $9,452, compared to $24,101 for the three months ended December 31, 2000. Cancellations have returned to historical levels, but bookings remain low, particularly in the fiber optic, wireless infrastructure and semiconductor manufacturing equipment sectors. Bookings for the second quarter of fiscal year 2002 have declined from the levels attained in the first quarter of fiscal year 2002. The decline was due to continued weakness in the fiber optic market and a temporary slowdown in the medical market due to inventory buildups. The Registrant expects the second quarter to be the weakest for the fiscal year and anticipates modest improvement over the next few quarters. Delivery times and price are key factors in obtaining orders. The Registrant believes its current levels of inventories should enable it to deliver orders in the short time frames currently required by many of its customers.

         The backlog of unfilled orders was $10,644 at December 31, 2001 compared to $29,458 at December 31, 2000 and $16,153 at June 30, 2001. The decrease in backlog compared to December 31, 2000 was primarily the result of bookings cancellations incurred during the latter half of fiscal year 2001 caused by the economic weakness in the electronic component industry. The decrease in backlog compared to June 30, 2001 was primarily due to shipments in excess of order bookings as the Registrant continued to ship orders out of backlog scheduled for delivery during the second quarter.

         The Registrant expects the current level of backlog to be sustainable as order bookings begin to improve over the next several quarters. Customer order patterns are anticipated to improve as they deplete their current inventory and economic conditions improve. The Registrant anticipates that customers will place orders with short delivery requirements for the foreseeable future resulting in a slow growth in sales and bookings over the next few quarters.

         As a result of the foregoing, net loss for the three months ended December 31, 2001 was $1,038 or ($.13) per common share (($.13) per common share assuming dilution), compared to net income of $2,445, or $.31 per common share ($.30 per common share assuming dilution), for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                      (In thousands, except per share data)

Six Months Ended December 31, 2001 Compared with Six Months Ended
December 31, 2000
-----------------------------------------------------------------

         Net sales for the six months ended December 31, 2001 decreased 40% to $25,487, compared to $42,223 in the comparable period in the prior fiscal year. The decrease in net sales was primarily the result of decreased sales volume across all major product lines. The decline in sales is due to the economic downturn affecting the entire electronic component industry. Sales were down in all market sectors except the medical equipment sector.

         Gross margin for the six months ended December 31, 2001 was 26.3% of net sales, compared to 42.6% for the comparable period in the prior fiscal year. The decrease in gross margin was principally due to lower sales volume. Cost of sales for the six months ended December 31, 2001 was also negatively impacted by charges of $1,427 for inventory that the Registrant believes may be scrapped in the future as a result of excess quantities, customer requirements and other causes. Similar charges may be necessary in future periods depending upon various factors, including demand for the Registrant's products and the efficiency of its production process. Cost reduction measures put in place during the fourth quarter of fiscal year 2001 and in the first quarter of fiscal year 2002 have partially offset the impact of the lower sales. These measures included reduced headcount, reduced capital spending and general cost controls on discretionary spending.

         Selling, general and administrative expenses for the six months ended December 31, 2001 decreased 24% to $6,155, compared to $8,072 in the comparable period in the prior fiscal year. The decrease was due to decreased commission expense as a result of the decrease in net sales, lower bonus accruals due to decreased profitability and decreased payroll related expenses due to cost reduction measures instituted in the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002, partially offset by severance costs of $203 incurred in connection with headcount reduction in the United States and England, and professional fees incurred in connection with closing the Registrant's sales office in England.

         Research and development expenses for the six months ended December 31, 2001 decreased 21% to $1,685, compared to $2,130 in the comparable period in the prior fiscal year. Research and development spending was among the cost reduction measures referred to above.

         The Registrant experienced a net loss for the six months ended December 31, 2001 primarily due to the low sales level in relation to fixed costs, particularly in the second quarter, and the inventory charges discussed above. The cost reduction measures employed by the Registrant did not fully compensate for the decline in revenue.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                      (In thousands, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Registrant's financial position at December 31, 2001 remains strong as evidenced by working capital of $33,652 and stockholders' equity of $55,499. The Registrant's current ratio at December 31, 2001 was 6.9, compared to a current ratio of 4.2 at June 30, 2001. The Registrant's quick ratio (current assets minus inventory divided by current liabilities) at December 31, 2001 was
2.8 as compared to 1.9 at June 30, 2001. The improvements in the Registrant's current ratio and quick ratio were primarily due to a reduction in current liabilities as a result of lower raw material purchases, lower bonus and commission accruals due to the lower sales and profitability and reduced capital spending, partially offset by a reduction in accounts receivable.

         Cash, cash equivalents and investments increased by $1,944 to $7,123 at December 31, 2001 from $5,179 at June 30, 2001, primarily as a result of collection of accounts receivable, reduced purchasing of raw material and reduced discretionary spending, partially offset by payment of year end bonus and commission accruals and investment in property, plant and equipment. Accounts receivable decreased by $5,872 to $5,658 at December 31, 2001 from $11,530 at June 30, 2001, primarily due to lower sales volumes and collection of balances due at June 30, 2001. Inventories decreased by $917 to $23,651 at December 31, 2001 from $24,568 at June 30, 2001. Accounts payable and accrued expenses decreased by $3,636 to $4,354 at December 31, 2001 from $7,990 at June 30, 2001, primarily due to payment of fiscal year end bonus accruals, lower capital spending due to cost reduction measures and lower purchasing levels of raw materials due to the lower production volumes commensurate with lower sales volumes.

         The Registrant has available two credit facilities with Bank of America, N.A.: a revolving line of credit of $4,000 and an equipment line of credit of $8,500. The outstanding principal balance under both lines bears interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market ("LIBOR") and is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. The outstanding principal balance of the equipment line rolls over periodically into a self-amortizing term note of not less than four nor more than seven years. Borrowings under the equipment line are secured by the related equipment purchases.

         The Registrant did not incur any borrowings under the revolving line of credit or the equipment line during the three and six months ended December 31, 2001. Through December 31, 2001, the Registrant's borrowings aggregated $4,768 under the equipment line.

         The Registrant has available credit facilities with Citibank N.A. (as successor to European American Bank, N.A.); a $5,000 line for equipment purchases and a $2,000 unsecured term loan line. The lines bear interest at either the Citibank prime rate or 1.5% above the Reserve Adjusted LIBOR rate (as defined) and are subject to certain financial covenants. Borrowings under the equipment line will be secured by the related equipment purchases. The outstanding balance six months after the term loan line is made available and at expiration of the line (January 2002) will roll into fully amortizing term loans with a maturity of five years. The Registrant has not incurred any borrowings under either of these facilities. These facilities were scheduled to expire in January 2002. The Registrant is negotiating a new credit facility with the bank. While there can be no assurance that an agreement will be reached, Citibank N.A. has agreed to extend these lines on a month-to-month basis while discussions are in progress.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                      (In thousands, except per share data)

         Capital expenditures for the six months ended December 31, 2001 totaled $1,925, including amounts for machinery and equipment and planned leasehold improvements. The Registrant intends to use cash on hand and available lines of credit to finance budgeted capital expenditures, primarily for equipment acquisition and facility expansion, of approximately $2,000 for the remainder of fiscal year 2002.

Aggregate contractual obligations as of December 31, 2001 mature as follows:

                                                                                Payments Due by Period
   ------------------------------------------     ---------------------------------------------------------------------------------
                                                                        Less
                                                                       than 1             1- 3             4- 5            After 5
            Contractual Obligations                  Total              year             years             years            years
   ------------------------------------------     -------------    ---------------    -------------    --------------    -----------
   ------------------------------------------     -------------                       -------------    --------------    -----------
   Long-Term Debt                                      $ 5,083           $ 761           $ 2,282         $   1,464          $  576

   Capital Lease Obligations                             2,703             217               764               623            1,099

   Operating Leases                                        262             149               113               ---              ---
                                                  -------------    ---------------    -------------    --------------    -----------

   Total Contractual Obligations                       $ 8,048         $ 1,127           $ 3,159           $ 2,087          $ 1,675
   ------------------------------------------     =============    ===============    =============    ==============    ===========

Aggregate other commitments as of December 31, 2001 mature as follows:


                    Other Commercial                        Total Amounts                Amount of Commitment Expiration Per Period
                      Commitments                             Committed                               Less than 1 year
          -----------------------------------        -----------------------------      --------------------------------------------
                   Lines of Credit                             $ 19,500                                   $ 19,500

In the normal course of business, the Company routinely enters into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. The terms of these commitments generally do not extend beyond six months. None of these obligations are individually significant. The Company does not expect that these commitments will materially adversely affect its liquidity in the foreseeable future.

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

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 3.                  Not Applicable
                                     --------------

ITEM 4.              Submission of Matters to a Vote of Security Holders
                     ---------------------------------------------------

         At the Registrant's Annual Meeting of Stockholders held on November 15, 2001 (the "Annual Meeting"), the stockholders elected the individuals named below as directors for one-year terms. Votes were cast as follows:

                                                                     For                                  Withheld
                                                          ---------------------------             -------------------------
             Victor Insetta                                       7,971,464                                89,646
             Dov S. Bacharach                                     7,983,589                                77,521
             Chester E. Spence                                    7,970,564                                90,546
             O. Julian Garrard III                                7,982,089                                79,021
             Stuart P. Litt                                       8,015,564                                45,546
             Thomas J. Volpe                                      7,981,989                                79,121

         The stockholders also ratified the appointment of KPMG LLP as the independent public accountants to audit the Registrant's consolidated financial statements for the fiscal year ending June 30, 2002. The holders of 8,025,223 shares of Common Stock voted to ratify the appointment, 10,687 voted against ratification and the holders of 25,200 shares of Common Stock abstained from voting on the issue.

ITEM 5.                               Not Applicable
                                      --------------

ITEM 6.                    Exhibits and Reports on Form 8-K
                           --------------------------------

 (a) EXHIBITS
     --------

        Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) (the "Registration Statement") and are incorporated herein by reference to the same exhibit thereto:

EXHIBIT NO.   DESCRIPTION
-----------   -----------

3(a)(i)       -   Certificate of Incorporation of the Registrant.

3(a)(ii)      -   Amendment to Certificate of Incorporation.  (4)

3(b)(i)       -   By-laws of the Registrant.

9(a)(i)       -   Restated Shareholders' Agreement,  dated April 15, 1985,
                  among Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                  Registrant.

10(b)(i)      -   Amended and Restated Lease, dated September 25, 1998, between
                  Victor Insetta, d/b/a Stepar Leasing Company, and the
                  Registrant for premises at 15 Stepar Place, Huntington
                  Station, N.Y. (9)

10(c)(i)      -   Form of 1985 Employee Stock Sale Agreement between the
                  Registrant and various employees.

10(c)(ii)     -   Form of Employee Stock Bonus Agreement, dated as of July 1,
                  1993, between the Registrant and various employees. (3)

10(c)(iii)    -   Form of Employee Stock Bonus Agreement, dated as of April 19,
                  1994, between the Registrant and various employees. (3)

10(c)(iv)     -   Form of Employee Stock Bonus Agreement, dated as of April 20,
                  1995, between the Registrant and various employees. (4)

10(e)(i)      -   Second Amended and Restated Lease, dated as of May 16, 2000, between V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (13)

 10(f)        -   Purchase Agreement, dated May 31, 1989, by and among Diane
                  LaFond Insetta and/or Victor D. Insetta, as custodians for
                  Danielle and Jonathan Insetta, and American Technical Ceramics
                  Corp., and amendment thereto, dated July 31, 1989. (4)

10(g)(iii)    -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (4)

10(g)(iv)     -   Employment Agreement, dated April 3, 1985, between Victor
                  Insetta and the Registrant, and Amendments No. 1 through 4 thereto. (2)

10(g)(v)      -   Amendment No. 5, dated as of September 11, 1998, to Employment
                  Agreement between Victor Insetta and the Registrant. (8)

10(g)(vi)     -   Managers Profit Bonus Plan, dated December 7, 1999, and
                  effective January 1, 2000. (12)

10(h)         -   Employment Agreement, dated September 1, 2000, between the
                  Registrant and Richard Monsorno. (14)

10(k)         -   Consulting Agreement, dated October 2000, between the
                  Registrant and Stuart P. Litt. (14)

10(m)(i)      -   American Technical Ceramics Corp. 1997 Stock Option Plan. (7)

10(m)(ii)     -   American Technical Ceramics Corp. 2000 Incentive Stock Plan.
                  (12)

10(o)(i)      -   Loan Agreement, dated November 25, 1998, between the
                  Registrant and NationsBank, N.A. (10)

10(o)(ii)     -   Amendment to Loan Agreement, dated February 4, 1999, between the Registrant and NationsBank, N.A. (12)

10(o)(iii)    -   Second Amendment to Loan Agreement, dated April 13, 2000,
                  between the Registrant and Bank of America, N.A., as successor to NationsBank, N.A. (12)

10(o)(iv)     -   Third Amendment to Loan Agreement, dated October 26, 2000, between the Registrant and Bank of America, N.A., as successor to NationsBank, N.A. (15)

10(o)(v)      -   Fourth Amendment to Loan Agreement, dated March 30, 2001,
                  between the Registrant and Bank of America, N.A., as successor to NationsBank, N.A. (15)

10(p)         -   Amended and Restated Employment Agreement, dated as of January
                  1, 1998, between Judah Wolf and the Registrant. (11)

10(q)         -   Mortgage Note between American Technical Ceramics Corp. and
                  European American Bank, N.A., dated as of August 17, 2000.
                  (13)

10(r)         -   Employment Agreement, dated April 10, 2001, between the
                  Registrant and David Ott. (15)

10(s)         -   Loan Agreement, dated May 8, 2001, between the Registrant and
                  European American Bank, N.A. (16)

21            -   Subsidiaries of the Registrant.  (2)

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

10.Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998.

11.Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

12.Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

13.Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

14.Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

15.Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

16.Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(b)  REPORTS ON FORM 8-K
     -------------------

        The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



                        AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)


     DATE:    February 13, 2002                 BY:      /s/ VICTOR INSETTA
                                                         ------------------
                                                            Victor Insetta
                                                       President and Director
                                                  (Principal Executive Officer)




     DATE:    February 13, 2002                 BY:      /s/ ANDREW R. PERZ
                                                         ------------------
                                                          Andrew R. Perz
                                                     Vice President, Controller
                                                 (Principal Accounting Officer)