Form 10-Q
period 2002-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2002-05-15
CIK 766430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X)          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

    ( )         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________


                          COMMISSION FILE NUMBER 1-9125
                          -----------------------------

                        AMERICAN TECHNICAL CERAMICS CORP.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                  11-2113382
-------------------------------          ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


17 STEPAR PLACE, HUNTINGTON STATION, NY                 11746
---------------------------------------                 -----
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

As  of  May  6,  2002, the Registrant had outstanding 8,492,258 shares of Common
Stock,  par  value  $.01  per  share.

                                      PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                            AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except per share data)


                                                                          MARCH 31, 2002    JUNE 30, 2001
                                                                         ----------------  ---------------
ASSETS                                                                     (unaudited)
Current Assets
   Cash (including cash equivalents of $1,268 and
      $552, respectively)                                                $         2,648   $        1,659
   Investments                                                                     3,009            3,520
   Accounts receivable, net                                                        6,623           11,530
   Inventories                                                                    22,604           24,568
   Deferred income taxes, net                                                      1,722            1,722
   Other current assets                                                            1,267            1,289
                                                                         ----------------  ---------------
                                           TOTAL CURRENT ASSETS                   37,873           44,288
                                                                         ----------------  ---------------

Property, plant and equipment, net of accumulated depreciation
   and amortization of $31,163 and $27,639, respectively                          31,110           32,089
Other assets, net                                                                    178              199
                                                                         ----------------  ---------------
                                           TOTAL ASSETS                  $        69,161   $       76,576
                                                                         ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                     $           984   $          877
   Accounts payable                                                                  991            1,755
   Accrued expenses                                                                3,236            6,235
   Income taxes payable, net                                                         ---            1,759
                                                                         ----------------  ---------------
                                           TOTAL CURRENT LIABILITIES               5,211           10,626

Long-term debt, net of current portion                                             6,560            7,211
Deferred income taxes                                                              2,876            2,910
                                                                         ----------------  ---------------
                                           TOTAL LIABILITIES                      14,647           20,747
                                                                         ----------------  ---------------

Commitments and Contingencies

Stockholders' Equity
   Common Stock -- $.01 par value; authorized 20,000
        shares; issued 8,487 and 8,451 shares, respectively                           85               85
   Capital in excess of par value                                                 11,555           11,260
   Retained earnings                                                              44,617           46,414
   Accumulated other comprehensive income (loss):
      Unrealized (loss) gain on investments available-for-sale, net                   (8)              56
      Cumulative foreign currency translation adjustment                            (240)            (294)
                                                                         ----------------  ---------------
                                                                                    (248)            (238)
                                                                         ----------------  ---------------
    Less:   Treasury stock, at cost (427 and 444 shares, respectively)             1,418            1,447
              Deferred compensation                                                   77              245
                                                                         ----------------  ---------------
                                           TOTAL STOCKHOLDERS' EQUITY             54,514           55,829
                                                                         ----------------  ---------------

                                                                         $        69,161   $       76,576
                                                                         ================  ===============

See accompanying notes to unaudited consolidated financial statements.

                                        AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (in thousands, except per share data)

                                                                           For the Quarter Ended        For the Nine Months Ended
                                                                                 March  31,                   March  31,
                                                                            2002           2001           2002           2001
                                                                        -------------  -------------  -------------  -------------
Net sales                                                               $     11,956   $     23,359   $     37,443   $     65,582
Cost of sales                                                                  9,412         13,385         28,202         37,611

                                                                        -------------  -------------  -------------  -------------
   Gross profit                                                                2,544          9,974          9,241         27,971
                                                                        -------------  -------------  -------------  -------------

Selling, general and administrative expenses                                   3,158          4,207          9,313         12,279
Research and development expenses                                                923          1,167          2,608          3,297

                                                                        -------------  -------------  -------------  -------------
   Operating expenses                                                          4,081          5,374         11,921         15,576
                                                                        -------------  -------------  -------------  -------------

                                                                        -------------  -------------  -------------  -------------
   (Loss)/ Income from operations                                             (1,537)         4,600         (2,680)        12,395
                                                                        -------------  -------------  -------------  -------------

Other (income) expense:
   Interest expense                                                              113            149            386            409
   Interest income                                                               (22)           (72)          (158)          (262)
   Other                                                                         (27)           (29)          (186)           (58)

                                                                        -------------  -------------  -------------  -------------
                                                                                  64             48             42             89
                                                                        -------------  -------------  -------------  -------------

(Loss)/ Income before provision for income taxes                              (1,601)         4,552         (2,722)        12,306

Provision for income taxes                                                      (544)         1,593           (925)         4,307

                                                                        -------------  -------------  -------------  -------------
Net (loss)/ income                                                      $     (1,057)  $      2,959   $     (1,797)  $      7,999
                                                                        =============  =============  =============  =============


Basic net  (loss)/ income per common share                              $      (0.13)  $       0.37   $      (0.22)  $       1.01
                                                                        =============  =============  =============  =============

Diluted net (loss)/ income per common share                             $      (0.13)  $       0.35   $      (0.22)  $       0.96
                                                                        =============  =============  =============  =============

Basic weighted average common
   shares outstanding                                                          8,058          7,973          8,045          7,950
                                                                        =============  =============  =============  =============

Diluted weighted average common
  shares outstanding                                                           8,058          8,355          8,045          8,336
                                                                        =============  =============  =============  =============


See accompanying notes to unaudited consolidated financial statements.

                                 AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Nine Months Ended March 31,
                                                                                 2002                  2001
                                                                         --------------------  --------------------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   (unaudited)
   Net (Loss)/ income                                                    $            (1,797)  $             7,999
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                    3,849                 2,921
      Loss (gain) on disposal of fixed assets                                             28                   (11)
      Stock award compensation expense                                                   287                   527
      Realized gain on sale of investments                                              (160)                  ---
   Changes in operating assets and liabilities:
      Accounts receivable                                                              4,907                  (483)
      Inventories                                                                      1,964                (6,549)
      Other assets                                                                       415                   (19)
      Accounts payable and accrued expenses                                           (3,763)                   88
      Income taxes payable                                                            (2,080)                1,317

                                                                         --------------------  --------------------
   Net cash provided by operating activities                                           3,650                 5,790
                                                                         --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                            (2,926)              (10,443)
      Purchase of investments                                                         (4,325)                 (102)
      Proceeds from sale of investments                                                4,898                   ---
      Proceeds from sale of fixed assets                                                  29                    48

                                                                         --------------------  --------------------
   Net cash used in investing activities                                              (2,324)              (10,497)
                                                                         --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                                               (2,544)                 (316)
      Proceeds from the exercise of stock options                                        154                   356
      Proceeds from issuance of debt                                                   2,000                 3,784

                                                                         --------------------  --------------------
   Net cash (used in) provided by financing activities                                  (390)                3,824
                                                                         --------------------  --------------------

                                                                         --------------------  --------------------
      Effect of exchange rate changes on cash                                             53                  (241)
                                                                         --------------------  --------------------


      Net increase/ (decrease) in cash and cash equivalents                              989                (1,124)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           1,659                 2,277

                                                                         --------------------  --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $             2,648   $             1,153
                                                                         ====================  ====================

Supplemental cash flow information:
      Interest paid                                                      $               418   $               409
      Taxes paid                                                         $             1,165   $             3,248

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1)  BASIS  OF  PRESENTATION:

     The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of March 31, 2002 and the results of its operations for the three and nine month periods ended March 31, 2002 and 2001. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2001. Results for the three and nine month periods ended March 31, 2002 are not necessarily indicative of results which could be expected for the entire year.

(2)  IMPACT  OF  NEW  ACCOUNTING  STANDARDS:

     The Financial Accounting Standards Board recently issued Statement No. 141, "Business Combinations" ("SFAS No. 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 provides that all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Statement No. 142 provides that intangible assets with estimable useful lives are amortized to their estimated residual values over those estimated useful lives. Statement No. 142 also provides that intangible assets with indefinite useful lives are not to be amortized, but rather, tested for impairment at least annually in accordance with the provisions of the Statement. Although SFAS No. 142 will become effective for the Registrant on July 1, 2002, the Registrant does not presently have any goodwill or intangible assets that would be affected by this Statement.

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


(3)  SUPPLEMENTAL  CASH  FLOW  INFORMATION:

     During the nine months ended March 31, 2002, the Registrant (i) granted $119 in deferred compensation stock awards, (ii) recognized a $51 reduction of income taxes payable related to stock options exercised, and (iii) issued treasury stock in connection with stock awards with a cost basis of $29.


(4)  INVENTORIES:

     Inventories included in the accompanying consolidated financial statements consist of the following:

                   March 31,   June 30,
                     2002        2001
                  -----------  ---------
                  (unaudited)

Raw materials     $    13,785  $  13,388
Work-in-process         3,898      4,717
Finished goods          4,921      6,463
                  -----------  ---------
                  $    22,604  $  24,568
                  ===========  =========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


(5)  EARNINGS  PER  SHARE:

     The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation.

                                                           For the Three Months Ended March 31,
                                                     2002                                         2001
                                                     ----                                         ----
                                    (Loss) /
                                     Income         Shares       Per-Share        Income         Shares      Per-Share
                                   (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)    Amount
                                 --------------  -------------  ------------  --------------  -------------  ----------
Basic EPS                        $      (1,057)          8,058  $      (.13)  $        2,959          7,973  $      .37
                                                                ============                                 ==========
Effect of Dilutive Securities:
   Stock options                                           ---                                          359
   Deferred compensation
      stock awards                                         ---                                           23

                                 --------------  -------------  ------------  --------------  -------------  ----------
Diluted EPS                      $      (1,057)          8,058  $      (.13)  $        2,959          8,355  $      .35
                                 ==============  =============  ============  ==============  =============  ==========


                                                          For the Nine Months Ended December 31,
                                                     2002                                         2001
                                                     ----                                         ----
                                   (Loss) /
                                    Income          Shares       Per-Share        Income         Shares      Per-Share
                                  (Numerator)    (Denominator)     Amount       (Numerator)   (Denominator)    Amount
                                 --------------  -------------  ------------  --------------  -------------  ----------
Basic EPS                        $      (1,797)          8,045  $      (.22)  $        7,999          7,950  $     1.01
                                                                ============                                 ==========
Effect of Dilutive Securities:
   Stock options                                           ---                                          363
   Deferred compensation
      stock awards                                         ---                                           23

                                 --------------  -------------  ------------  --------------  -------------  ----------
Diluted EPS                      $      (1,797)          8,045  $      (.22)  $        7,999          8,336  $      .96
                                 ==============  =============  ============  ==============  =============  ==========


     Options covering 970 shares have been omitted from the calculation of dilutive EPS for the three and nine months ended March 31, 2002 because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


(6)  COMPREHENSIVE  INCOME:

     The  Registrant's  comprehensive  income  is  as  follows:

                                                          For The Three Months Ended
                                                                   March  31,
                                                             2002             2001
                                                        ---------------  ---------------
Net (loss)/income                                       $       (1,057)  $        2,959
                                                        ---------------  ---------------

Other comprehensive income
  Foreign currency translation adjustments                         (13)            (295)
  Unrealized (loss)/ gains on investments, net of tax:             (34)              39
                                                        ---------------  ---------------

Other comprehensive loss                                           (47)            (256)
                                                        ---------------  ---------------

Comprehensive (loss)/ income                            $       (1,104)  $        2,703
                                                        ===============  ===============


                                                           For The Nine Months Ended
                                                                  March  31,
                                                             2002             2001
                                                        ---------------  ---------------
Net (loss)/ income                                      $       (1,797)  $        7,999
                                                        ---------------  ---------------

Other comprehensive income
  Foreign currency translation adjustments                          54             (241)
  Unrealized (loss)/ gains on investments, net of tax:             (64)             159
                                                        ---------------  ---------------

Other comprehensive loss                                           (10)             (82)
                                                        ---------------  ---------------

Comprehensive (loss)/ income                            $       (1,807)  $        7,917
                                                        ===============  ===============


(7)  INDEBTEDNESS:

     The Registrant's credit agreements contain certain financial covenants, including a requirement to maintain a certain level of annualized earnings before interest, taxes, depreciation and amortization (EBITDA) to current debt plus annual interest payments. While the Registrant is currently in compliance with this covenant, it is likely that the Registrant will be in default under this covenant on June 30, 2002. In such case, the bank could require payment in full of the outstanding balance under the credit agreement ($4,768 at March 31, 2002). The Registrant believes that, in the event of default, it will be able to secure alternative financing, which together with available cash, will be sufficient to enable it to refinance these amounts. There can be no assurance, however, that the Registrant will be able to refinance or that the bank will waive any default.

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

RESULTS  OF  OPERATIONS
-----------------------

Three  Months  Ended  March  31, 2002 Compared with Three Months Ended March 31,
--------------------------------------------------------------------------------
2001
----

     Net sales for the three months ended March 31, 2002 decreased 49% to $11,956, compared to $23,359 in the comparable period in the prior fiscal year. The decrease in net sales was primarily the result of decreased sales volume across all major product lines. The decline in sales is due to the economic downturn affecting the entire electronic component industry. Sales were down in all market sectors, except the medical equipment sector.

     Gross margin for the three months ended March 31, 2002 was 21.3% of net sales, compared to 42.7% for the comparable period in the prior fiscal year. The decrease in gross margin was principally due to lower sales volume. Cost reduction measures put in place during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002 have partially offset the impact of lower sales on gross margins. These measures included a reduction in headcount, reduced capital spending and general cost controls on discretionary spending. In comparison to the three months ended December 31, 2001 gross margins for the three months ended March 31, 2002 were negatively impacted by several factors including a reduction in benefits from reclaiming activities, resulting primarily from reduced manufacturing levels, offset by a reduction in charges to write down inventory to net realizable value.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     Selling, general and administrative expenses for the three months ended March 31, 2002 decreased 25% to $3,158, compared to $4,207 in the comparable period in the prior fiscal year. The decrease was due to decreased commission expense as a result of the decrease in net sales, lower bonus accruals due to decreased profitability and decreased payroll related expenses due to cost reduction measures instituted in the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002.

     Research and development expenses for the three months ended March 31, 2002 decreased 21% to $923, compared to $1,167 in the comparable period in the prior fiscal year. A reduction in research and development spending was among the cost reduction measures referred to above.

     Bookings for the three months ended March 31, 2002 were $11,803, compared to $22,079 for the three months ended March 31, 2001. Cancellations have returned to historical levels, but bookings remain low, particularly in the fiber optic and semiconductor manufacturing equipment sectors. Bookings have recovered during the second quarter of fiscal year 2002, particularly for the Registrant's core capacitors serving the wireless infrastructure, medical equipment and military sectors. However, they remain well below the record levels experienced during the fiscal year ended June 30, 2001. The Registrant anticipates continued modest improvement in bookings over the next few quarters. Delivery times and price are key factors in obtaining orders. The Registrant believes its current levels of inventories should enable it to deliver orders in the short time frames currently required by many of its customers.

     The backlog of unfilled orders was $9,745 at March 31, 2002 compared to $29,241 at March 31, 2001 and $16,153 at June 30, 2001. The decrease in backlog compared to March 31, 2001 is primarily the result of bookings cancellations incurred during the latter half of fiscal year 2001 as a result of the economic weakness in the electronic component industry. The decrease in backlog compared to June 30, 2001 was primarily due to shipments in excess of order bookings as the Registrant continued to ship orders out of backlog scheduled for delivery during the first half of fiscal year 2002. The Registrant anticipates that customers will place orders with short delivery requirements for the foreseeable future resulting in a slow growth in sales and bookings over the next few quarters. As a result, the level of backlog is a less meaningful indicator of the strength of the Registrant's business than it has been in the past.

     As a result of the foregoing, net loss for the three months ended March 31, 2002 was $1,057, or ($.13) per common share (($.13) per common share assuming dilution), compared to net income of $2,959, or $.37 per common share ($.35 per common share assuming dilution), for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

Nine  Months Ended March 31, 2002 Compared with Nine Months Ended March 31, 2001
--------------------------------------------------------------------------------

     Net sales for the nine months ended March 31, 2002 decreased 43% to $37,443, compared to $65,582 in the comparable period in the prior fiscal year. The decrease in net sales was primarily the result of decreased sales volume across all major product lines. The decline in sales is due to the economic downturn affecting the entire electronic component industry. Sales were down in all market sectors except the medical equipment sector. Sales to a major medical equipment OEM accounted for 10% of the Registrant's net sales in the nine months ended March 31, 2002.

     Gross margin for the nine months ended March 31, 2002 was 24.7% of net sales, compared to 42.7% for the comparable period in the prior fiscal year. The decrease in gross margin was principally due to lower sales volume. Cost of sales for the nine months ended March 31, 2002 was also negatively impacted by the decline in precious metal recovery discussed above and charges of $1,357 to write down certain inventory to estimated net realizable value as a result of excess quantities, customer requirements and other causes. Similar charges against inventory may be necessary in future periods depending upon various factors, including demand for the Registrant's products and the efficiency of its production process. Cost reduction measures put in place during the fourth quarter of fiscal year 2001 and in the first quarter of fiscal year 2002 have partially offset the impact of the lower sales. These measures included a reduction in headcount, reduced capital spending and general cost controls on discretionary spending.

     Selling, general and administrative expenses for the nine months ended March 31, 2002 decreased 24% to $9,313 compared to $12,279 in the comparable period in the prior fiscal year. The decrease was due to decreased commission expense as a result of the decrease in net sales, lower bonus accruals due to decreased profitability and decreased payroll related expenses due to cost reduction measures instituted in the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002, partially offset by severance costs of $203 incurred in connection with the headcount reduction in the United States and England, and professional fees incurred in connection with closing the Registrant's sales office in England.

     Research and development expenses for the nine months ended March 31, 2002 decreased 21% to $2,608, compared to $3,297 in the comparable period in the prior fiscal year. A reduction in research and development spending was among the cost reduction measures referred to above.

     The Registrant experienced a net loss for the nine months ended March 31, 2002 primarily due to the low sales level in relation to fixed costs, particularly in the second and third quarters, and the low precious metal recovery and inventory charges discussed above. The cost reduction measures employed by the Registrant did not fully compensate for the decline in revenue.

     As a result of the continued softness in sales, the Registrant has taken further measures to reduce costs in the fourth quarter, including a further reduction in headcount. The Registrant expects that it will receive some benefit from these measures during the fourth quarter and the full benefit during the next fiscal year. However, the Registrant also expects that it will incur additional expenditures in connection with these measures which will impact its results for the fourth quarter and fiscal year 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Registrant's financial position at March 31, 2002 remains strong as evidenced by working capital of $32,662 and stockholders' equity of $54,514. The Registrant's current ratio at March 31, 2002 was 7.3:1, compared to a current ratio of 4.2:1 at June 30, 2001. The Registrant's quick ratio (current assets minus inventory divided by current liabilities) at March 31, 2002 was 2.9:1 as compared to 1.9:1 at June 30, 2001. The improvements in the Registrant's current ratio and quick ratio were primarily due to a reduction in current liabilities as a result of lower raw material purchases, lower bonus and commission accruals due to the lower sales and profitability and reduced capital spending, partially offset by a reduction in accounts receivable.

     Cash, cash equivalents and investments increased by $478 to $5,657 at March 31, 2002 from $5,179 at June 30, 2001, primarily as a result of collection of accounts receivable, reduced purchasing of raw material and reduced discretionary spending, partially offset by payment of year end bonus and commission accruals and investment in property, plant and equipment. Accounts receivable decreased by $4,907 to $6,623 at March 31, 2002 from $11,530 at June 30, 2001, primarily due to lower sales volumes and collection of balances due at June 30, 2001. Inventories decreased by $1,964 to $22,604 at March 31, 2002 from $24,568 at June 30, 2001. Accounts payable and accrued expenses decreased by $3,763 to $4,227 at March 31, 2002 from $7,990 at June 30, 2001, primarily due to payment of fiscal year end bonus accruals, lower capital spending due to cost reduction measures and lower purchasing levels of raw materials due to the lower production volumes commensurate with lower sales volumes. Income taxes payable have decreased $2,080 to a receivable of $372 at March 31, 2002 from a payable of $1,759 at June 30, 2001, primarily due to payment of estimated taxes on income earned during the first quarter of the fiscal year which was offset by the losses incurred in the second and third quarters.

     The  Registrant  has  available two credit facilities with Bank of America,
N.A.: a revolving line of credit of $4,000 and an equipment line of credit of $8,500. The outstanding principal balance under both lines bears interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market ("LIBOR"). The outstanding principal balance of the equipment line rolls over periodically into a self-amortizing term note of not less than four nor more than seven years. Borrowings under the equipment line are secured by the related equipment purchases.

     The Registrant did not incur any borrowings under the revolving line of credit or the equipment line during the three and nine months ended March 31, 2002. Through March 31, 2002, the Registrant's had no borrowings outstanding under the line of credit and an aggregate of $4,768 under the equipment line.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     The Registrant has available two credit facilities with Citibank N.A. (as successor to European American Bank, N.A.); a $5,000 line for equipment purchases and a $2,000 unsecured term loan line. The lines bear interest at either the Citibank prime rate or 1.5% above the Reserve Adjusted LIBOR rate (as defined). Borrowings under the equipment line will be secured by the related equipment purchases. The outstanding balance six months after the term loan line is made available and at expiration, the line (January 2002) will roll into fully amortizing term loans with a maturity of five years. The Registrant has not incurred any borrowings under either of these facilities. These facilities were scheduled to expire in January 2002. The Registrant is negotiating a new credit facility with Citibank N.A. While there can be no assurance that an agreement will be reached, Citibank N.A. has agreed to extend these lines on a month-to-month basis while discussions are in progress.

     Each of the credit facilities described above is subject to certain financial covenants, including maintenance of asset and liability percentage ratios. One such covenant requires the Registrant to maintain a certain level of annualized earnings before interest, taxes, depreciation and amortization (EBITDA) to current debt plus annual interest payments. While the Registrant is currently in compliance with this covenant, given the nature of the covenant and the losses incurred during the first nine months of this fiscal year, it is likely that the Registrant will not be in compliance under this covenant at the end of the current quarter with respect to the Bank of America facilities. In such case, the Bank could require payment in full of the outstanding balance under these facilities ($4,218 at March 31, 2002).

     The Registrant believes that, in the event of a default, it will be able to secure alternative financing which, together with available cash, will be sufficient to enable it to refinance these facilities, or to obtain a waiver of the default. There can be no assurance, however, that the Registrant will be able to obtain such alternative financing or that the bank will waive any default.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     Capital expenditures for the nine months ended March 31, 2002 totaled $2,926, including expenditures for machinery and equipment and planned leasehold improvements. The Registrant intends to use cash on hand to finance budgeted capital expenditures, primarily for equipment acquisition, of approximately $500 for the remainder of fiscal year 2002.

Aggregate  contractual  obligations  as  of  March  31, 2002 mature as follows:

                                Payments Due by Period
                               -----------------------------------------
                                        Less
                                       than 1    1- 3    4- 5   After 5
Contractual Obligations        Total    year    years   years    years
-----------------------------  ------  -------  ------  ------  --------
Long-Term Debt                 $4,893  $   761  $2,282  $1,384  $    467
Capital Lease Obligations       2,651      223     777     639     1,011
Operating Leases                  225      147      78     ---       ---
                               ------  -------  ------  ------  --------
Total Contractual Obligations  $7,769  $ 1,131  $3,137  $2,023  $  1,478
                               ======  =======  ======  ======  ========

Aggregate  other  commitments  as  of  March  31,  2002  mature  as  follows:

                                     Amount of Commitment Expiration
Other Commercial    Total Amounts              Per Period
   Commitments        Committed             Less than 1 year
----------------  -----------------  -------------------------------

Lines of Credit   $          18,950  $                        18,950

     The Registrant routinely enters into binding and non-binding purchase obligations in the ordinary course of business, primarily covering anticipated purchases of inventory and equipment. The terms of these commitments generally do not extend beyond six months. None of these obligations are individually significant. The Registrant does not expect that these commitments will materially adversely affect its liquidity in the foreseeable future.


CRITICAL ACCOUNTING POLICIES
----------------------------

     The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Registrant's significant accounting policies are described in Note 1 to its consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Registrant believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

Allowances  for  Doubtful  Accounts  Receivable
-----------------------------------------------

     The Registrant performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and a customer's current creditworthiness, as determined by its review of the customer's current credit information. The Registrant continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues that the Registrant has identified. While such credit losses have historically been within the Registrant's expectations and the allowances established, the Registrant cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Should the financial position of its customers deteriorate resulting in an impairment of their ability to pay amounts due, the Registrant's revised estimate of such losses may negatively impact its operating results in the future.

Sales  Returns  and  Allowances
-------------------------------

     In the ordinary course of business, the Registrant accepts returns of products sold for various reasons and grants sales allowances to customers. While the Registrant engages in extensive product quality control programs and processes, its level of sales returns is affected by, among other things, the quality of its manufacturing process. The Registrant maintains an allowance for sales returns and allowances based upon historical returns and allowances granted. While such returns and allowances have historically been within the Registrant's expectations, actual return and allowance rates in the future may differ from current estimates, which could negatively impact its operating results in the future.

Inventory  Valuation
--------------------

     The Registrant values inventory at the lower of aggregate cost (First-in, First-out) or market. When the cost of inventory is determined by management to be in excess of its market value, inventory is written down to its estimated net realizable value. This requires the Registrant to make estimates and assumptions about several factors (e.g., future sales quantities and selling prices, and percentage complete and failure rates for work in process) based upon historical experience and its projections for future periods. Changes in factors such as the level of order bookings, the product mix of order bookings and the Registrant's manufacturing processes could have a material impact on the Registrant's assessment of the net realizable value of inventory in the future.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


Valuation  of  Deferred  Tax  Assets
------------------------------------

     The Registrant regularly evaluates its ability to recover the reported amount of its deferred income taxes considering several factors, including its estimate of the likelihood of the Registrant generating sufficient taxable income in future years during the period over which temporary differences reverse. Presently, the Registrant believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on its history of and projections for taxable income in the future, and its intention to carry back net operating losses to generate refunds of income taxes previously paid. In the event that actual results differ from its estimates or the Registrant adjusts these estimates in future periods, the Registrant may need to establish a valuation allowance against a portion or all of its deferred tax assets, which could materially impact its financial position or results of operations in future periods.

Valuation  of  Long-lived  and  Intangible  Assets
--------------------------------------------------

     The Registrant assesses the recoverability of long-lived assets whenever the Registrant determines that events or changes in circumstances indicate that the carrying amount may not be recoverable. Its assessment is primarily based upon its estimate of future cash flows associated with these assets. The Registrant has not determined that there has been an indication of impairment of any of its assets. However, should its operating results deteriorate, or anticipated new product launches not occur or not attain the commercial acceptance that the Registrant anticipates, the Registrant may determine that some portion of its long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect its financial position or results of operations for that period.

IMPACT OF NEW ACCOUNTING STANDARDS:
-----------------------------------

     The Financial Accounting Standards Board recently issued Statement No. 141, "Business Combinations" ("SFAS No. 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 provides that all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Statement No. 142 provides that intangible assets with estimable useful lives are amortized to their estimated residual values over those estimated useful lives. Statement No. 142 also provides that intangible assets with indefinite useful lives are not to be amortized, but rather, tested for impairment at least annually in accordance with the provisions of the Statement. Although SFAS No. 142 will become effective for the Registrant on July 1, 2002, the Registrant does not presently have any goodwill or intangible assets that would be affected by this Statement.

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

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5.    Not  Applicable
                       ---------------


ITEM  6.               Exhibits  and  Reports  on  Form  8-K
                       -------------------------------------

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

10(p)      -   Second  Amended  and  Restated  Employment Agreement, dated as of
               December 31, 2001 between Judah Wolf and the Registrant. (17)

10(q)     -    Mortgage  Note  between  American  Technical  Ceramics Corp. and
               European American Bank, N.A., dated as of August 17, 2000. (13)

10(r)      -   Employment  Agreement,  dated  April  10,  2001,  between  the
               Registrant and David Ott. (15)

10(r)(i)   -   Amendment  to  Employment Agreement, dated as of January 1, 2001, between David Ott and the Registrant. (17)

10(s)      -   Loan  Agreement,  dated  May 8, 2001, between  the Registrant and
               European American Bank, N.A. (16)

21         -   Subsidiaries  of  the  Registrant.  (17)

---------------


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

17.  Filed  herewith.


(b)  REPORTS ON FORM 8-K
     -------------------

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



                        AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)


     DATE:  May 14, 2002                     BY:  /s/  VICTOR  INSETTA
                                                  -----------------------------
                                                       Victor Insetta
                                                  President and Director
                                                  (Principal Executive Officer)




     DATE:  May 14, 2002                     BY:  /s/  ANDREW  R.  PERZ
                                                  ------------------------------
                                                       Andrew R. Perz
                                                  Vice President, Controller
                                                  (Principal Accounting Officer)