Form 10-Q/A
period 2002-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2002-07-19
CIK 766430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

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

As of May 6, 2002, the Registrant had outstanding 8,065,118 shares of Common Stock, par value $.01 per share.