Form 10-K
period 2002-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2002-09-27
CIK 766430

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

      ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                                ______TO_______

                          COMMISSION FILE NUMBER 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                          11-2113382
  -----------------------------                           -------------------
  (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

   17 STEPAR PLACE, HUNTINGTON STATION, NY                       11746
  -----------------------------------------                     -------
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

                               YES    X       NO
                                   ------        ------

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION
STATEMENTS  INCORPORATED  BY  REFERENCE  IN  PART  III  OF THIS FORM 10-K OR ANY
AMENDMENT  TO  THIS  FORM  10-K.     [ X ]

     ON SEPTEMBER 10, 2002, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK (BASED UPON THE CLOSING SALES PRICE OF THE REGISTRANT'S COMMON STOCK ON THE AMERICAN STOCK EXCHANGE ON SUCH DATE) HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $12,041,589. (FOR PURPOSES OF THIS REPORT, ALL OFFICERS AND DIRECTORS HAVE BEEN CLASSIFIED AS AFFILIATES, WHICH CLASSIFICATION SHALL NOT BE CONSTRUED AS AN ADMISSION OF THE AFFILIATE STATUS OF ANY SUCH PERSON.)

     ON SEPTEMBER 10, 2002, THE REGISTRANT HAD OUTSTANDING 8,074,118 SHARES OF COMMON STOCK.

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON NOVEMBER 21, 2002 ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.


================================================================================

                                     PART I

ITEM  1.     BUSINESS

      GENERAL

     The Registrant was incorporated in New York in 1966 as Phase Industries, Inc., and changed its name to American Technical Ceramics Corp. in June 1984. The Registrant was merged into a Delaware corporation in 1985 in order to change its jurisdiction of incorporation. Unless the context indicates otherwise, references to the Registrant herein include American Technical Ceramics Corp., a Delaware corporation, and its subsidiaries, all of which are wholly-owned.

     The Registrant designs, develops, manufactures and markets RF/Microwave/Millimeter-Wave ceramic capacitors, thin film products, and other passive components. The Registrant's products are focused primarily in the high reliability market for ultra-high frequency ("UHF") and microwave applications, including wireless electronics, medical electronics, semiconductor equipment, satellite equipment and fiber optics. Capacitors function within electronic circuits by storing and discharging precise amounts of electrical power. The Registrant believes that it is a leading manufacturer of multilayer capacitors ("MLCs") for UHF and microwave applications. Selling prices for the Registrant's MLCs typically range from $.15 to $7.50 or higher, whereas selling prices for commodity-type MLC units typically range from $.005 to $.10. Thin film products are ceramic substrates on which circuit patterns are printed by means of thin film processes, and are used by customers as building blocks in electronic circuits. Management believes the Registrant operates in only one industry segment - the electronic components industry.

     Beginning in fiscal year ended June 30, 2001, and continuing into the fiscal year ended June 30, 2002, the electronic components industry experienced a significant slowdown in the demand for its products, principally in the telecommunications, semiconductor manufacturing and fiber optic markets. This slow-down resulted in the cancellation of certain existing orders and a substantially reduced rate of incoming orders. The Registrant responded to this situation by reducing costs, including through significant reductions in the number of employees. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS".

      PRODUCTS

     The Registrant's traditional line of MLCs are available in predominantly four physical sizes designated "A" (.055 inch cube), "B" (.110 inch cube), "C" (.250 inch cube) and "E" (.380 inch cube); in three types of dielectrics: low-loss porcelain (the 100 series), zero temperature coefficient (the 700 series) and high dielectric constant (the 200 series); and in a variety of capacitance values. The 100 series, the Registrant's basic product line, is widely used in microwave equipment. The 700 series has a slightly higher dissipation factor (i.e., is slightly less energy-efficient) than the 100 series. Because of its lower temperature coefficient, it is used in certain UHF/Microwave and lower frequency applications. The 200 series has high packaging density and is used in microcircuits where high capacitance value is needed in a small space. The Registrant's traditional line of MLC's is one of two product lines that accounts for more than 10% of the Registrant's consolidated revenue, accounting for approximately 70%, 59% and 67%, of the Registrant's revenues in fiscal years 2002, 2001 and 2000, respectively.

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

     Approximately 88%, 93% and 92% of the Registrant's sales in fiscal years 2002, 2001 and 2000, respectively, were to commercial (i.e., applications other than hi-rel) customers. For the fiscal years ended June 30, 2002, 2001 and 2000, the Registrant estimates that approximately 12%, 7% and 8% of the Registrant's sales, respectively, were sales of hi-rel products. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

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

     Recently, the Registrant began marketing new capacitor products targeted toward higher volume markets. The first of these new products is the 600S which is targeted toward the high-performance, lower-priced segment of the wireless industry. The 600S capacitor is smaller (.06" x .03" rectangle) and lower-priced (approximately two-thirds the price of the lowest-priced comparable part) than the Registrant's traditional MLC's, and uses a new ATC-developed ceramic formulation to optimize performance for cellular and PCS operating frequencies. Sales from this product line, which was formally launched on June 16, 2000, amounted to approximately 4% of the Registrant's revenues in fiscal year 2002 and 2001, and less than 1% in the fiscal year ended June 30, 2000.

     The Registrant also offers specialized capacitors designed to perform at frequencies higher than the useful range of typical microwave MLCs. The Registrant's Microcap(R), a single layer ceramic capacitor, was developed to meet certain applications where small size is critical and which operate at frequencies extending higher than those for which MLCs are typically chosen. Manufactured and sold in both hi-rel and commercial versions, these products are used in wideband wireless data communications, satellite communications, military systems and other microwave and millimeter-wave applications. Another product tailored to the same market, the 500S Broadband Microwave Capacitor
(BMC), was introduced in June 1998. This product is based on a patented construction designed to be compatible with customers' high-volume surface-mount assembly technologies. Sales of these two product types combined amounted to approximately 3%, 6% and 5% of the Registrant's revenues in the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     The Registrant has diversified its product line in recent years through the development of custom product capability based on thin film technologies. The Registrant produces metallized circuits and passive components on high-quality ceramic substrates to customers' drawings and specifications. Thin film layers deposited on the ceramic substrate may consist of a variety of materials with specific conductive, resistive, capacitive, and other properties enabling the build-up of the desired circuit pattern. As with a typical circuit board, the customer may then attach discrete components and chips to complete the circuit. Thin film products are used by the Registrant's customers in a broad range of applications, including microwave components, fiber optic repeaters and high-density packaging of devices, typically where requirements for high reliability, small size and dimensional precision are paramount. In the fiscal years ended June 30, 2002, 2001 and 2000, thin film sales represented approximately 17%, 24% and 24% of the Registrant's revenues, respectively.

     In June 2000, the Registrant introduced a line of high power, passive resistive products. In fiscal year 2002, the Registrant added thin film resistor manufacturing capability to its resistive products line. Typically, thin film resistors offer a higher degree of reliability and are better able to handle power than their thick film counterparts. The Registrant's products, including standard resistors, terminations, attenuators and other customized products, consist of resistive and conductive layers deposited on a substrate of aluminum nitride, a base material chosen for its high thermal conductivity and its non-toxic properties. High power resistive products are used in many of the same types of equipment as the Registrant's capacitor products. Other applications for these products, which reflect an expansion of the Registrant's customer base, include RF and microwave products, including power amplifiers, up and down converters, and high power combiner/dividers. The markets for these products include the wireless and telecommunication markets, including base station and satellite communications, and a broad range of medical, military and other commercial applications. Resistive product sales represented less than 1% of the Registrant's revenues in fiscal years 2002, 2001 and 2000.

     In fiscal year 2002, the Registrant offered on a limited basis certain products based upon a new high-density electronic packaging technology for radio frequency (RF) and microwave frequency broadband applications. This technology, commonly referred to as Low Temperature Co-fired Ceramic (LTCC), is based on high performance dielectric ceramic materials, some manufactured by the Registrant and others purchased from leading electronic materials manufacturers. Traditional RF and microwave circuits have been limited in size and performance by the use of only two dimensions to incorporate all RF elements and passive components, such as inductors, capacitors and resistors. LTCC technology enables the user to design circuits in the third dimension with the integration of the RF elements and passive components in the body of the electronic circuit. LTCC technology also provides the ability to design circuits with integrated RF components such as couplers, power dividers/combiners, filters and impedance transformers, and passive devices. In the fiscal year ended June 30, 2002, LTCC sales accounted for less than 1% of the Registrant's revenues. See "Item 1. BUSINESS -- MANUFACTURING and -- RESEARCH AND DEVELOPMENT."

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

     During fiscal year 2000, the Registrant completed capacity expansion projects which increased chip unit throughput approximately threefold. Additional capacity expansion projects completed prior to the third quarter of fiscal year 2001 increased chip volume production capability by another 50% over production levels possible at the end of fiscal year 2000. In addition, in August of fiscal year 2001, the Registrant purchased another building next to its existing facilities in New York which will add a minimum of 22,000 additional square feet of production space to the New York facility complex when such space is required to support capacity expansion.

     The Registrant also manufactures capacitors at its facility in Jacksonville, Florida. During fiscal years 2002 and 2001, the Registrant manufactured the 500S and 600S series capacitors at its Jacksonville facility. The Jacksonville facility is also the site of manufacture for the Registrant's thin film, Microcap(R) SLC, resistor and LTCC (Low Temperature Co-fired Ceramics) product lines, and serves as the Registrant's new product technology center. During fiscal year 2002, the Registrant brought on line 38,000 square feet of additional manufacturing space. The expansion included a 22,000 square foot facility for thin film and 16,000 square feet for other purposes, including commercial manufacture of the Registrant's new resistive product line.

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

     Microcap(R) SLCs, resistive products, LTCC, and BMCs all utilize various combinations of the production methods described in the preceding discussions. The manufacture of each of these product lines involves dedicated equipment in addition to sharing equipment used in connection with the manufacture of the product lines previously discussed. During fiscal year 2001, the Registrant expanded its production capabilities for the Microcap(R) SLCs and established an initial production line for resistive products.

     In order to realize the potential of its expanding and diversifying product lines and to more fully integrate all facets of its operations, the Registrant is in the process of replacing its existing information system with a modern Enterprise Resource Planning System. Utilizing modern, commercially available information technology, the new system is intended to provide improved functionality and efficiency for better planning, control and responsiveness. During fiscal year 2002, the Registrant implemented the first phase of this system, and is currently planning the implementation of the second phase.

     The Registrant utilizes a wide variety of specialized equipment for the fabrication, handling and testing of its products, including equipment that it has designed and constructed. The Registrant considers its capability to create its own unique equipment solutions tailored to the particular needs of its product lines and technologies to be a competitive advantage.

     Before full market introduction of a new product, the Registrant generally establishes a production line for the product and manufactures substantial quantities to evaluate and verify its ability to consistently meet quality and performance standards. Such efforts involve the dedication of equipment, materials and labor, and, to the extent that these efforts do not result in saleable product, all costs are expensed. During fiscal years 2001 and 2002, the Registrant's resistive product line was in this phase of development. During fiscal year 2002, the Registrant's LTCC product line was in this phase. In light of current economic conditions and the complexity of the technology upon which the LTCC product line is based, the Registrant has scaled back it efforts with respect to the development of this product line. See "Item 1. BUSINESS -- RESEARCH AND DEVELOPMENT."

     In fiscal year 2001, the Registrant completed the qualification of the 600S product line, and established a complete inventory staged for 24 hour delivery. In addition, the Registrant added to its resistor product line a thin film manufacturing method to better produce high power resistors. The Registrant also extended its offering of resistor products to include terminations and attenuators, products which complement the Registrant's overall product offering.

     To complement its own manufacturing efforts and to provide a wide variety of product offerings to its customers, the Registrant has from time to time entered into arrangements with other manufacturers to produce certain products to the Registrant's specifications. These products accounted for approximately 5% of the Registrant's consolidated revenues in fiscal years 2002 and 2001, respectively, and 2% of its consolidated revenues in fiscal year 2000.

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

     During fiscal year 2002, the Registrant's manufacturing facilities were operated under ISO-9002 registration.

      CUSTOMERS AND MARKETING

     The Registrant markets its products primarily to customers in the wireless base-station infrastructure, fiber optic telecommunications, military, medical, semiconductor manufacturing and aerospace industries. The customers included within these industries are manufacturers of microwave, high frequency and fiber optic systems, subsystems and equipment, including original equipment manufacturers (OEMs) and suppliers thereto, and government contractors and subcontractors. Most of the Registrant's products are used in the manufacture of capital equipment.

     The Registrant promotes its products through specialized trade shows, industry trade journal advertisements, a site on the Internet's World Wide Web and catalog direct mail programs. In fiscal year 2000, the Registrant started taking orders, on a limited basis, via its web site.

     The Registrant shipped to over 1,800 customers in fiscal year 2002 as compared to approximately 1,900 and 1,800 customers in fiscal years 2001 and 2000, respectively. The top ten customers combined accounted for approximately 29% of net sales in fiscal years 2002, 2001, and 35% of net sales in fiscal year 2000. Sales to General Electric Company, a major medical electronics OEM, accounted for approximately 10% of the Registrant's net sales in fiscal year 2002. No customer accounted for more than 10% of the Registrant's net sales in fiscal year 2001. Sales to Tyco International LTD., a major telecommunications OEM, accounted for approximately 15% of the Registrant's net sales in fiscal year 2000.

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

     The Registrant typically sells its products through a combination of logistics arrangements and a large number of individual purchase orders. The individual purchase orders are often subject to pricing agreements. Neither pricing agreements nor logistics arrangements are firm purchase orders, but each still requires that the Registrant commit to produce semi-finished or finished goods inventory in anticipation of receiving a purchase order for immediate shipment. The supply shortage for electronic components that had begun during fiscal year 2000 continued into the first half of fiscal year 2001. The shortage, which was exacerbated by historically high capital expenditure spending as a percentage of revenue by telecommunications service providers, caused customers to alter their buying behaviors in an attempt to ensure a source of supply. As the shortage eased in the second half of fiscal year 2001, customers began to utilize their inventories of parts resulting in a decline in orders. In fiscal year 2002, customers reverted to their preferred method of ordering under very short lead times using pricing agreements and logistics arrangements. See "Item 1. BUSINESS -- SALES BACKLOG" and "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

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

     In the United States, the Registrant principally sells its products through independent sales representatives who are compensated on a commission basis. In foreign countries, the Registrant historically has utilized both resellers, who purchase products from the Registrant for resale, and sales representatives. In fiscal year 2000, the Registrant established a wholly-owned subsidiary in Stockholm, Sweden. During fiscal year 2002, the Registrant elected to dissolve its subsidiary in the United Kingdom and expanded the scope of the Swedish subsidiary's activities to serving most of the Registrant's customers in Europe, thereby reducing the Registrant's reliance on resellers and sales representatives in this area. The Registrant continues to rely primarily on local, independently-owned resellers and independent sales representatives in all other foreign markets.

     During fiscal year 2002, the Registrant established a wholly-owned subsidiary in the United States which will in turn establish a representative's office in the People's Republic of China. This representative's office is intended to service the growing market in China.

     At June 30, 2002, the Registrant utilized approximately 16 sales representative organizations in the United States and approximately 16 sales representative and reseller organizations in foreign countries, principally Europe, Canada and the Far East. The Registrant's sales representatives and resellers generally have substantial engineering expertise, which enables them to assist the Registrant in providing a high level of service to assist customers in generating product specifications and in providing applications assistance and maintaining contact with key customers. The Registrant employs regional sales managers to supervise its sales representatives and resellers and a staff of sales and applications specialists to provide direct contact with and support to customers. See "Item 1. BUSINESS -- FOREIGN SALES" and Note 9. of Notes to Consolidated Financial Statements.

      FOREIGN SALES

     In fiscal years 2002, 2001 and 2000, sales to customers located outside the United States constituted 35%, 28% and 26% of net sales, respectively. The Registrant's foreign customers are located primarily in Europe, Canada and the Far East. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING" and Note 9. of Notes to Consolidated Financial Statements. Export sales were made through the Registrant's foreign sales corporation subsidiary until January 2002, at which time the subsidiary was liquidated. All foreign sales, except sales by the Registrant's wholly-owned subsidiary in Stockholm, Sweden (and, until its dissolution in fiscal year 2002, its subsidiary in Sussex, England), are denominated in United States dollars. In certain circumstances, the Registrant attempts to reduce the risk of doing business in foreign countries through the use of prepayment and by working closely with its foreign representatives and distributors in assessing business environments.

      SALES BACKLOG

     The  Registrant's sales backlog was $9,310,000, $16,153,000 and $26,130,000 at June 30, 2002, 2001 and 2000, respectively. Backlog generally consists of a combination of the Registrant's standard products and custom manufactured parts that require a longer lead time to produce. Historically, the long-term trend in customer requirements for the Registrant's standard products was toward shorter lead times. However, during fiscal year 2000 and the first half of fiscal year 2001, a supply shortage in the electronics component marketplace caused customers to change their typical buying behavior to ensure an adequate source of supply. This buying pattern changed abruptly in the latter half of fiscal year 2001, primarily as a result of the slowdown in the wireless infrastructure, fiber optic and semiconductor manufacturing equipment sectors. The Registrant experienced order cancellations and decreased bookings from its customers in these industries as they attempted to rationalize their inventory levels to the demand for their products. In fiscal year 2002, customers returned to historical patterns of ordering with shorter lead times, and this trend is expected to continue for the foreseeable future. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING".

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

     The Registrant often pursues programs with individual customers whom it considers to be leaders in their respective industries to develop special products to meet their specific requirements. The Registrant typically conducts such programs when it believes such products have potential applications reaching well beyond the initial customer's requirements. The Registrant's expansion of the 600S product line arose from one such program conducted in past years.

     In light of the downturn in the economy, during fiscal year 2002, the Registrant focused its research and development efforts on enhancements and extensions to its core product lines. For example, the Registrant continued its efforts on developing enhancements to its line of specialty higher frequency capacitors. The Registrant also continued development activities on its new resistive product line by adding thin film resistor manufacturing capability to its resistive products line. Typically thin film resistors offer a higher degree of reliability and are better able to handle power than their thick film counterparts. The thin film capability also allows for the development of finer line width and resolution, which is used in the manufacture of higher frequency termination and attenuators. See "Item 1. BUSINESS -- PRODUCTS".

     The Registrant also continued the development of the technology underlying its LTCC initiative, albeit at a slower pace. While the Registrant continues to believe in the long-term prospects for this technology, LTCC is an extremely complicated project that will require the development and refinement of new processes before products using this technology can be commercialized.

     Expenditures for research and development were approximately $3,652,000, $4,180,000 and $2,770,000 in fiscal years 2002, 2001 and 2000, respectively, representing approximately 7%, 5% and 4% of net sales, respectively. The Registrant anticipates that research and development expenditures in fiscal year 2003, expressed as a percentage of net sales, will decrease somewhat compared to fiscal year 2002.

      RAW MATERIALS

     The principal raw materials used by the Registrant include silver, palladium, gold, other precious metals and titanate, and other powders that are used in ceramic manufacture. Precious metals are available from many sources, although palladium is generally available only from a limited number of metal dealers who obtain their product requirements from the Republic of South Africa or the Russian Federation. The major consumers of palladium are the automotive and electronics industries.

     In fiscal year 2002, in an effort to align its inventory of palladium with current and anticipated demand, the Registrant sold a substantial portion of its palladium inventory to one of its vendors in an arms-length transaction for approximately $3.3 million. The Registrant believes that it maintains adequate inventories of palladium and believes it will be able to purchase additional quantities of palladium in the ordinary course of business. In addition, the Registrant's newer products are being designed to minimize or eliminate the usage of palladium. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"

      COMPETITION

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

      EMPLOYEES

     At June 30, 2002, the Registrant employed 309 persons at its facilities in New York, of which five were employed on a part-time basis; 161 persons at its facilities in Florida, of which three were employed on a part-time basis; and nine persons in sales offices in Europe. Of the 479 persons employed by the Registrant, 386 were involved in manufacturing and testing activities and as support personnel, 69 were involved in selling, general and administrative activities, and 24 were involved in research and development activities. None of the Registrant's employees are covered by collective bargaining agreements. The Registrant considers its relations with its employees to be satisfactory.

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

     The Registrant's products are used in the production of a variety of highly complex electronic products manufactured for the military and for commercial use. Accordingly, demand for the Registrant's products is highly dependent upon demand for the products in which they are used. From time to time, including the present, the Registrant's results have been negatively impacted by a general decrease in demand for technology and electronic products in the United States and abroad. There can be no assurance that the demand for such products will increase or that, even if it does increase, the demand for the Registrant's products will increase. In addition, there can be no assurance that the Registrant will not receive order cancellations after orders are booked into backlog.

     The Registrant produces and ships product based upon orders received from its customers. If these orders are cancelled prior to shipment it could affect the Registrant's profitability. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING."

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

     During the Registrant's fiscal year ended June 30, 2002, the Registrant's ten largest customers accounted for approximately 29% of net sales. The Registrant expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Registrant's profitability. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING."

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

     The Registrant's business may be adversely affected by difficulties in obtaining raw materials and other items needed for the production of its products, the effects of quality deviations in raw materials and fluctuations in prices of such materials. Palladium, a precious metal used in the production of the Registrant's capacitors, is currently available from a limited number of metal dealers who obtain product from the Republic of South Africa or the Russian Federation. Recently, the Registrant reduced the level of its inventories of palladium on hand. See "Item 1. BUSINESS -- RAW MATERIALS" and "Item 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". Accordingly, a prolonged cessation or reduction of exports of palladium by the Republic of South Africa or the Russian Federation, or a significant increase in the price of palladium, could have a material adverse effect on the Registrant's business.

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


ADDRESS OF FACILITY           PRIMARY FUNCTION                  SQUARE FOOTAGE OCCUPIED  TYPE OF OCCUPANCY
----------------------------  --------------------------------  -----------------------  ----------------------

10 Stepar Place
Huntington Station, New York  Production                                   10,900        Owned

11 - 13 Stepar Place
Huntington Station, New York  Future production use                        22,000        Owned

15 Stepar Place               Production
Huntington Station, New York                                               35,000        Leased from Principal
                                                                                         Stockholder (1)
One Norden Lane
Huntington Station, New York  Production                                    8,400        Owned

17 Stepar Place
Huntington Station, New York  Corporate, sales, administration             18,000        Owned

2201 Corporate Square Blvd.   Production, research
Jacksonville, Florida         and development                              99,700        Leased from Principal
                                                                                         Stockholder (1)

8810 Corporate Square Court
Jacksonville, Florida         Production                                    7,500        Leased

Ellipsvaegen 5
SE-141 75                     Sales and
Kugens Kurva, Sweden          distribution office                           2,400        Leased

Leihen Mansion 2307
No. 40 Fuming Road,
Futian Dist. Shenzhen         Sales office                                    863        Leased

(1) See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Notes 4. and 7. of Notes to Consolidated Financial Statements.

     In fiscal year 2001, the Registrant purchased a 22,000 square foot facility adjacent to its existing New York facilities. This new facility is currently idle, but is expected to be used for future production capacity.

     In fiscal year 2002, the Registrant added approximately 38,000 square feet to its Jacksonville facilities for various purposes, including expansion of its thin film capacity and to accommodate commercial manufacture of its new resistive product line. See "Item 1. BUSINESS -- MANUFACTURING".

ITEM 3.     LEGAL PROCEEDINGS

     The  Registrant is not currently a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.


      EXECUTIVE OFFICERS

     The  executive  officers  of  the  Registrant  are  as  follows:

     Victor Insetta, age 62, co-founded the Registrant in 1966 and has served as President and Chief Executive Officer and a director of the Registrant since its organization.

     Richard Monsorno, age 50, has been employed by the Registrant in various capacities since 1983. In August 1996, he was appointed Senior Vice President - Technology.

     Kathleen M. Kelly, age 48, has been employed by the Registrant in various capacities since 1974. She has served as Vice President - Administration and as corporate Secretary since November 1989.

     David  P. Ott, age 60, joined the Registrant in June 1999 as Vice President
- New York Manufacturing, and in December 2000, was appointed Senior Vice President, New York Manufacturing. From 1997 until his employment by the Registrant, he served as Chief Operating Officer of Great Lakes Industries, LLC, a manufacturer of metal and ceramic materials. In 1997, prior to joining Great Lakes, he was a Senior Management Consultant for Murak and Associates, LLC, an executive consulting firm.

     Judah Wolf, age 56, has been managing the Registrant's thin film operations in Jacksonville, Florida since 1993. In 1999, he was appointed Vice President - Thin Film Operations. In August 2001, he was appointed Senior Vice President,
Thin  Film  Products.

     Stephen Beyel, age 38, joined the Registrant as a RF Engineer in 1988. Since 1991, he has held various managerial positions within the Registrant's Sales Department. He was appointed Vice President, Sales in November 2000.

     Andrew R. Perz, age 43, has been with the Registrant as Controller since 1998, and was appointed Vice President, Controller in November 2000. Prior to his employment by the Registrant, he held a financial management position at Lumex Inc. from July 1989 to January 1998.

     Harrison Tarver, age 56, has been employed by the Registrant in various capacities since 1973, principally in positions relating to quality assurance. He was appointed Vice President, Quality Assurance in December 2000.

     The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the Registrant.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      MARKET INFORMATION

     The Registrant's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "AMK". The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended June 30, 2002 and June 30, 2001.

                                   FISCAL 2002          FISCAL 2001
                                 ---------------      ---------------
             Quarter Ended:       High     Low         High     Low
             --------------      ------  -------      ------  -------
             September           $10.85  $  7.50      $35.88  $ 11.50
             December             10.85     8.00       18.60     8.40
             March                11.50     7.60       18.50     8.70
             June                  8.90     5.00       13.40     6.65

      NUMBER OF STOCKHOLDERS

     As of September 10, 2002, there were approximately 313 holders of record of the Registrant's common stock. The Registrant believes numerous shares are held of record by brokerage and other institutional firms for their customers.

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

     In June 2001 and again in July 2002, pursuant to the terms of employment agreements between the Registrant and three key employees, the Registrant issued 1,000 shares of common stock, in each month, to each of such employees.

     In June 2001, the Registrant awarded 1,000 shares of common stock to each of its five non-employee directors and 1,000 shares of common stock to each of six officers as stock bonuses. The shares were issued in July 2001.

     In June 2002, pursuant to the terms of employment agreement between the Registrant and a key employee, the Registrant issued 2,000 shares of common stock to such employee.

     In June 2002, the Registrant awarded 1,000 shares of common stock to each of seven officers as stock bonuses.

     None of the shares listed above were registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereunder or because they were issued in a transaction that did not constitute a sale requiring registration under the Securities Act of 1933.

ITEM 6.     SELECTED FINANCIAL DATA

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 14. of this report. The Consolidated Financial Statements include the operations of the Registrant and its wholly-owned subsidiaries, American Technical Ceramics (Florida), Inc., American Technical Ceramics Europe AB, Phase Components Ltd. and American Technical Ceramics China Ltd.


                                                       FISCAL YEARS ENDED JUNE 30,
                                                       ---------------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                --------------------------------------------

                                                  2002     2001     2000     1999     1998
                                                --------  -------  -------  -------  -------
INCOME STATEMENT DATA:
Net sales (1). . . . . . . . . . . . . . . . .  $49,585   $84,585  $66,692  $37,688  $40,516
                                                --------  -------  -------  -------  -------
Gross profit (1) . . . . . . . . . . . . . . .  $ 9,528   $36,350  $29,946  $13,838  $16,941
                                                --------  -------  -------  -------  -------
(Loss)/income from operations. . . . . . . . .  $(6,529)  $16,167  $14,065  $ 3,136  $ 6,499
                                                --------  -------  -------  -------  -------
Net (loss)/income. . . . . . . . . . . . . . .  $(4,243)  $10,332  $ 9,071  $ 2,129  $ 4,202
                                                --------  -------  -------  -------  -------
Basic net (loss)/income per common share . . .  $ (0.53)  $  1.30  $  1.18  $  0.28  $  0.54
                                                --------  -------  -------  -------  -------
Diluted net (loss)/income per common share . .  $ (0.53)  $  1.24  $  1.11  $  0.28  $  0.52
                                                --------  -------  -------  -------  -------
Cash dividends paid per common share . . . . .  $     -   $     -  $     -  $     -  $     -
                                                --------  -------  -------  -------  -------

BALANCE SHEET DATA:
Property, plant and equipment, . . . . . . . .  $29,740   $32,089  $22,902  $18,791  $17,703
                                                --------  -------  -------  -------  -------
Total assets . . . . . . . . . . . . . . . . .  $66,574   $76,576  $59,787  $43,622  $42,329
                                                --------  -------  -------  -------  -------
Long-term debt, less current portion . . . . .  $ 2,368   $ 7,211  $ 3,486  $ 3,691  $ 3,338
                                                --------  -------  -------  -------  -------
Working capital. . . . . . . . . . . . . . . .  $28,375   $33,662  $27,087  $19,160  $18,119
                                                --------  -------  -------  -------  -------

(1) Amounts for periods prior to fiscal year 2001 have been restated to reflect the adoption of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"), effective July 1, 2000.

(2) Per share data was revised to reflect the 2-for-1 stock split of the Registrant's common stock effected in the form of a 100 percent stock dividend effective April 24, 2000.

QUARTERLY FINANCIAL DATA:
(unaudited)     (In thousands, except per share amounts)

                                                            BASIC           DILUTED
                                                          NET (LOSS)       NET (LOSS)
                                           NET INCOME       /INCOME         /INCOME
QUARTER ENDED  NET SALES   GROSS PROFIT     /(LOSS)     PER SHARE  (1)   PER SHARE (1)
-------------  ----------  -------------  ------------  ---------------  --------------

Fiscal 2002
-------------
September      $   13,905  $       4,361  $       298   $         0.04   $        0.04
December           11,582          2,336       (1,038)           (0.13)          (0.13)
March              11,956          2,544       (1,057)           (0.13)          (0.13)
June               12,142            287       (2,446)           (0.30)          (0.30)
               ----------  -------------  ------------  ---------------  --------------
    Total      $   49,585  $       9,528  $    (4,243)  $        (0.53)  $       (0.53)
               ----------  -------------  ------------  ---------------  --------------

Fiscal 2001
-------------
September      $   20,897  $       9,139  $     2,595   $         0.33   $        0.31
December           21,326          8,858        2,445             0.31            0.30
March              23,359          9,974        2,959             0.37            0.35
June               19,003          8,379        2,333             0.29            0.28
               ----------  -------------  ------------  ---------------  --------------
    Total      $   84,585  $      36,350  $    10,332   $         1.30   $        1.24
               ----------  -------------  ------------  ---------------  --------------

(1) Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum does not equal the total year earnings per share amounts for basic and diluted earnings per share in fiscal year 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 14. of this Report. Net sales for fiscal year 2000 has been restated to reflect the adoption of EITF 00-10 as discussed in Item 6. See also "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS" in Part I of this Report.

     The Registrant's financial results have varied widely over the past three fiscal years. Fiscal year 2000 began with a rapid increase in revenues, primarily as a result of the explosive growth in markets that the Registrant serves, such as the wireless infrastructure and fiber optics markets. The Registrant undertook a rapid and substantial capacity expansion program in an attempt to keep up with market demand. As customers in these markets purchased more and more product from the electronic components industry, strong demand from other market sectors followed as customers in these sectors reacted in order to reserve capacity for their needs. This continued through the first half of fiscal year 2001.

     In the second half of fiscal year 2001, demand from the wireless infrastructure and fiber optics markets plummeted. The Registrant and its competitors experienced not only a decline in order intake, but also a significant increase in order cancellations. As capacity became available, customers in other industries no longer needed to place orders months into the future, and drastically cut back their orders, setting off a massive inventory correction across virtually all of the industries the Registrant serves. By the end of fiscal year 2001, the Registrant began cost control measures to compensate for the resultant downturn.

     During the second half of fiscal year 2001, the Registrant was able to maintain a relatively high level of sales due to a strong backlog of orders. However, its book-to-bill ratio (the ratio of net order bookings divided by net sales) was below 1.0 and, as a result, over time, the backlog declined.

     The industry's inventory correction continued through fiscal year 2002. Price competition increased as all companies in the electronics components industry had increased capacity in a now much smaller market. As a result, the Registrant took further steps to control costs during fiscal year 2002.

          RESULTS OF OPERATIONS

      FISCAL YEAR 2002 COMPARED WITH FISCAL YEAR 2001

     Net sales for the fiscal year ended June 30, 2002 were $49,585,000, a decrease of 41% from the $84,585,000 recorded in the fiscal year ended June 30, 2001. Domestic sales decreased by 47% to $32,459,000 in fiscal year 2002 from $60,964,000 in fiscal year 2001. International sales decreased by 27% to $17,126,000 in fiscal year 2002 from $23,621,000 in fiscal year 2001. The decrease in total net sales resulted primarily from a decrease in demand for the Registrant's products in both foreign and domestic markets across virtually all product lines.

     Following the dramatic decrease in orders in the second half of fiscal year 2001, orders remained low throughout fiscal year 2002. Although the rate of cancellations has returned to historical levels, the Registrant has not experienced any significant increase in order levels. Total bookings in fiscal year 2002 were $42,976,000, compared to $76,286,000 in fiscal year 2001, representing a decline of approximately 44%. Orders from customers in the wireless infrastructure, fiber optic and semiconductor manufacturing equipment markets remain significantly below the levels obtained in the first half of fiscal year 2001. These customers are heavily dependent on activity in the telecommunications industry which remains depressed. Accordingly, it is unclear when orders may be expected to increase.

     The Registrant has responded to the decrease in business levels by instituting a series of cost reduction initiatives. During fiscal year 2002, the Registrant implemented a series of workforce reductions, scaled back its research and development efforts and significantly reduced capital spending. In addition, in the fourth quarter of fiscal year 2002, the Registrant sold a large portion of its palladium raw material inventory (a precious metal used in the manufacture of certain core products) that it deemed to be excess based on anticipated business levels for $3.3 million. The Registrant recognized a loss of $1,360,000 (after tax), or $.17 per share, during the fourth quarter of fiscal year 2002 as a result of this transaction.

     The Registrant expects sales to continue at lower levels in future quarters until bookings increase. The Registrant currently expects that bookings will gradually increase over the next few quarters, but will remain at significantly lower levels in fiscal year 2003 compared to the peak levels in the first half of fiscal year 2001. The increases are anticipated to be in part from an increase in orders for existing products, and in part due to sales of new product offerings which the Registrant expects to introduce in the coming quarters.

     Gross margins were 19% of net sales in fiscal year 2002, compared to 43% in fiscal year 2001. The decrease in gross margins was primarily attributable to lower sales in relation to fixed costs, the loss on the sale of palladium, inventory write-downs to net realizable value as a result of excess quantities, customer requirements and other causes, and a reduction of benefits from reclaiming activity, offset partially by the net effect of the workforce reductions and other cost controls discussed above.

     Operating expenses totaled $16,057,000, or 32% of net sales, in fiscal year 2002, compared to $20,183,000, or 24% of net sales, in fiscal year 2001. The decrease in operating expenses from the prior fiscal year was attributable to decreased staff as a result of the cost reduction measures discussed above, lower commissions related to the lower sales volume, lower bonus accruals due to decreased profitability, and decreased research and development spending, partially offset by severance costs and other restructuring costs of approximately $406,000. As a percentage of sales, operating expenses increased due to the lower level of sales and the fixed nature of certain expenses.

     Net interest expense was $305,000 in fiscal year 2002, compared to net interest expense of $226,000 in fiscal year 2001. The increase in net interest expense was attributable to decreased interest income due to lower prevailing interest rates, offset partially by an increase in cash available for investing and lower interest expense on loans.

     The effective income tax rate for fiscal year 2002 was 37.1%, as compared to 35.0% for fiscal year 2001. The increase in the effective income tax rate was due to operating losses and the impact of certain credits.

     As a result of the foregoing, the Registrant reported a net loss of $4,243,000, or ($.53) per common share (($.53) per common share assuming dilution), for fiscal year 2002, compared to net income of $10,332,000, or $1.30 per common share ($1.24 per common share assuming dilution), for fiscal year 2001.

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

     During the first half of the fiscal year ended June 30, 2001, many of the Registrant's customers changed their ordering patterns to protect themselves against potential supply shortages. These customers reverted back to prior practices of placing long-term orders to lock in supplier commitments (in recent years, customer ordering patterns have trended toward smaller volume orders with shorter lead times). This trend changed abruptly in the latter half of the fiscal year, primarily as a result of the slowdown in the wireless infrastructure, fiber optic and semiconductor manufacturing equipment sectors. The Registrant experienced order cancellations and decreased bookings from its customers in these industries as they attempted to rationalize their inventory levels to the demand for their products.

     Gross margins were 43% of net sales in fiscal year 2001, compared to 45% in fiscal year 2000. The decrease in gross margins was primarily attributable to higher costs for palladium, costs associated with initial production of several new product initiatives and inventory write-downs to net realizable value as a result of the economic slowdown during the second half of fiscal year 2001, and to a lesser extent, certain non-recurring charges primarily related to the retirement of certain equipment.

     Operating expenses totaled $20,183,000, or 24% of net sales, in fiscal year 2001, compared to $15,881,000, or 24% of net sales, in fiscal year 2000. The increase in operating expenses from the prior fiscal year was primarily attributable to increased staff to support the higher volume of transactions, higher commissions related to the higher sales volume, and increased research and development spending for the development of new products.

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

     The effective income tax rate for both fiscal year 2001 and fiscal year 2000 was 35.0%.

     As a result of the foregoing, the Registrant reported net income of $10,332,000, or $1.30 per common share ($1.24 per common share assuming dilution), for fiscal year 2001, compared to net income of $9,071,000, or $1.18 per common share ($1.11 per common share assuming dilution), for fiscal year 2000.

      LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's financial position at June 30, 2002 remains strong as evidenced by working capital of $28,375,000, compared to working capital of $33,662,000 at June 30, 2001. The Registrant's current ratio at June 30, 2002 was 4.4:1, compared to 4.2:1 at June 30, 2001. The Registrant's quick ratio at June 30, 2002 increased to 2.0:1, compared to 1.6:1 at June 30, 2001.

     Cash and investments increased to $10,154,000 at June 30, 2002, compared to $5,179,000 at June 30, 2001. The increase in cash and investments was primarily the result of the sale of excess palladium described above, lower capital expenditures and collections of accounts receivable. Accounts receivable decreased by $5,202,000 to $6,328,000 at June 30, 2002, compared to $11,530,000 at June 30, 2001. The decrease in accounts receivable was attributable to lower sales volume throughout fiscal year 2002. Inventories decreased by $9,151,000 to $15,417,000 at June 30, 2002, compared to $24,568,000 at June 30, 2001. The decrease is primarily the result of the sale of excess palladium, planned reductions commensurate with lower business levels and the writedown of certain inventory to net realizable value. The Registrant continues to maintain high finished goods inventory levels to keep customer lead times to a minimum and maintain good customer service. Other current assets increased by $1,275,000 primarily due to increased income tax receivables as a result of losses incurred in fiscal 2002.

     Current portion of long-term debt increased $3,399,000 to $4,276,000, at June 30, 2002 compared to $877,000 at June 30, 2001. The increase in the current portion of long-term debt is due to bank debt becoming due as the result of covenant violations as discussed below. Accounts payable decreased by $877,000 to $878,000 at June 30, 2002, compared to $1,755,000 at June 30, 2001. The decrease in accounts payable was the result of reduced spending for capital expenditures and raw material due to the economic slowdown. Accrued expenses decreased by $3,017,000 to $3,218,000 at June 30, 2002, compared to $6,235,000 at June 30, 2001. The decrease in accrued expenses was due to lower commissions and bonuses payable due to declining sales and income. The Registrant has an income tax receivable of $1,795,000 at June 30, 2002, compared to a payable of $1,759,000 at June 30, 2001, due to losses incurred in fiscal year 2002.

     The Registrant leases its facility in Jacksonville, Florida from a partnership controlled by the Registrant's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of September 2002, primarily to reflect certain additions to the facility and market value adjustments as required by the terms of the lease based upon independent appraisals. See "Item 2. PROPERTIES". Effective September 1, 2002, the Registrant is obligated to pay approximately $720,000 per annum under this lease, an increase from $461,000 per annum during fiscal year 2002. The payments due over the remaining nine years of this capital lease, including the portion related to interest, total approximately $6,480,000. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Note 4. of Notes to Consolidated Financial Statements.

     At June 30, 2002, the Registrant had available two credit facilities with Bank of America, N.A. ("Bank of America"): a $4,000,000 revolving line of credit against which no borrowings were incurred, and an $8,500,000 equipment line of credit against which the Registrant had borrowings of $4,047,000 outstanding. Both lines bore interest at 1 % above the one month LIBOR rate or approximately 3.3% at June 30, 2002. The outstanding principal balance of the equipment line rolled over periodically into a self-amortizing term note of not less than four nor more than seven years.

     Each of these credit facilities was subject to certain financial covenants, including maintenance of asset and liability percentage ratios. One such covenant required the Registrant to maintain a certain level of annualized earnings before interest, taxes, depreciation and amortization (EBITDA) to current debt plus annual interest payments. As of June 30, 2002, due to the losses incurred by the Registrant during fiscal year 2002, the Registrant was not in compliance with this covenant. The Registrant held discussions with Bank of America concerning possible amendments to the terms of these facilities which proved to be unsuccessful. Accordingly, in July 2002, the Registrant repaid the outstanding balance of the equipment facility and terminated both of these facilities.

     In May 2001, the Registrant entered into an uncommitted credit facility with European American Bank ("EAB"), which was succeeded by Citibank, N.A. ("Citibank"). The facility contemplated a $5,000,000 equipment line of credit and a $2,000,000 unsecured term loan line. Both lines bore interest at the Registrant's option at either the Citibank prime rate or 1 % above the Reserve Adjusted LIBOR (as defined), were subject to certain financial covenants and required approval from Citibank prior to any borrowing. Any outstanding balance six months after the term loan line was made available and at expiration of the line was to automatically convert into fully amortizing term loans with a maturity of five years bearing interest at the same rate as the equipment loan. This facility was scheduled to expire in January 2002 but was extended month-to-month until May 2002, at which time it was not renewed. The Registrant had not incurred any borrowings under this facility.

     In August 2000, the Registrant secured a $795,000 mortgage loan form EAB in connection with its purchase of the facility at 11-13 Stepar Place, Huntington Station, New York. Citibank succeeded to this loan as successor to EAB. The loan was to be repaid in 120 equal monthly installments over 10 years and bore interest at 1 % above the six month LIBOR rate. The mortgage was subject to certain financial covenants, including maintenance of asset and liability percentage ratios. In June 2002, the Registrant repaid the remaining balance due under this loan.

     The Registrant is negotiating the terms of a one year uncommitted credit facility with a major bank. Under the terms being discussed, the Registrant may request advances under the facility from time to time up to an aggregate of $5,000,000. The bank would have the right, in its sole discretion, to approve or reject any such advance. Any advance made would bear interest, at the Registrant's option, at the bank's prime rate or 1 3/4% above LIBOR (as defined). There can be no assurance that these negotiations will result in the Registrant obtaining a new credit facility or that, if obtained, the bank will approve any request by the Registrant for an advance thereunder. The Registrant believes that cash on hand, investments and cash flow from operations, will be sufficient to fund its ongoing cash requirements, in the event we are unable to negotiate a new facility.

     Capital  expenditures  for  the  fiscal  year  ended  June 30, 2002 totaled
$3,156,000, including expenditures for machinery and equipment and planned leasehold improvements. The Registrant intends to use cash on hand, cash generated through operations, and available credit, if any, to finance budgeted capital expenditures, primarily for equipment acquisition, of approximately $3,000,000 in fiscal year 2003.

     Aggregate  contractual  obligations  as of June 30, 2002 mature as follows:



                                   Payments Due by Period (in 000's)
                               -----------------------------------------
                                        Less
                                       than 1    1-3     4-5    After 5
Contractual Obligations        Total    year    years   years    years
-----------------------------  ------  -------  ------  ------  --------
Bank Debt                      $4,047  $ 4,047  $  ---  $  ---  $    ---
Capital Lease Obligations       2,597      229     791     656       921
Operating Leases                  189      146      43     ---       ---
                               ------  -------  ------  ------  --------
Total Contractual Obligations  $6,833  $ 4,422  $  834  $  656  $    921
                               ======  =======  ======  ======  ========

     As described above, in July 2002, the Registrant repaid the outstanding balance of its equipment line from Bank of America. Accordingly, the Registrant currently has no outstanding long-term debt, or available committed lines of credit.

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

   CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Registrant's significant accounting policies are described in Note 1. to its consolidated financial statements contained in "Item
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this report. The Registrant believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

      ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE

     The Registrant performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and a customer's current creditworthiness, as determined by its review of the customer's current credit information. The Registrant continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues that the Registrant has identified. While such credit losses have historically been within the Registrant's expectations and the allowances established, the Registrant cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Should the financial position of its customers deteriorate resulting in an impairment of their ability to pay amounts due, the Registrant's revised estimate of such losses and any actual losses in excess of previous estimates may negatively impact its operating results.

      SALES RETURNS AND ALLOWANCES

     In the ordinary course of business, the Registrant accepts returns of products sold for various reasons and grants sales allowances to customers. While the Registrant engages in extensive product quality control programs and processes, its level of sales returns is affected by, among other things, the quality of its manufacturing process. The Registrant maintains an allowance for sales returns and allowances based upon historical returns and allowances granted. While such returns and allowances have historically been within the Registrant's expectations, actual return and allowance rates in the future may differ from current estimates, which could negatively impact its operating results.

      INVENTORY VALUATION

     The Registrant values inventory at the lower of aggregate cost (first-in, first-out) or market. When the cost of inventory is determined by management to be in excess of its market value such inventory, is written down to its estimated net realizable value. This requires the Registrant to make estimates and assumptions about several factors (e.g., future sales quantities and selling prices, and percentage complete and failure rates for work in process) based upon historical experience and its projections for future periods. Changes in factors such as the level of order bookings, the product mix of order bookings and the Registrant's manufacturing processes could have a material impact on the Registrant's assessment of the net realizable value of inventory in the future.

      VALUATION OF DEFERRED TAX ASSETS

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

      VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

     The Registrant assesses the recoverability of long-lived assets whenever the Registrant determines that events or changes in circumstances indicate that the carrying amount may not be recoverable. Its assessment is primarily based upon its estimate of future cash flows associated with these assets. The Registrant believes that the carrying amount of its long lived assets is recoverable. However, should its operating results continue to deteriorate, or anticipated new product launches not occur or not attain the commercial acceptance that the Registrant anticipates, the Registrant may determine that some portion of its long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect its financial position or results of operations for that period.

      INFLATION

     The Registrant does not expect the effects of inflation to have a significant impact on its liquidity or results of operations.

      ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction development and/or normal use of the asset. The company is also to record a corresponding increase to the carrying amount of the related asset and to depreciate that cost over the life of the asset. The amount of the liability is changed at the end of each period to reflect the passage of time and changes in estimated future cash flows. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Registrant adopted SFAS No. 143, effective July 1, 2002. Such adoption had no impact on its consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS No. 144"), which supercedes statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Although it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Registrant adopted SFAS No. 144, effective July 1, 2002. Such adoption had no impact on its consolidated financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity (including restructuring costs) or with a disposal of long-lived assets. Companies will record exit or disposal costs as incurred and such liabilities will be at fair value. The Registrant does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated results of operations or financial position.

      MARKET RISKS

     The Registrant has identified four market risks relative to its business: interest rate risk, foreign currency exchange rate risk, commodity price risk and security price risk. The Registrant has managed its market risk exposures in order to minimize their potential impact on its consolidated financial condition and results of operations. Specifically:

 a)  Interest  rate  risk.  In light of the Registrant's existing cash balances,
     --------------------
     and that the Registrant's bank debt was paid in full shortly after the end of the fiscal year, it does not believe that a significant change in interest rates would have a significant impact on its consolidated financial position. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES".

 b)  Foreign  currency  exchange  rate  risk. With the exception of sales by the
     ---------------------------------------
     Registrant's wholly-owned subsidiary, in Sweden (which are denominated in Krona), all transactions are, or are anticipated to be, denominated in U.S. Dollars. At the present time, the contribution of this subsidiary to the Registrant's consolidated results of operations is not significant. See
     Note 9. of Notes to Consolidated Financial Statements. Accordingly, fluctuations in exchange rates would not presently have a material adverse effect on the Registrant's operations.

 c)  Commodity  price  risk.  Following  substantial  reductions in the price of
     ----------------------
     palladium, prices for this precious metal, which is used in the manufacture of the Registrant's capacitors, have stabilized. Accordingly, the Registrant has sold a majority of its stock of this raw material. See "Item
     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES." The Registrant believes that, based upon its current levels of production and inventories of palladium, it will need to buy additional quantities of palladium later in the next fiscal year at prevailing market prices. Additionally, the Registrant believes that the price of palladium will remain stable due to the lower demand coming from the electronics industry.

 d)  Security  price  risk.  The  Registrant's  current  portfolio of marketable
     ---------------------
     securities consists of U.S. Treasury notes with varying maturities of up to ten years. The Registrant believes it can effectively manage any exposure resulting from declining prices by holding any securities which decline substantially in value until maturity.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's Consolidated Financial Statements and the Notes thereto begin on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 21, 2002 is hereby incorporated by reference.


ITEM 11.     EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 21, 2002 is hereby incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table details securities authorized for issuance under equity compensation plans as of:


                                                                                          Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                              Number of securities to                                     equity compensation
                              be issued upon exercise     Weighted-average exercise         plans (excluding
                              of outstanding options,        price of outstanding       securities reflected in
                                warrants and rights      options, warrants and rights         column (a))
Plan category                           (a)                          (b)                          (c)

Equity compensation plans
approved by security holders          919,800                    $   8.98                          722,900

     The Registrant has no securities authorized for issuance under equity compensation plans that have not been approved by security holders.

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and the information relating to beneficial ownership of the Registrant's common stock in the table under the caption
"Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 21, 2002 is hereby incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 21, 2002 is hereby incorporated by reference.

ITEM  14.    CONTROLS  AND  PROCEDURES

     Not  applicable.

                                    PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS                                               PAGE NO.
      --------------------                                              --------

     Index to Consolidated Financial Statements. . . . . . . . . . . .       F
     Independent Auditors' Report. . . . . . . . . . . . . . . . . . .       F-1
     Consolidated Financial Statements
          Balance Sheets as of June 30, 2002 and 2001  . . . . . . . .       F-2
          Statements of Operations
             Fiscal Years Ended June 30, 2002, 2001 and 2000 . . . . .       F-3
          Statements of Stockholders' Equity and Comprehensive Income (Loss)
             Fiscal Years Ended June 30, 2002, 2001 and 2000 . . . . .       F-4
          Statements of Cash Flows
             Fiscal Years Ended June 30, 2002, 2001 and 2000 . . . . .       F-5
          Notes to Consolidated Financial Statements . . . . . . . . .       F-6

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

10(p)       -     Second Amended and Restated Employment Agreement, dated as of
                  December 31, 2001, between Judah Wolf and the Registrant. (17)

10(q)       -     Mortgage Note between American Technical Ceramics Corp. and
                  European American Bank, N.A., dated as of August 17, 2000.(13)

10(r)       -     Employment  Agreement,  dated  April  10,  2001,  between  the
                  Registrant and David Ott. (15)

10(r)(i)    -     Amendment  to  Employment  Agreement,  dated as of January 1,
                  2001, between David Ott and the Registrant. (17)

10(s)       -     Loan  Agreement,  dated  May 8, 2001, between the Registrant and European American Bank, N.A. (16)

21          -     Subsidiaries  of  the  Registrant.  (18)

23          -     Consent  of  KPMG  LLP  (18)

-------------------------------

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

12. Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000.

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

17.  Incorporated  by  reference  to  the  Registrant's Quarterly Report on Form
     10-Q/A  for  the  quarterly  period  ended  March  31,  2002.

18.  Filed  herewith.

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

                                   AMERICAN  TECHNICAL  CERAMICS  CORP.

                                          BY:/S/ VICTOR INSETTA
                                             ----------------------
                                                 VICTOR INSETTA
                                                    President


Dated:     September  27,  2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT  IN  THE  CAPACITIES  AND  ON  THE  DATES  INDICATED:

     NAME                              TITLE                         DATE
     ----                              -----                         ----

/S/  VICTOR INSETTA            President and Director          September 27,2002

-------------------
 Victor Insetta            (Principal  Executive  Officer)


/S/  ANDREW  R. PERZ           Vice President, Controller      September 27,2002

--------------------
 Andrew  R.  Perz           (Principal  Accounting  Officer)


/S/  STUART P. LITT                   Director                September 27, 2002
-------------------
 Stuart  P.  Litt


/S/  O. JULIAN GARRARD III            Director                 September 27,2002

-----------------------------
 O.  Julian Garrard III


/S/  CHESTER  E.  SPENCE              Director                 September 27,2002
------------------------
 Chester  E.  Spence


/S/  THOMAS  J.  VOLPE                Director                 September 27,2002
----------------------
 Thomas  J.  Volpe


/S/  DOV  S.  BACHARACH               Director                 September 27,2002
-----------------------
 Dov  S.  Bacharach

I, Andrew R. Perz, certify that:


     1. I have reviewed this annual report on Form 10-K of American Technical Ceramics Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.




Dated:  September 27, 2002


                                                  /S/ ANDREW R. PERZ
                                             -----------------------------
                                               Vice President, Controller
                                             (Principal Accounting Officer)

I, Victor Insetta, certify that:

     1. I have reviewed this annual report on Form 10-K of American Technical Ceramics Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.




Dated:  September 27 2002


                                                   /S/ VICTOR INSETTA
                                              -----------------------------
                                                   President and Director
                                               (Principal Executive Officer)

ITEM 8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA



               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page Number

          Independent Auditors' Report . . . . . . . . . . . . . . .      F-1

          Consolidated Balance Sheets as of June 30, 2002 and 2001 .      F-2

          Consolidated Statements of Operations
             Fiscal Years Ended June 30, 2002, 2001 and 2000 . . . .      F-3

          Consolidated Statements of Stockholders' Equity and
             Comprehensive Income (Loss)
             Fiscal Years Ended June 30, 2002, 2001 and 2000 . . . .      F-4

          Consolidated Statements of Cash Flows
             Fiscal Years Ended June 30, 2002, 2001 and 2000 . . . .      F-5

          Notes to Consolidated Financial Statements . . . . . . . .      F-6


                                       F

                          Independent Auditors' Report
                          ----------------------------




The  Board  of  Directors  and  Stockholders
American  Technical  Ceramics  Corp.:


We have audited the accompanying consolidated balance sheets of American Technical Ceramics Corp. and subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical Ceramics Corp. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                  /S/ KPMG LLP


Melville,  New  York
August  29,  2002


                         AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                             ASSETS                                              JUNE 30, 2002    JUNE 30, 2001
                                                                                ---------------  ---------------
CURRENT ASSETS
  Cash (including cash equivalents of $3,606,000 and
    $552,000, respectively)                                                     $    7,129,000   $    1,659,000
  Investments                                                                        3,025,000        3,520,000
  Accounts receivable, net                                                           6,328,000       11,530,000
  Inventories                                                                       15,417,000       24,568,000
  Deferred income taxes, net                                                         2,284,000        1,722,000
  Other current assets                                                               2,564,000        1,289,000
                                                                                ---------------  ---------------
                   TOTAL CURRENT ASSETS                                             36,747,000       44,288,000
                                                                                ---------------  ---------------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                 738,000          738,000
  Buildings                                                                          8,678,000        9,101,000
  Leasehold improvements                                                             5,019,000        4,600,000
  Machinery and equipment                                                           40,880,000       39,258,000
  Computer equipment and software                                                    5,078,000        4,509,000
  Furniture, fixtures and other                                                      1,505,000        1,522,000
                                                                                ---------------  ---------------
                                                                                    61,898,000       59,728,000
  Less:  Accumulated depreciation and amortization                                  32,158,000       27,639,000
                                                                                ---------------  ---------------
                                                                                    29,740,000       32,089,000
                                                                                ---------------  ---------------
OTHER ASSETS                                                                            87,000          199,000
                                                                                ---------------  ---------------
                   TOTAL ASSETS                                                 $   66,574,000   $   76,576,000
                                                                                ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                             $    4,276,000   $      877,000
  Accounts payable                                                                     878,000        1,755,000
  Accrued expenses                                                                   3,218,000        6,235,000
  Income taxes payable                                                                     ---        1,759,000
                                                                                ---------------  ---------------
                   TOTAL CURRENT LIABILITIES                                         8,372,000       10,626,000

LONG-TERM DEBT, NET OF CURRENT PORTION                                               2,368,000        7,211,000
DEFERRED INCOME TAXES                                                                3,642,000        2,910,000
                                                                                ---------------  ---------------
                   TOTAL LIABILITIES                                                14,382,000       20,747,000
                                                                                ---------------  ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock -- $.01 par value; authorized 20,000,000
      shares; issued 8,492,258 and 8,451,433 shares,
      outstanding 8,074,118 and 8,007,293 shares, respectively                          85,000           85,000
  Capital in excess of par value                                                    11,380,000       11,260,000
  Retained earnings                                                                 42,171,000       46,414,000
  Accumulated  other comprehensive income (loss):
    Unrealized gain on investments available-for-sale, net                               5,000           56,000
    Cumulative foreign currency translation adjustment                                 (46,000)        (294,000)
                                                                                ---------------  ---------------
                                                                                       (41,000)        (238,000)
                                                                                ---------------  ---------------
   Less:  Treasury stock, at cost (418,140 and 444,140 shares, respectively)         1,403,000        1,447,000
          Deferred compensation                                                            ---          245,000
                                                                                ---------------  ---------------
                   TOTAL STOCKHOLDERS' EQUITY                                       52,192,000       55,829,000
                                                                                ---------------  ---------------

                                                                                $   66,574,000   $   76,576,000
                                                                                ===============  ===============

See accompanying notes to consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FISCAL YEARS ENDED JUNE 30, 2002, 2001, 2000


                                                           2002          2001          2000
                                                       ------------  ------------  ------------
Net sales                                              $49,585,000   $84,585,000   $66,692,000
Cost of sales                                           40,057,000    48,235,000    36,746,000
                                                       ------------  ------------  ------------

     Gross profit                                        9,528,000    36,350,000    29,946,000

Selling, general and administrative expenses            12,405,000    16,003,000    13,111,000
Research and development expenses                        3,652,000     4,180,000     2,770,000

                                                       ------------  ------------  ------------
     Operating expenses                                 16,057,000    20,183,000    15,881,000
                                                       ------------  ------------  ------------


     (Loss)/income from operations                      (6,529,000)   16,167,000    14,065,000
                                                       ------------  ------------  ------------
Other expense (income)
     Interest expense                                      496,000       559,000       406,000
     Interest income                                      (191,000)     (333,000)     (366,000)
     Other                                                 (93,000)       45,000        69,000

                                                       ------------  ------------  ------------
                                                           212,000       271,000       109,000
                                                       ------------  ------------  ------------

     (Loss)/income before provision for income taxes    (6,741,000)   15,896,000    13,956,000

Provision for income taxes                              (2,498,000)    5,564,000     4,885,000

                                                       ------------  ------------  ------------
     Net (loss)/income                                 $(4,243,000)  $10,332,000   $ 9,071,000
                                                       ============  ============  ============


Basic net (loss)/income per common share               $     (0.53)  $      1.30   $      1.18

Diluted net (loss)/income per common share             $     (0.53)  $      1.24   $      1.11

                                                       ------------  ------------  ------------
Basic weighted average common shares outstanding         8,050,000     7,962,000     7,706,000
                                                       ============  ============  ============

                                                       ------------  ------------  ------------
Diluted weighted average common shares outstanding       8,050,000     8,315,000     8,186,000
                                                       ============  ============  ============


See accompanying notes to consolidated financial statements.

                                     AMERICAN  TECHNICAL  CERAMICS  CORP.  AND  SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                         FISCAL YEARS ENDED JUNE 30, 2002, 2001, AND 2000


                                                                                                                      Accumulated
                                                                                       Capital in                        Other
                                              Comprehensive          Common Stock     Excess of Par     Retained     Comprehensive
                                             Income / (Loss)      Shares    Amount       Value         Earnings     Income (Loss)
                                             --------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                      |  8,135,958  $82,000  $    6,903,000   $27,011,000   $      (96,000)
                                                              |
                                                              |
Net income                                   $     9,071,000  |        ---      ---             ---     9,071,000              ---
Tax benefit of stock options exercised                   ---  |        ---      ---       1,366,000           ---              ---
Stock award compensation                                 ---  |        ---      ---       1,137,000           ---              ---
Exercise of stock options                                ---  |    233,570    2,000         960,000           ---              ---
Other comprehensive income, net of tax:                       |
                                                              |
   Unrealized losses on investments                           |
     available-for-sale, net of                               |
      reclassification adjustment                    (58,000) |        ---      ---             ---           ---              ---
   Foreign currency translation adjustment           (14,000) |        ---      ---             ---           ---              ---
                                             ---------------- |
Other comprehensive loss, net of tax                 (72,000) |        ---      ---             ---           ---          (72,000)
                                                              |
                                             ---------------- |
Comprehensive income                         $     8,999,000  |
                                             ================-|--------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                      |  8,369,528  $84,000  $   10,366,000   $36,082,000   $     (168,000)
                                                              |
                                                              |
Net income                                   $    10,332,000  |        ---      ---             ---    10,332,000              ---
Tax benefit of stock options exercised                   ---  |        ---      ---         182,000           ---              ---
Stock award compensation                                 ---  |        ---      ---         369,000           ---              ---
                                                              |
Exercise of stock options                                ---  |     81,905    1,000         343,000           ---              ---
Other comprehensive income, net of tax:                       |
   Unrealized losses on investments                           |
     available-for-sale, net of                               |
      reclassification adjustment                    112,000  |        ---      ---             ---           ---              ---
   Foreign currency translation adjustment          (182,000) |        ---      ---             ---           ---              ---
                                             ---------------- |
Other comprehensive loss, net of tax                 (70,000) |        ---      ---             ---           ---          (70,000)
                                                              |
                                             ---------------- |
Comprehensive income                         $    10,262,000  |        ---      ---             ---           ---              ---
                                             ================-|--------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                                      |  8,451,433  $85,000  $   11,260,000   $46,414,000   $     (238,000)
                                                              |
                                                              |
Net (loss)                                   $    (4,243,000) |        ---      ---             ---    (4,243,000)             ---
Tax benefit of stock options exercised                   ---  |        ---      ---          57,000           ---              ---
Stock award compensation expense                         ---  |        ---      ---        (112,000)          ---              ---
Exercise of stock options                                ---  |     40,825      ---         175,000           ---              ---
Other comprehensive income, net of tax:                       |
   Unrealized losses on investments                           |
     available-for-sale, net of                               |
      reclassification adjustment                    (51,000) |        ---      ---             ---           ---              ---
   Foreign currency translation adjustment           248,000  |        ---      ---             ---           ---              ---
                                             ---------------- |
Other comprehensive Income, net of tax               197,000  |        ---      ---             ---           ---          197,000
                                             ---------------- |
Comprehensive (loss)                         $    (4,046,000) |       ---      ---             ---           ---              ---
                                             ================-|--------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                                      |  8,492,258  $85,000  $   11,380,000   $42,171,000   $      (41,000)
                                                              |
                                                              |--------------------------------------------------------------------




                                                                  Deferred
                                              Treasury Stock    Compensation      Total
                                             ----------------------------------------------

BALANCE AT JUNE 30, 1999                     $    (1,515,000)  $         ---   $32,385,000

Net income                                               ---             ---     9,071,000
Tax benefit of stock options exercised                   ---             ---     1,366,000
Stock award compensation                                 ---        (528,000)      609,000
Exercise of stock options                                ---             ---       962,000
Other comprehensive income, net of tax:

   Unrealized losses on investments
     available-for-sale, net of
      reclassification adjustment                        ---             ---           ---
   Foreign currency translation adjustment               ---             ---           ---
Other comprehensive loss, net of tax                     ---             ---       (72,000)

Comprehensive income
                                             ----------------------------------------------
BALANCE AT JUNE 30, 2000                     $    (1,515,000)  $    (528,000)  $44,321,000

Net income                                               ---             ---    10,332,000
Tax benefit of stock options exercised                   ---             ---       182,000
Stock award compensation                              68,000         283,000       720,000

Exercise of stock options                                ---             ---       344,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
      reclassification adjustment                        ---             ---           ---
   Foreign currency translation adjustment               ---             ---           ---
Other comprehensive loss, net of tax                     ---             ---       (70,000)

Comprehensive income                                     ---             ---           ---
                                             ----------------------------------------------
BALANCE AT JUNE 30, 2001                     $    (1,447,000)  $    (245,000)  $55,829,000

Net (loss)                                               ---             ---    (4,243,000)
Tax benefit of stock options exercised                   ---             ---        57,000
Stock award compensation expense                      44,000         245,000       177,000
Exercise of stock options                                ---             ---       175,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
      reclassification adjustment                        ---             ---           ---
   Foreign currency translation adjustment               ---             ---           ---
Other comprehensive Income, net of tax                   ---             ---       197,000

Comprehensive (loss)                                     ---             ---           ---
                                             ----------------------------------------------
BALANCE AT JUNE 30, 2002                     $    (1,403,000)            ---   $52,192,000
                                             ----------------------------------------------


See accompanying notes to consolidated financial statements.

                         AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FISCAL YEARS ENDED JUNE 30, 2002, 2001, 2000


                                                                  2002          2001           2000
                                                              ------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                           $(4,243,000)  $ 10,332,000   $ 9,071,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                            5,061,000      4,367,000     3,062,000
       Loss on disposal of fixed assets                            98,000        114,000        69,000
       Stock award compensation expense                           177,000        720,000       609,000
       Provision for deferred income taxes                        198,000       (550,000)      163,000
       Provision for doubtful accounts receivable                 219,000         74,000       140,000
       Realized gain on sale of investments                      (160,000)           ---        (7,000)
  Changes in operating assets and liabilities:
       Accounts receivable                                      4,983,000      1,082,000    (7,552,000)
       Inventories                                              9,151,000     (8,435,000)   (3,697,000)
       Other assets                                               632,000        362,000    (1,295,000)
       Accounts payable, accrued expenses and
         income taxes payable                                  (7,389,000)       810,000     5,568,000
                                                              ------------  -------------  ------------
  Net cash provided by operating activities                     8,727,000      8,876,000     6,131,000
                                                              ------------  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                    (3,156,000)   (12,973,000)   (7,262,000)
       Purchase of investments                                 (4,325,000)      (102,000)   (1,810,000)
       Proceeds from sale of investments                        4,900,000            ---     1,611,000
       Proceeds from sale of fixed assets                         376,000         64,000        20,000
                                                              ------------  -------------  ------------
  Net cash used in investing activities                        (2,205,000)   (13,011,000)   (7,441,000)
                                                              ------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term debt                             (3,444,000)      (465,000)     (447,000)
       Proceeds from exercise of stock options                    175,000        344,000       962,000
       Proceeds from issuance of debt                           2,000,000      3,784,000       188,000
                                                              ------------  -------------  ------------
  Net cash (used in) provided by financing activities          (1,269,000)     3,663,000       703,000
                                                              ------------  -------------  ------------

       Effect of exchange rate changes on cash                    217,000       (146,000)      (14,000)
                                                              ------------  -------------  ------------
        Net increase (decrease) in cash and cash equivalents    5,470,000       (618,000)     (621,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    1,659,000      2,277,000     2,898,000
                                                              ------------  -------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 7,129,000   $  1,659,000   $ 2,277,000
                                                              ============  =============  ============


Supplemental cash flow information:
        Interest paid                                         $   459,000   $    486,000   $   406,000
        Taxes paid                                            $ 1,177,000   $  4,757,000   $ 3,854,000

See  accompanying  notes  to  consolidated  financial  statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

     American Technical Ceramics Corp. and its wholly-owned subsidiaries (the "Company") are engaged in the design, development, manufacture and sale of ceramic multilayer capacitors for commercial and military purposes in the United States and for export, primarily to Western Europe, Canada and the Far East. In fiscal year 2002, General Electric Company accounted for approximately 10% of consolidated revenues. In fiscal year 2001, no customer accounted for more than 10% of consolidated net sales. During fiscal year 2000, Tyco International LTD. accounted for 15% of consolidated net sales. The Company operates in one industry segment - the electronic components industry.

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

          INVESTMENTS

     The Company classifies its investments in debt and equity securities as available-for-sale. Accordingly, these investments are reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income (loss) within stockholders' equity, net of tax. Classification of investments is determined at acquisition and reassessed at each reporting date. Realized gains and losses are included in the determination of net earnings at the time of sale and are derived using the specific identification method for determining cost of securities sold.

          INVENTORIES

     Inventories are stated at the lower of aggregate cost (first-in, first-out) or market.

          COMPREHENSIVE  INCOME

     The following table sets forth the components of the change in net unrealized gains (losses) on investments available-for-sale for the fiscal years ended June 30, 2002, 2001 and 2000:

                                                                      2002       2001      2000
                                                                   -------------------------------
          Unrealized holding gains (losses)
                     arising during the period, net of tax         $  50,000   $112,000  $(53,000)

          Less: reclassification adjustment for
                     gains included in net income, net of tax       (101,000)       ---    (5,000)
                                                                   -------------------------------
          Change in net unrealized (losses) gains on investments
                     available-for-sale                            $ (51,000)  $112,000  $(58,000)
                                                                   ===============================

     The deferred tax liability (benefit) associated with unrealized holding (losses) gains arising during the fiscal years 2002, 2001 and 2000 was ($29,000), $60,000 and ($21,000), respectively. The tax benefit of the reclassification adjustments for gains on sales of investments included in net income during fiscal years 2002 and 2000 were ($59,000) and ($3,000), respectively.

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


          Buildings                                                   30 years

          Leasehold improvements            Lesser of the remaining lease term
                                                                    or 5 years

          Machinery and equipment                                     10 years

          Furniture, fixtures and other                           3 to 8 years

          Computer equipment and software                              3 years

     The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. During fiscal 2001, the Company recognized impairment losses related to its decision to abandon certain machinery and equipment of $371,000, which was recorded as a component of depreciation expense.

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

          EARNINGS  PER  SHARE

     Basic earnings per share ("EPS") is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 920,000, 798,000 and 378,000, respectively, have been omitted from the calculation of dilutive EPS for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. A reconciliation between numerators and denominators of the basic and diluted earnings per share is as follows:

                      YEAR ENDED JUNE 30, 2002           YEAR ENDED JUNE 30, 2001          YEAR ENDED JUNE 30, 2000
                      ------------------------           ------------------------          ------------------------


                                             PER-                                  PER-                                  PER-
                  INCOME        SHARES       SHARE      INCOME        SHARES       SHARE      INCOME        SHARES       SHARE
               (NUMERATOR)   (DENOMINATOR)  AMOUNT   (NUMERATOR)   (DENOMINATOR)  AMOUNT   (NUMERATOR)   (DENOMINATOR)  AMOUNT
               ------------  -------------  -------  ------------  -------------  -------  ------------  -------------  -------

Basic EPS      ($4,243,000)      8,050,000  ($0.53)  $ 10,332,000      7,962,000  $  1.30  $  9,071,000      7,706,000  $  1.18
                                            =======                               =======                               =======

Effect of
Dilutive
Securities:

Stock Options           --              --      --             --        331,000       --            --        440,000       --

Stock Awards            --              --      --             --         22,000       --            --         40,000       --
              -----------------------------------------------------------------------------------------------------------------
Diluted EPS    ($4,243,000)      8,050,000  ($0.53)  $ 10,332,000      8,315,000  $  1.24  $  9,071,000      8,186,000  $  1.11
              =================================================================================================================


          IMPACT  OF  NEW  ACCOUNTING  STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction development and/or normal use of the asset. The company is also to record a corresponding increase to the carrying amount of the related asset and to depreciate that cost over the life of the asset. The amount of the liability is changed at the end of each period to reflect the passage of time and changes in estimated future cash flows. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143, effective July 1, 2002. Such adoption had no impact on its consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS No. 144"), which supercedes statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Although it retains the basic requirements of SFAS No. 121, regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective July 1, 2002. Such adoption had no impact on its consolidated financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity (including restructuring costs) or with a disposal of long-lived assets. Companies will record a liability for exit or disposal activity as incurred and can be measured at fair value. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated results of operations or financial position.

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

          SUPPLEMENTAL  CASH  FLOW  INFORMATION

     During fiscal year 2002, significant non-cash activities included (i) a tax benefit of $57,000 resulting from stock options exercised, and (ii) deferred compensation expense of $67,000 in connection with awards of an aggregate of 7,000 shares of common stock with a cost basis of $44,000.

     During fiscal year 2001, significant non-cash activities included (i) a tax benefit of $182,000 resulting from stock options exercised, and (ii) securing a $795,000 mortgage to finance the acquisition of a building.

     During fiscal year 2000, significant non-cash activities included (i) a tax benefit of $1,366,000 resulting from stock options exercised, and (ii) the accrual of $528,000 of deferred compensation expense in connection with awards of an aggregate of 12,000 shares of common stock.

NOTE  2.       INVESTMENTS

          Investments  consist  of  the  following:

                                                 Gross        Gross
                                              Unrealized   Unrealized
     June 30, 2002                   Cost        Gains       Losses     Fair Value
     -------------                ----------  -----------  -----------  -----------
     U.S. Government obligations  $3,018,000  $     7,000  $       ---  $ 3,025,000
                                  ----------  -----------  -----------  -----------
                                                 Gross        Gross
                                              Unrealized   Unrealized
     June 30, 2001                   Cost        Gains        Losses     Fair Value
     -------------                ----------  -----------  -----------  -----------

     U.S. Government obligations  $3,433,000  $    89,000  $     2,000  $ 3,520,000
                                  ----------  -----------  -----------  -----------

     Gross realized gains of approximately $160,000 is included in other income for fiscal year 2002.

     At June 30, 2002 all of the Company's investments in U. S. Government obligations contractually mature within one year.

     NOTE  3.       INVENTORIES

          Inventories consist of the following:

                                           June 30, 2002   June 30, 2001
                                           --------------  --------------

             Raw materials                 $    7,753,000  $   13,388,000
             Work in process                    3,968,000       4,717,000
             Finished goods                     3,696,000       6,463,000
                                           --------------  --------------
                                           $   15,417,000  $   24,568,000
                                           ==============  ==============

     In June 2002, the Company sold a substantial portion of its palladium inventory to one of its vendors, for approximately $3,290,000, which resulted in a loss of $2,160,000 which was recognized as a component of cost of sales.

 NOTE  4.      LONG-TERM  DEBT

     Long-term  debt  consists  of  the  following:

                                       June 30, 2002   June 30, 2001
                                       --------------  --------------
     Notes payable to banks            $    4,047,000  $    5,285,000
     Obligations under capital leases       2,597,000       2,803,000
                                       --------------  --------------
                                            6,644,000       8,088,000
     Less: Current portion                  4,276,000         877,000
                                       --------------  --------------
         Long-term debt                $    2,368,000  $    7,211,000
                                       ===============  =============

          NOTES  PAYABLE  TO  BANKS

     At June 30, 2002, the Company had available two credit facilities with Bank of America, N.A. ("Bank of America"): a $4,000,000 revolving line of credit against which no borrowings were incurred, and an $8,500,000 equipment line of credit against which the Company had borrowings of $4,047,000. Both lines bore interest at 1 % above the one month LIBOR rate or approximately 3.3% at June 30, 2002. The outstanding principal balance of the equipment line rolled over periodically into a self-amortizing term note of not less than four nor more than seven years.

     Each of these credit facilities was subject to certain financial covenants, including maintenance of asset and liability percentage ratios. One such covenant required the Company to maintain a certain level of annualized earnings before interest, taxes, depreciation and amortization (EBITDA) to current debt plus annual interest payments. As of June 30, 2002, due to the losses incurred by the Company during fiscal year 2002, the Company was not in compliance with this covenant. The Company held discussions with Bank of America concerning possible amendments to the terms of these facilities which proved to be unsuccessful. Accordingly, in July 2002, the Company repaid the outstanding balance of the equipment facility and terminated both of these facilities.

     In May 2001, the Company entered into an uncommitted credit facility with European American Bank ("EAB"), which was succeeded by Citibank, N.A. ("Citibank"). The facility contemplated a $5,000,000 equipment line of credit and a $2,000,000 unsecured term loan line. Both lines bore interest at the Company's option at either the Citibank prime rate or 1 % above the Reserve Adjusted LIBOR (as defined), were subject to certain financial covenants and required approval from Citibank prior to any borrowing. Any outstanding balance six months after the term loan line was made available and at expiration of the line was to automatically convert into fully amortizing term loans with a maturity of five years bearing interest at the same rate as the equipment loan. This facility was scheduled to expire in January 2002, but was extended month-to-month until May 2002, at which time it was not renewed. The Company had not incurred any borrowings under this facility.

     In August 2000, the Registrant secured a $795,000 mortgage loan form EAB in connection with its purchase of the facility at 11-13 Stepar Place, Huntington Station, New York. Citibank succeeded to this loan as successor to EAB. The loan was to be repaid in 120 equal monthly installments over 10 years and bore interest at 1 % above the six month LIBOR rate. The mortgage was subject to certain financial covenants, including maintenance of asset and liability percentage ratios. In June 2002, the Company repaid the remaining balance due under this loan.

          OBLIGATIONS  UNDER  CAPITAL  LEASES

     The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville Facility") from a partnership controlled by the Company's President, Chief Executive Officer and principal stockholder under a capital lease. At June 30, 2002, the Jacksonville Facility has an aggregate cost of $3,666,000 and a net book value of $1,611,000. The lease is for a period of 30 years and was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease provides for base rent of approximately $461,000 per annum. The lease further provides for annual increases in base rent for years beginning after May 1, 1999 based on the increase in the CPI since May 1, 1998 applied to base rent. The annual increase resulted in monthly payments of approximately $43,000 per month and $42,000 per month for fiscal years 2002 and 2001, respectively.

     The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. In August 2002, the base rental was increased to approximately $60,000 for fiscal year 2003, effective September 1, 2002, to reflect the addition of a new manufacturing facility at the Jacksonville Facility. All other provisions remain unchanged.

     The Company leases computer equipment with an unrelated party. At June 30, 2002, the equipment had an original cost of $111,000 and a net book value of $48,000. The lease is for a period of five years beginning September 1999 and is being capitalized using an interest rate of 8.8%.

     The following table sets forth the future minimum lease payments (excluding rental adjustments) under these capital leases by fiscal year and the present value of the minimum lease payments as of June 30, 2002:

         2003                                $  489,000
         2004                                   489,000
         2005                                   466,000
         2006                                   461,000
         2007                                   461,000
         2008 and thereafter                  1,500,000
                                             ----------
         Total minimum lease payments         3,866,000
         Less: Amount representing interest   1,269,000
                                             ----------
         Present value at June 30, 2002       2,597,000
         Less: Current portion                  229,000
                                             ----------
                                             $2,368,000
                                             ==========

 NOTE  5.      INCOME  TAXES

The  components  of  income  (loss)  before  income  taxes  is  as  follows:

                                   Fiscal Years Ended June 30,
                            ----------------------------------------
                                2002          2001          2000
                            ------------  ------------  ------------
         Domestic           $(6,784,000)  $16,085,000   $14,107,000
         Foreign                 43,000      (189,000)     (151,000)
                            ------------  ------------  ------------
                            $(6,741,000)  $15,896,000   $13,956,000
                            ============  ============  ============

The provision for income taxes consists of the following:

                                            Years Ended June 30,
                                    -------------------------------------
                                        2002         2001         2000
                                    ------------  -----------  ----------
      CURRENT:
          Federal                   $(2,716,000)  $5,714,000   $4,283,000
          State                          26,000      304,000      272,000
          Foreign                        (6,000)      96,000      167,000
                                    ------------  -----------  ----------
            Total Current            (2,696,000)   6,114,000    4,722,000
                                    ------------  -----------  ----------

      DEFERRED:
          Federal                       446,000     (470,000)     142,000
          tate                         (248,000)     (80,000)      21,000
                                    ------------  -----------  ----------
              Total Deferred            198,000     (550,000)     163,000
                                    ------------  -----------  ----------
                                    $(2,498,000)  $5,564,000   $4,885,000
                                    ============  ===========  ==========

     Other current assets include a $1,795,000 for income tax receivables as of June 30, 2002.

     The following table reconciles the Federal statutory rate to the Company's effective tax rate:

                                                                Years Ended June 30,
                                                                --------------------
                                                                2002   2001   2000
                                                                -----  -----  -----
     Tax provision computed at statutory rate                   34.0%  35.0%  34.0%
     State tax and State tax credit, net of Federal tax effect   2.1    0.9    1.4
     FSC/EIE benefit                                             1.1   (2.8)  (1.3)
     Tax credits and other, net                                 (0.1)   1.9    0.9
                                                                -----  -----  -----
                                                                37.1%  35.0%  35.0%
                                                                =====  =====  =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002, 2001 and 2000, are presented below.

                                                                   2002          2001
                                                               ------------  ------------
Deferred tax assets:
  Allowance for doubtful accounts receivable and sales
       returns                                                 $   234,000   $   150,000
   Inventories                                                   1,581,000     1,168,000
   Accrued expenses                                                471,000       472,000
   State tax net operating loss
       and tax credit carry forwards                               235,000           ---
   Unrealized depreciation on investments available-for-sale           ---           ---
                                                               ------------  ------------
        Total deferred tax assets                                2,521,000     1,790,000
                                                               ------------  ------------

Deferred tax liabilities:
   Plant and equipment, principally due to differences
       in depreciation and capital leases                       (3,817,000)   (2,910,000)
   Unrealized appreciation on investments available-for-sale        (2,000)      (30,000)
   Other                                                           (60,000)      (38,000)
                                                               ------------  ------------
        Total deferred tax liabilities                          (3,879,000)   (2,978,000)
                                                               ------------  ------------
          Net deferred tax liability                           $(1,358,000)  $(1,188,000)
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

     The Company intends that undistributed earnings of the Company's foreign subsidiaries amounting to $1,177,000, as of June 30, 2002, will be indefinitely reinvested in these subsidiaries resulting in no accrual of U.S. income taxes on the earnings of these subsidiaries.

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

     Disposition of shares acquired pursuant to the exercise of options under both plans may not be made by the optionees within two years following the date that the option is granted, nor within one year after the exercise of the option, without the written consent of the Company. Since the Company measures compensation cost under Opinion No. 25, the Company has not recognized compensation cost for these options upon grant as the exercise price was equal to the fair market value of the stock at the date of grant.

     On January 16, 2002, the Board of Directors filed a schedule TO; with the Securities and Exchange Commission, and commenced an offer to exchange outstanding options under the 1997 Option Plan and 2000 Plan having an exercise price per share of $19.50 or more for new options. The offer expired on February 13, 2002. The Company accepted for exchange options to purchase an aggregate of 432,000 shares of Common Stock. On August 15, 2002, the Company issued 407,000 new options in exchange of the options tendered and accepted for exchange. The new options were issued at the closing price of the Company's Common Stock on August 15, 2002, which was $2.35 per share.

     Stock  option  activity for fiscal years 2002, 2001 and 2000 is as follows:

                                          2002                   2001                   2000
                               -----------------------  ----------------------  ----------------------
                                             Weighted                Weighted                Weighted
                                  Shares      Average     Shares      Average     Shares      Average
                                Subject to   Exercise   Subject to   Exercise   Subject to   Exercise
                                  Options      Price      Options      Price      Options      Price
                               ------------  ---------  -----------  ---------  -----------  ---------
Outstanding, beginning of year   1,347,025   $   14.22   1,263,930   $   15.28     631,000   $    4.12
Granted                            227,000        8.53     435,000       11.80     912,000       19.56
Canceled                          (469,750)      20.53    (246,000)      18.47     (42,000)       5.61
Expired                           (143,650)      21.13     (24,000)      16.94      (3,500)       4.13
Exercised                          (40,825)       4.30     (81,905)       4.20    (233,570)       4.12
                                -----------             -----------             -----------
Outstanding, end of year           919,800   $    8.98   1,347,025   $   14.22   1,263,930   $   15.28
                                ===========             ===========             ===========

          The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2002:

                              Options Outstanding                       Options Exercisable
                  -----------------------------------------------  ----------------------------
Actual Range of                Weighted-Average      Weighted-                     Weighted-
Exercise Prices     Number     Remaining Life in      Average        Number         Average
150% increment    Outstanding        Years        Exercise Price   Outstanding  Exercise Price
----------------  -----------  -----------------  ---------------  -----------  ---------------

$4.00  -   5.63       341,800                5.9      $      4.22      255,800       $     4.14
 5.64  -   9.09       209,500                9.2      $      8.63       12,500       $     6.44
 9.10  -  15.75       316,250                8.4      $     11.95       78,500       $    11.95
15.76  -  23.50        44,000                7.6      $     19.50       22,000       $    19.50
     44.00              8,250                7.7      $     44.00        4,250       $    44.00
----------------  -----------  -----------------  ---------------  -----------  ---------------
$4.00  -  44.00       919,800                7.6      $      8.98      373,050       $     7.22
                  ===========                                      ===========

     At June 30, 2002, an aggregate of 722,900 shares were available for option grants or awards under the 1997 Option Plan and 2000 Plan.

     The average per-share fair value of stock options granted during fiscal years 2002, 2001 and 2000 was $5.11, $7.74 and $12.15, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 4.19%, 5.33% and 6.28%, respectively, expected life of five years, expected volatility of 68%, 76% and 68%, respectively, and no dividends). The weighted average remaining contractual life of options outstanding as of June 30, 2002 was 7.6 years.

     On a pro-forma basis, net (loss) income would have been ($3,558,000), $8,293,000 and $8,790,000; basic net (loss) income per share would have been ($0.44), $1.04 and $1.11 per share; and dilutive net (loss) income per share would have been ($0.44), $1.00 and $1.04 per share, respectively, for fiscal years 2002, 2001 and 2000 had the Company measured compensation cost using the fair value method of SFAS No. 123.

          OTHER STOCK BASED COMPENSATION

     In fiscal year 2001, the Company awarded 9,750 shares, of its common stock to employees for services rendered. These awards resulted in compensation expense of $172,000 (including payments made to offset tax liabilities associated with these awards of $67,000), measured by the market value of the shares on the date of grant.

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

     In addition, in fiscal years 2002, 2001 and 2000, the Company awarded an aggregate of 7,000, 6,000 and 18,000 shares of common stock, respectively, to officers and certain other employees. These awards resulted in compensation expense of $88,000, $309,000 and $777,000, respectively (including $21,000,
$45,000 and $275,000 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares at June 28, 2002, June 29, 2001 and June 30, 2000, respectively.

     In fiscal year 2000, the Company awarded an aggregate of 12,000 shares of common stock to three employees. These awards resulted in an accrual of deferred compensation of $528,000 to be amortized to compensation expense over the 24 month period these shares will be earned. In fiscal years 2002 and 2001, these awards resulted in compensation expense of $95,000 and $312,000, respectively (including payments made to offset tax liabilities associated with these awards of $7,000 and $29,000, respectively).

     Treasury shares with an aggregate cost basis of $44,000 and $68,000 were issued in connection with awards (described above) during fiscal years 2002, and 2001, respectively. There were no issuances of treasury stock in fiscal year 2000. Accordingly, treasury stock was reduced for the cost of the shares on a specific identification, first-in first-out, basis.


NOTE 7.        COMMITMENTS  AND  CONTINGENCIES

          OPERATING  LEASES

     The Company had a related party operating lease with the Company's President, Chief Executive Officer and principal stockholder, for a rented facility which expired December 31, 2001. The Company and the related party agreed to continue the lease on a month-to-month basis under the existing terms until a new agreement is finalized. Rent expense under this related party operating lease was approximately $523,000, $511,000 and $495,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. In September 2002, the Company and the related party reached a new agreement in principle on a long-term lease. Under the agreement the Company will pay $410,000 per annum, subject to annual increases based upon increases in the consumer price index. The lease will expire in August 2007, subject to two five-year renewal options.

     Rent expense to unrelated parties was approximately $157,000, $118,000 and $11,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Minimum rent payments under existing lease commitments (which extend through 2004) are as follows for each of the years ended June 30:


                       2003            $   146,000
                       2004                 43,000
                                       ------------
                                       $   189,000
                                       ============

          CONTINGENCIES

     The Company is party to certain legal proceedings that arose in the normal course of its business. The Company does not believe that the resolution of such matters will have a significant effect on the Company's financial position or results of operations.

          EMPLOYMENT  AGREEMENTS

     The Company has an employment agreement with its President and Chief Executive Officer, which provides for annual base compensation of $323,000 as well as additional annual compensation equal to 5% of net income before such additional compensation and income taxes. In August 2000, the Company amended the employment agreement, effective for fiscal years beginning with the fiscal year ending June 30, 2001, to reduce the additional annual compensation component to 2.5% of net income before such bonus and income taxes. In September 1998, the Company amended the employment agreement, effective for fiscal years beginning with the fiscal year ending June 30, 1998 to allow the Company, at its option, to pay the additional annual compensation in stock, cash or a combination thereof, subject to certain limitations. Such compensation for fiscal year 1998 was paid by the issuance of 40,908 treasury shares in fiscal year 1999.

     The agreement expires March 1st of each year but is renewed automatically for an additional one year in the absence of written notice to the contrary by either party at least 120 days prior to the March 1st renewal date. In addition, if there is a change in control of the Company or the employees employment is terminated by the Company before the expiration of the agreement other than for cause (as defined in the agreement), the employee is entitled to the greater of
(a) all compensation due under the remaining term of the agreement, or (b) a payment equal to three times his average annual compensation (including any incentives) over the last five years.

     In September 2000, the Company entered into a three year employment agreement with an executive officer. The agreement provides initially for annual base compensation of $175,000 and participation in the Company's Officers' Bonus Plan. If the officer is terminated by the Company during the term of the agreement, (i) the officer will be entitled to receive his base salary for a period of one year, (ii) the Company shall continue to provide family medical coverage for a period of eighteen months, and (iii) all exercisable options may be exercised for a period of one year after termination.

     In April 2000, the Company entered into a three-year employment agreement with a manager. The agreement provides for annual base compensation of $110,000 and additional quarterly incentive compensation based upon specific performance measures, and awards 4,000 shares of the Company's common stock to the manager.

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

     In December 2001, the Company renewed a four year employment agreement with an officer. The agreement provides for annual base compensation of $125,000, plus additional compensation based upon specific performance measures. The agreement includes termination provisions providing for payments depending on the nature of the termination.

NOTE 8.        OTHER  DATA

          ACCRUED EXPENSES

     Accrued  expenses  consist  of  the  following:

                                                June 30, 2002   June 30, 2001
                                                --------------  --------------
          Accrued commissions and bonuses       $      499,000  $    3,105,000
          Accrued payroll and related expenses       2,386,000       2,742,000
          Other                                        333,000         388,000
                                                --------------  --------------
                                                $    3,218,000  $    6,235,000
                                                ==============  ==============

          VALUATION AND QUALIFYING ACCOUNTS

     Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

                                               Balance -    Additions   Deductions /  Balance -
                                             Beginning of   Charged to     Other        End of
           Classification                       Period       Expense     Additions      Period
-------------------------------------------  -------------  ----------  ------------  ----------
For the year ended June 30, 2002:
 Allowance for doubtful accounts receivable
   and sales returns                         $     446,000   1,735,000     1,530,000  $  651,000
For the year ended June 30, 2001:
 Allowance for doubtful accounts receivable
   and sales returns                         $     530,000     909,000       993,000  $  446,000
For the year ended June 30, 2000:
 Allowance for doubtful accounts receivable
   and sales returns                         $     390,000   1,142,000     1,002,000  $  530,000


          EMPLOYEE  BENEFIT  DEFINED  CONTRIBUTION  PLAN

     Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. For the fiscal years ended June 30, 2002, 2001 and 2000, the Company provided a matching contribution of $539,000, $555,000 and $467,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions over five years.

          PROFIT  BONUS  PLAN

     Effective commencing in fiscal year 1995, the Company adopted a Profit Bonus Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. For fiscal year 2002, no compensation expense was recognized pursuant to this plan. For fiscal years 2001 and 2000, the Company recognized related compensation expense of $1,590,000 and $1,414,000, respectively, pursuant to this plan.

     Effective January 1, 2000, the Company adopted a Managers Profit Bonus Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may allocate a percentage of the Company's pre-tax profits (not to exceed 2.5% of such profits) for equal distribution among participants in the plan. Participants in the Managers Profit Bonus Plan are no longer eligible to participate in the Profit Bonus Plan described above. For fiscal years 2002, 2001 and 2000, the Company recognized compensation expense of $11,000, $397,000 and $258,000, respectively, in respect of this plan.

     The Company has a bonus plan for executive officers. This plan provides for a majority of the eligible employees to receive a cash bonus equal to at least 0.5% of the Company's pre tax income. In addition two of the employees have different plans that provide for bonus calculations based upon other factors including product line profitability and achievement of bookings quotas. For fiscal years 2002, 2001 and 2000, the Company recognized compensation expense of $145,000, $1,624,000 and $1,987,000, respectively, pursuant to this plan.


NOTE  9.       FOREIGN  OPERATIONS

     The Company markets and distributes a portion of its foreign sales through its wholly-owned subsidiaries, Phase Components Ltd., located in the United Kingdom, and ATC Nordic AB, located in Sweden. During the fiscal year ended June 30 2002, the Company closed its wholly-owned subsidiary located in the United Kingdom as part of cost reduction measures instituted during the year. The business activity has been moved to the Company's wholly-owned subsidiary in Sweden. The following table summarizes certain financial information covering the Company's operations in the United States, the United Kingdom and Sweden for fiscal years 2002, 2001 and 2000. Net sales information is based upon country of origin.

                                    2002         2001         2000
                                 -----------  -----------  -----------
             Net sales
                 United States   $44,359,000  $77,235,000  $63,070,000
                 United Kingdom      687,000    2,549,000    2,992,000
                 Sweden            4,539,000    4,801,000      630,000
                                 -----------  -----------  -----------
              Total              $49,585,000  $84,585,000  $66,692,000
                                 ===========  ===========  ===========

             Long-lived assets
                 United States   $29,768,000  $31,934,000  $22,745,000
                 United Kingdom          ---      292,000      334,000
                 Sweden               59,000       62,000       12,000
                                 -----------  -----------  -----------
              Total              $29,827,000  $32,288,000  $23,091,000
                                 ===========  ===========  ===========

     U.S.  sales  include $11,900,000, $16,271,000 and $13,424,000 for export in fiscal years 2002, 2001 and 2000, respectively. Export sales were primarily to customers in Western Europe, Canada and the Far East.

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

          LONG-TERM  DEBT

     At June 30, 2002, the fair value of the capital lease obligation was $3,400,000 based on the present value of future cash flows and the Company's estimated incremental borrowing rate of 3.3%. The fair value of the bank loans approximate fair value as the underlying variable interest rates approximate rates which would be offered to the Company for the same or similar instruments.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.