Form 10-Q
period 2002-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2002-11-14
CIK 766430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

    (X)     Quarterly  Report  Pursuant  to  Section  13  or  15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       or

    ( )     Transition  Report  Pursuant  to  Section  13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________


                          COMMISSION FILE NUMBER 1-9125
                          -----------------------------

                        AMERICAN TECHNICAL CERAMICS CORP.
                        ---------------------------------
             (Exact name of Registrant as specified in Its charter)


               DELAWARE                                 11-2113382
               --------                                 ----------
   (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

        17  STEPAR  PLACE,  HUNTINGTON  STATION,  NY               11746
        --------------------------------------------               -----
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

As of November 1, 2002, the Registrant had outstanding 8,072,118 shares of Common Stock, par value $.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share and per share data)

                                                                                  SEPT. 30, 2002    JUNE 30, 2002
                                                                                 ----------------  ---------------
ASSETS                                                                             (unaudited)
Current assets
  Cash (including cash equivalents of $469 and
    $3,606, respectively)                                                        $         4,957   $        7,129
   Investments                                                                             3,017            3,025
   Accounts receivable, net                                                                6,464            6,328
   Inventories                                                                            14,912           15,417
   Deferred income taxes, net                                                              2,284            2,284
   Other current assets                                                                    2,523            2,564
                                                                                 ----------------  ---------------
                          TOTAL CURRENT ASSETS                                            34,157           36,747
                                                                                 ----------------  ---------------

Property, plant and equipment, net of accumulated depreciation
   and amortization of $33,450 and $32,158, respectively                                  30,081           29,740
Other assets, net                                                                             52               87
                                                                                 ----------------  ---------------
                          TOTAL ASSETS                                           $        64,290   $       66,574
                                                                                 ----------------  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                                             $           352   $        4,276
   Accounts payable                                                                          795              878
   Accrued expenses                                                                        3,226            3,218
   Income taxes payable, net                                                                 171              ---
                                                                                 ----------------  ---------------
                          TOTAL CURRENT LIABILITIES                                        4,544            8,372

Long-term debt, net of current portion                                                     3,584            2,368
Deferred income taxes                                                                      3,642            3,642
                                                                                 ----------------  ---------------
                          TOTAL LIABILITIES                                               11,770           14,382
                                                                                 ----------------  ---------------

Commitments and Contingencies

Stockholders' Equity
   Common Stock -- $.01 par value; authorized 20,000,000
        shares; issued 8,492,258 and 8,492,258 shares, respectively                           85               85
   Capital in excess of par value                                                         11,402           11,380
   Retained earnings                                                                      42,509           42,171
   Accumulated other comprehensive loss:
      Unrealized gain on investments available-for-sale, net                                   6                5
      Cumulative foreign currency translation adjustment                                     (62)             (46)
                                                                                 ----------------  ---------------
                                                                                             (56)             (41)
                                                                                 ----------------  ---------------
    Less:   Treasury stock, at cost (421,140 and 418,140 shares, respectively)             1,408            1,403
              Deferred compensation                                                           12              ---
                                                                                 ----------------  ---------------
                          TOTAL STOCKHOLDERS' EQUITY                                      52,520           52,192
                                                                                 ----------------  ---------------
                                                                                 $        64,290   $       66,574
                                                                                 ================  ===============

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                 For the Three Months Ended
                                                       September 30,
                                                   2002             2001
                                              ---------------  ---------------
Net sales                                     $       12,487   $       13,905
Cost of sales                                          8,401            9,544

                                              ---------------  ---------------
  Gross profit                                         4,086            4,361
                                              ---------------  ---------------

Selling, general and administrative expenses           2,962            3,021
Research and development expenses                        669              852

                                              ---------------  ---------------
  Operating expenses                                   3,631            3,873
                                              ---------------  ---------------

                                              ---------------  ---------------
  Income from operations                                 455              488
                                              ---------------  ---------------

Other (income) expense:
  Interest expense                                        60              143
  Interest income                                        (37)             (60)
  Other                                                  (51)             (46)

                                              ---------------  ---------------
                                                         (28)              37
                                              ---------------  ---------------

Income before provision for income taxes                 483              451

Provision for income taxes                               145              153

                                              ---------------  ---------------
Net income                                    $          338   $          298
                                              ===============  ===============

Basic net income per common share             $         0.04   $         0.04
                                              ===============  ===============
Diluted net income per common share           $         0.04   $         0.04
                                              ===============  ===============
Basic weighted average common
  shares outstanding                                   8,071            8,030
                                              ===============  ===============
Diluted weighted average common
  shares outstanding                                   8,157            8,252
                                              ===============  ===============

See accompanying notes to unaudited consolidated financial statements.

                           AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Three Months  Ended September 30,
                                                                      2002                   2001
                                                             ----------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        (In thousands)
                                                                              (unaudited)
   Net income                                                $                 338   $                298
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                          1,312                  1,371
      Loss on disposal of fixed assets                                         115                      1
      Stock award compensation expense                                           4                     91
   Changes in operating assets and liabilities:
      Accounts receivable                                                     (136)                 4,021
      Inventories                                                              505                    222
      Other assets                                                              78                    400
      Accounts payable and accrued expenses                                    (75)                (3,299)
      Income taxes payable                                                     171                   (826)

                                                             ----------------------  ---------------------
   Net cash provided by operating activities                                 2,312                  2,279
                                                             ----------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                    (331)                (1,167)
      Purchase of investments                                                 (993)                   ---
      Proceeds from sale of investments                                      1,000                    ---

                                                             ----------------------  ---------------------
   Net cash used in investing activities                                      (324)                (1,167)
                                                             ----------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                                     (4,145)                  (150)
      Proceeds from the exercise of stock options                              ---                     51

                                                             ----------------------  ---------------------
   Net cash used in financing activities                                    (4,145)                   (99)
                                                             ----------------------  ---------------------

                                                             ----------------------  ---------------------
      Effect of exchange rate changes on cash                                  (15)                    59
                                                             ----------------------  ---------------------

      Net (decrease)/ increase in cash and cash equivalents                 (2,172)                 1,072


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 7,129                  1,659

                                                             ----------------------  ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $               4,957   $              2,731
                                                             ======================  =====================

Supplemental cash flow information:
      Interest paid                                          $                  98   $                154
      Taxes paid                                             $                 ---   $                994

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1)  BASIS OF PRESENTATION:

     The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of September 30, 2002 and the results of its operations for the three month periods ended September 30, 2002 and 2001. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2002. Results for the three month period ended
September 30, 2002 are not necessarily indicative of results which could be expected for the entire year.

(2)  IMPACT  OF  NEW  ACCOUNTING  STANDARDS:

     In July 2002, the Registrant adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. The adoption of SFAS No. 143 did not have any impact on the Registrant's consolidated results of operations or financial position for the quarter ended September 30, 2002.

     In July 2002, the Registrant adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 establishes accounting guidelines for the impairment of long-lived assets to be held and used; to be disposed of other than by sale; and to be disposed of by sale. The adoption of SFAS No. 144 did not have any impact on the Registrant's consolidated results of operations or financial position for the quarter ended September 30, 2002.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity (including restructuring costs) or with a disposal of long-lived assets. Companies will record a liability for exit or disposal activity as such amounts are incurred and can be measured at fair value. The Registrant does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated results of operations or financial position.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(3)  SUPPLEMENTAL  CASH  FLOW  INFORMATION:

     During the three months ended September 30, 2002, the Registrant (i) granted $16 in deferred compensation stock awards, and (ii) adjusted a capital lease relating to its Jacksonville, Florida facility to reflect certain additions to the facility. The adjustment increased both fixed assets and the related long-term debt by $1,437. See Note (7).

(4)  INVENTORIES:

     Inventories included in the accompanying consolidated financial statements consist of the following:

                            September 30,   June 30,
                                2002          2002
                           ---------------  ---------
                               (unaudited)
          Raw materials    $         7,151  $   7,753
          Work-in-process            4,179      3,968
          Finished goods             3,582      3,696
                           ---------------  ---------
                           $        14,912  $  15,417
                           ===============  =========


(5)  EARNINGS  PER  SHARE:

     The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation.

                                                           For the Quarter Ended September 30,

                                                       2002                                     2001
                                                       ----                                     ----
                                        Income        Shares      Per-Share      Income        Shares     Per-Share
                                     (Numerator)   (Denominator)    Amount    (Numerator)   Denominator)    Amount
                                     ------------  -------------  ----------  ------------  ------------  ----------
Basic EPS                            $        338          8,071  $      .04  $        298         8,030  $       04
                                                                  ==========                              ==========
EFFECT OF DILUTIVE SECURITIES:
  Stock options                                               79                                     204
  Deferred compensation
    stock awards                                               7                                      18
                                     ------------  -------------  ----------  ------------  ------------  ----------
DILUTED EPS                          $        338          8,157  $      .04  $        298         8,252  $      .04
                                     ============  =============  ==========  ============  ============  ==========

     Options covering 914 and 867 shares, respectively, have been omitted from the calculation of dilutive EPS for the three months ended September 30, 2002 and 2001, respectively, because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


(6)  COMPREHENSIVE INCOME:

     The Registrant's comprehensive income is as follows:

                                                  For The Three Months Ended
                                                         September 30,
                                                     2002            2001
                                                ---------------  -------------
Net income                                      $          338   $         298
                                                ---------------  -------------
Other comprehensive (loss)/ income
  Foreign currency translation adjustments                 (16)             71
  Unrealized gains on investments, net of tax:               1             108
                                                ---------------  -------------
Other comprehensive (loss)/income                          (15)            179
                                                ---------------  -------------
Comprehensive income                            $          323   $         477
                                                ===============  =============

(7)  INDEBTEDNESS:

     The Registrant maintained two credit facilities with Bank of America, N.A., a revolving line of credit and an equipment facility. Each of these facilities was subject to certain financial covenants, including a requirement to maintain a certain level of annualized earnings before interest, taxes, depreciation and amortization (EBITDA) to current debt plus annual interest payments. As of June 30, 2002, due to the losses incurred by the Registrant during fiscal year 2002, the Registrant was not in compliance with this covenant. The Registrant held discussions with Bank of America, N.A. concerning possible amendments to the terms of the facilities which proved to be unsuccessful. Accordingly, in August 2002, the Registrant repaid the outstanding balance under the equipment facility and terminated both facilities.

     The Registrant leases a facility in Jacksonville, Florida from a partnership controlled by the Registrant's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of September 2002, primarily to reflect certain additions to the facility and market value adjustments as required by the terms of the lease based upon independent appraisals. Effective September 1, 2002, the Registrant is obligated to pay approximately $720 per annum under this lease, an increase from $461 per annum during fiscal year 2002. The payments due over the remaining nine years of this capital lease, including the portion related to interest, total approximately $5,753.

(8)  STOCK  BASED  COMPENSATION:

          On January 16, 2002, the Board of Directors filed a Schedule TO with the Securities and Exchange Commission, and commenced an offer to exchange outstanding options under its existing stock option plans having an exercise price per share of $19.50 or more for new options. The offer expired on February 13, 2002. The Registrant accepted for exchange options to purchase an aggregate of 432,000 shares of Common Stock. On August 15, 2002, the Registrant issued 407,000 new options in exchange for the options tendered and accepted for exchange. The new options were issued at the closing price of the Registrant's Common Stock on August 15, 2002, which was $2.35 per share.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

     The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

     Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risks associated with international sales and sales to the U.S. military, risk of customer contract or sales order cancellations and other risks detailed from time to time in the Registrant's filings with the Securities and Exchange Commission, including, without limitation, those contained under the caption "Item 1. BUSINESS - CAUTIONARY STATEMENTS REGARDING FORWARD - LOOKING STATEMENTS" in the Registrant's Annual Report on Form 10-K. These risks could cause the Registrant's actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrant. Any forward-looking statement represents the Registrant's expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. The Registrant undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.

Overview
--------

     The Registrant returned to profitability in the first quarter of fiscal year 2003 for the first time in four quarters. The improvement was primarily the result of increased sequential quarterly sales and the impact of cost reduction measures put in place during fiscal year 2002.

     The first quarter of this fiscal year continued the trend started in the third quarter of last fiscal year of slow growth in sequential quarterly sales and bookings. The wireless infrastructure and fiber optic markets continue to be very slow compared to the peak levels experienced in fiscal year 2001, while most of the other markets the Registrant serves remain steady. Shipments in the first quarter of last year were being made extensively from the existing backlog of orders. In contrast, in the first quarter of fiscal year 2003, shipments were filled from current orders as customers have been placing orders on short lead times.

     During the quarter ended September 30, 2002, the Registrant used available cash on hand to pay off its outstanding bank debt of $4,047 and terminated its lines of credit. Even giving effect to this repayment, the Registrant ended the quarter with cash, cash equivalents and investments of just under $8,000. This had the effect of significantly improving the Registrant's current and quick ratios. The Registrant also took further steps to reduce inventory and control capital spending.

     The Registrant leases a Jacksonville, Florida facility from an entity controlled by its President, Chief Executive Officer and principal stockholder. Effective September 1, 2002, the rental payments under this lease were adjusted upward to reflect the addition of a new manufacturing plant at the facility. The adjustment was made in accordance with the terms of the lease for the facility based upon a fair market value appraisal. The lease continues to be recorded as a capital lease and consequently increased the Registrant's long-term debt as well as fixed assets by $1,437.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

RESULTS  OF  OPERATIONS
-----------------------

Three  Months  Ended  September  30,  2002  Compared  with  Three  Months  Ended
--------------------------------------------------------------------------------
September 30, 2001
------------------

     Net sales for the three months ended September 30, 2002 decreased 10% to $12,487, compared to $13,905 in the comparable period in the prior fiscal year. The decrease in net sales was primarily the result of decreased sales due to continued weakness in the telecommunication markets.

     Gross margin for the three months ended September 30, 2002 was 33% of net sales, compared to 31% for the comparable period in the prior fiscal year. The increase in gross margin was principally due to lower labor and overhead costs as the result of cost reduction measures taken during fiscal year 2002. These measures included a reduction in headcount, reduced capital spending and general cost controls on discretionary spending. Additionally, the Registrant wrote down certain inventory to net realizable value in the first quarter of fiscal year 2002. There were no significant inventory write-downs in the first quarter of fiscal year 2003.

     Selling, general and administrative expenses for the three months ended September 30, 2002 decreased 2% to $2,962, compared to $3,021 in the comparable period in the prior fiscal year. The decrease was the result of the cost reduction measures implemented during fiscal year 2002, as discussed above.

     Research and development expenses for the three months ended September 30, 2002 decreased 21% to $669, compared to $852 in the comparable period in the prior fiscal year. A reduction in research and development spending was among the cost reduction measures referred to above. Additionally, certain costs for developing products and processes are now included in cost of sales to the extent these products and processes have entered into the production stage of their development.

     Bookings for the three months ended September 30, 2002 were $12,233, compared to $10,157 for the three months ended September 30, 2001. Cancellations have returned to historical levels, but bookings remain low, particularly in the fiber optic and semiconductor manufacturing equipment sectors. Bookings improved in nearly all product lines as compared to the first quarter of fiscal year 2002 and have increased modestly in most product lines over the past three quarters.

     The backlog of unfilled orders at September 30, 2002 was $9,035, compared to $12,545 at September 30, 2001 and $9,310 at June 30, 2002. The decrease in backlog compared to September 30, 2001 is primarily the result of customers placing orders with shorter delivery requirements. During the early part of fiscal year 2002, the Registrant was still shipping orders from backlog that had accumulated months earlier.

     As a result of the foregoing, net income for the three months ended September 30, 2002 was $338, or $.04 per common share ($.04 per common share assuming dilution), compared to net income of $298, or $.04 per common share ($.04 per common share assuming dilution), for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Registrant's financial position at September 30, 2002 remains strong as evidenced by working capital of $29,613, and stockholders' equity of $52,520. The Registrant's current ratio at September 30, 2002 was 7.5:1, compared to a current ratio of 4.4:1 at June 30, 2002. The Registrant's quick ratio at September 30, 2002 was 3.2:1 as compared to 2.0:1 at June 30, 2002. The improvement in the Registrant's current and quick ratios was primarily due to the use of available cash to pay off bank debt (all of which was recorded as current liabilities at June 30, 2002).

     Cash, cash equivalents and investments decreased by $2,180 to $7,974 at September 30, 2002 from $10,154 at June 30, 2002, primarily the result of retiring the bank debt as described below, offset partially by positive operating cash flows in excess of capital expenditures. Accounts receivable increased by $136 to $6,464 at September 30, 2002 from $6,328 at June 30, 2002. Inventories decreased by $505 to $14,912 at September 30, 2002 from $15,417 at June 30, 2002. Accounts payable and accrued expenses decreased by $75 to $4,021 at September 30, 2002 from $4,096 at June 30, 2002.

     The  Registrant  had  available two credit facilities with Bank of America,
N.A.: a revolving line of credit of $4,000 and an equipment line of credit of $8,500. The outstanding principal balance under both lines bore interest at 1.5% above the one month rate for U.S. Dollar deposits on the London Interbank Market ("LIBOR"). These credit facilities were subject to certain financial covenants, including a requirement to maintain a certain level of annualized earnings before interest, taxes, depreciation and amortization (EBITDA) to current debt plus annual interest payments. As of June 30, 2002, due to the losses incurred by the Registrant during fiscal year 2002, the Registrant was not in compliance with this covenant. The Registrant held discussions with Bank of America, N.A concerning possible amendments to the terms of the facility which proved to be unsuccessful. Accordingly, in August 2002, the Registrant repaid the outstanding balance of the equipment facility and terminated both the equipment facility and the revolving line of credit. The Registrant believes that cash on hand, investments and cash flow from operations will be sufficient to fund its ongoing cash requirements for the foreseeable future.

     The Registrant leases a facility in Jacksonville, Florida from a partnership controlled by the Registrant's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of September 2002, primarily to reflect certain additions to the facility and market value adjustments based upon independent appraisals. Effective September 1, 2002, the Registrant is obligated to pay approximately $720 per annum under this lease, an increase from $461 per annum during fiscal year 2002. The payments due over the remaining nine years of this capital lease, including the portion related to interest, total approximately $5,753.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


     Capital expenditures for the three months ended September 30, 2002 totaled $331, excluding adjustments to the capital lease discussed above, expenditures for machinery and equipment and planned leasehold improvements. The Registrant intends to use cash on hand to finance budgeted capital expenditures, primarily for equipment acquisition, of approximately $2,000 for the remainder of fiscal year 2003.

Aggregate contractual obligations as of September 30, 2002 mature as follows:

                                    Payments Due by Period (in 000's)
                               -----------------------------------------
                                        Less
                                       than 1    1- 3    4- 5   After 5
Contractual Obligations        Total    year    years   years    years
-----------------------------  ------  -------  ------  ------  --------
Bank Debt                      $  ---  $   ---  $  ---  $  ---  $    ---
Capital Lease Obligations       3,936      352   1,241   1,050     1,293
Operating Leases                2,610      544   1,246     820       ---
                               ------  -------  ------  ------  --------
Total Contractual Obligations  $6,546  $   896  $2,487  $1,870  $  1,293
                               ======  =======  ======  ======  ========

     As described previously, in July 2002, the Registrant repaid the outstanding balance of its equipment line from Bank of America, N.A. Accordingly, the Registrant currently has no outstanding long-term bank debt, or available committed lines of credit.

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

CRITICAL  ACCOUNTING  POLICIES
------------------------------

     The Securities and Exchange Commission (the "SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Registrant's significant accounting policies are described in Note 1 to its consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The Registrant believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


Allowances  for  Doubtful  Accounts  Receivable
-----------------------------------------------

     The Registrant performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and customer's current creditworthiness, as determined by its review of the customer's current credit information. The Registrant continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues that the Registrant has identified. While such credit losses have historically been within the Registrant's expectations and the allowances established, the Registrant cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Should the financial position of its customers deteriorate resulting in an impairment of their ability to pay amounts due, the Registrant's revised estimate of such losses may negatively impact its operating results in the future.

Sales  Returns  and  Allowances
-------------------------------

     In the ordinary course of business, the Registrant accepts returns of products sold for various reasons and grants sales allowances to customers. While the Registrant engages in extensive product quality control programs and processes, its level of sales returns is affected by, among other things, the quality of its manufacturing processes. The Registrant maintains an allowance for sales returns and allowances based upon historical returns and allowances granted. While such returns and allowances have historically been within the Registrant's expectations, actual return and allowance rates in the future may differ from current estimates, which could negatively impact its operating results in the future.

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

IMPACT  OF  NEW  ACCOUNTING  STANDARDS:
---------------------------------------

     In July 2002, the Registrant adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. The adoption of SFAS No. 143 did not have any impact on the Registrant's consolidated results of operations or financial position for the quarter ended September 30, 2002.

     In July 2002, the Registrant adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 establishes accounting guidelines for the impairment of long-lived assets to be held and used; to be disposed of other than by sale; and to be disposed of by sale. The adoption of SFAS No. 144 did not have any impact on the Registrant's consolidated results of operations or financial position for the quarter ended September 30, 2002.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity (including restructuring costs) or with a disposal of long-lived assets. Companies will record a liability for exit or disposal activity as such amounts are incurred and can be measured at fair value. The Registrant does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated results of operations or financial position.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Registrant has identified two market risks relative to its business: foreign currency exchange rate risk and commodity price risk. The Registrant has managed its market risk exposures in order to minimize their potential impact on its consolidated financial condition and results of operations.
Specifically:

     a)   Foreign  currency  exchange  rate risk. With the exception of sales by
          ---------------------------------------
          the Registrant's wholly-owned subsidiary, in Sweden (which are denominated in Krona), all transactions are, or are anticipated to be, denominated in U.S. Dollars. The Registrant has not experienced any significant impact from exchange rate fluctuation in the past, and does not anticipate a significant impact due to exchange rate fluctuation in the foreseeable future.

     b)   Commodity price risk. Following substantial reductions in the price of
          ---------------------
          palladium, prices for this precious metal, which is used in the manufacture of the Registrant's capacitors, have stabilized. The Registrant believes that, based upon its current levels of production and inventories of palladium, it will need to buy additional quantities of palladium later in the fiscal year at prevailing market prices. Additionally, the Registrant believes that the price of palladium will remain stable due to the lower demand coming from the electronics industry.

     The Registrant had identified two other market risks in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002: interest rate risk and security price risk. During the quarter ended September 30, 2002, the Registrant repaid all of its outstanding bank debt. See Note 7 to Notes to Unaudited Consolidated Financial Statements and "Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Consequently, at the present time, the Registrant does not consider interest rate risk to be a market risk relative to its business. In addition, all of the securities currently held by the Registrant for investment are government securities with maturities of less than one year. Accordingly, at the present time, the Registrant does not consider security price risk to be a market risk relative to its business.

ITEM  4.     CONTROLS  AND  PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures
-----------------------------------------------------

     In response to the requirements of the Sarbanes-Oxley Act of 2002, the Registrant reviewed and modified its "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-4(c)). Within 90 days prior to the date of this report (the "Evaluation Date"), the Registrant's President and Chief Executive Officer and Vice President, Controller carried out an evaluation of the effectiveness of these disclosure controls and procedures. Based on that evaluation, these officers concluded that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Registrant and the Registrant's consolidated subsidiaries would be made known to them by others within those entities.

Changes  in  Internal  Controls
-------------------------------

     Subsequent to the Evaluation Date, there were no significant changes in the Registrant's internal controls, or to the Registrant's knowledge, in other factors that could significantly affect these controls.

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

EXHIBIT  NO.     DESCRIPTION
------------     -----------

3(a)(i)     -    Certificate  of  Incorporation  of  the  Registrant.

3(a)(ii)    -    Amendment  to  Certificate  of  Incorporation.  (1)

3(b)(i)     -    By-laws  of  the  Registrant.

9(a)(i)     -    Restated  Shareholders' Agreement, dated April 15, 1985, among
                 Victor  Insetta,  Joseph  Mezey,  Joseph  Colandrea  and the
                 Registrant.

10(b)       -    Lease,  dated September 1, 2002, between Stepar Leasing, LLC and  the  Registrant  for  premises  at  15  Stepar  Place,
                 Huntington  Station,  N.Y.  (13)

10(c)(i)    -    Form  of  1985  Employee  Stock  Sale  Agreement  between the
                 Registrant  and  various  employees.

10(c)(ii)   -    Form  of Employee Stock Bonus Agreement, dated as of July 1,
                 1993,  between  the  Registrant  and  various employees. (2)

10(c)(iii)  -    Form  of  Employee Stock Bonus Agreement, dated as of April
                 19,  1994, between the Registrant and various employees. (2)

10(c)(iv)   -    Form  of  Employee  Stock Bonus Agreement, dated as of April
                 20,  1995, between the Registrant and various employees. (3)

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

10(g)(iii) -     Profit  Bonus Plan, dated April 19, 1995, and effective for the  fiscal  years  beginning  July  1,  1994.  (3)

10(g)(iv)  -     Employment  Agreement,  dated  April 3, 1985, between Victor
                 Insetta  and  the Registrant, and Amendments No. 1 through 4 thereto.  (1)

10(g)(v)   -     Amendment  No.  5,  dated  as  of  September  11,  1998,  to
                 Employment  Agreement  between  Victor  Insetta  and  the
                 Registrant.  (5)

10(g)(vi)  -     Managers  Profit  Bonus  Plan,  dated  December 7, 1999, and effective  January  1,  2000.  (7)

10(h)      -     Employment  Agreement,  dated September 1, 2000, between the
                 Registrant  and  Richard  Monsorno.  (9)

10(k)      -     Consulting  Agreement,  dated  October  2000,  between  the
                 Registrant  and  Stuart  P.  Litt.  (9)

10(m)(i)   -     American  Technical  Ceramics  Corp.  1997 Stock Option Plan.
(4)

10(m)(ii)  -     American Technical Ceramics Corp. 2000 Incentive Stock Plan.
                 (7)

10(o)(i)   -     Loan  Agreement,  dated  November  25,  1998,  between  the
                 Registrant  and  NationsBank,  N.A.  (6)

10(o)(ii)  -     Amendment to Loan Agreement, dated February 4, 1999, between the  Registrant  and  NationsBank,  N.A.  (7)

10(o)(iii) -     Second  Amendment  to Loan Agreement, dated April 13, 2000, between  the  Registrant  and  Bank  of  America,  N.A.,  as successor  to  NationsBank,  N.A.  (7)

10(o)(iv)  -     Third  Amendment  to Loan Agreement, dated October 26, 2000, between  the  Registrant  and  Bank  of  America,  N.A.,  as successor  to  NationsBank,  N.A.  (10)

10(o)(v)   -     Fourth  Amendment  to  Loan  Agreement, dated March 30, 2001, between  the  Registrant  and  Bank  of  America,  N.A.,  as successor  to  NationsBank,  N.A.  (10)

10(p)      -     Second  Amended  and Restated Employment Agreement, dated as of  December 31, 2001 between Judah Wolf and the Registrant.
                 (11)

10(q)      -     Mortgage Note between American Technical Ceramics Corp. and
                 European American Bank, N.A., dated as of August 17, 2000.
                 (8)

10(r)      -     Employment  Agreement,  dated  April  10,  2001, between the
                 Registrant  and  David  Ott.  (10)

10(r)(i)   -     Amendment  to  Employment  Agreement,  dated as of January 1,
                 2001,  between  David  Ott  and  the  Registrant.  (11)

21         -     Subsidiaries  of  the  Registrant.  (12)
------------------------
1. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

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

8. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

9. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

10. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

11.  Incorporated  by  reference  to  the  Registrant's Quarterly Report on Form
     10-Q/A  for  the  quarterly  period  ended  March  31,  2002.

12. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

13.  Filed  herewith.

(b)                              REPORTS  ON  FORM  8-K
                                 ----------------------

     On September 27, 2002, the Registrant furnished a report on Form 8-K together with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The report on Form 8-K contained the certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



                        AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)


     DATE:     November 13, 2002                     BY:  /s/ VICTOR INSETTA
                                                          ------------------
                                                           Victor  Insetta
                                                       President and Director
                                                   (Principal Executive Officer)




     DATE:     November 13, 2002                    BY:  /s/ ANDREW R. PERZ
                                                         ------------------
                                                           Andrew R. Perz
                                                    Vice President, Controller
                                                  (Principal Accounting Officer)

I,  Andrew  R.  Perz,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of American Technical Ceramics Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Dated:  November 13, 2002                    /s/  ANDREW R. PERZ
                                                       -------------------
                                                    Vice President, Controller
                                                  (Principal Accounting Officer)

I,  Victor  Insetta,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of American Technical Ceramics Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Dated:  November 13, 2002                /s/  VICTOR INSETTA
                                                   -------------------
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)