Form 10-Q
period 2002-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2003-02-13
CIK 766430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

    (X)     Quarterly  Report  Pursuant  to  Section  13  or  15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  (  X  )    No  (   )

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).    Yes  (   )    No  (  X  )

As of February 4, 2003, the Registrant had outstanding 8,075,618 shares of Common Stock, par value $.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                             AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except per share data)


                                                                             DEC. 31, 2002    JUNE 30, 2002
                                                                            ---------------  ---------------
ASSETS                                                                          (unaudited)
Current assets
   Cash (including cash equivalents of $471 and
      $3,606, respectively)                                                 $         6,252  $        7,129
   Investments                                                                        3,013           3,025
   Accounts receivable, net                                                           5,633           6,328
   Inventories                                                                       15,058          15,417
   Deferred income taxes, net                                                         2,284           2,284
   Other current assets                                                               2,835           2,564
                                                                            ---------------  ---------------
                      TOTAL CURRENT ASSETS                                           35,075          36,747
                                                                            ---------------  ---------------

Property, plant and equipment, net of accumulated depreciation
   and amortization of $34,651 and $32,158, respectively                             28,804          29,740
Other assets, net                                                                        47              87
                                                                            ---------------  ---------------
                      TOTAL ASSETS                                          $        63,926  $       66,574
                                                                            ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt  (including related party debt of
      $337 and $205, respectively)                                          $           362  $        4,276
   Accounts payable                                                                     986             878
   Accrued expenses                                                                   3,126           3,218
                                                                            ---------------  ---------------
                                                                                      4,474           8,372

Long-term debt, net of current portion  (including related party debt of
      $3,472 and $2,338, respectively)                                                3,490           2,368
Deferred income taxes                                                                 3,642           3,642
                                                                            ---------------  ---------------
                      TOTAL LIABILITIES                                              11,606          14,382
                                                                            ---------------  ---------------

Commitments and Contingencies

Stockholders' Equity
   Common Stock -- $.01 par value; authorized 20,000
        shares; issued 8,497 and 8,492 shares, respectively                              85              85
   Capital in excess of par value                                                    11,415          11,380
   Retained earnings                                                                 42,179          42,171
   Accumulated other comprehensive loss:
      Unrealized gain on investments available-for-sale, net                              5               5
      Cumulative foreign currency translation adjustment                                 52             (46)
                                                                            ---------------  ---------------
                                                                                         57             (41)
                                                                            ---------------  ---------------
    Less:   Treasury stock, at cost (421 and 418 shares, respectively)                1,408           1,403
              Deferred compensation                                                       8             ---
                                                                            ---------------  ---------------
                      TOTAL STOCKHOLDERS' EQUITY                                     52,320          52,192
                                                                            ---------------  ---------------

                                                                            $        63,926  $       66,574
                                                                            ===============  ===============

See accompanying notes to unaudited consolidated financial statements.

                                       AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share data)


                                                 For the Three Months Ended Dec. 31,        For the Six Months Ended Dec. 31,
                                                     2002                  2001                2002                 2001
                                              -------------------  --------------------  -----------------  --------------------
Net sales                                     $           11,561   $            11,582   $         24,048   $            25,487
Cost of sales                                              8,132                 9,246             16,533                18,790

                                              -------------------  --------------------  -----------------  --------------------
   Gross profit                                            3,429                 2,336              7,515                 6,697
                                              -------------------  --------------------  -----------------  --------------------

Selling, general and administrative expenses               2,813                 3,135              5,775                 6,155
Research and development expenses                            664                   833              1,333                 1,685
Other                                                        342                    (7)               291                   (53)
                                              -------------------  --------------------  -----------------  --------------------
   Operating expenses                                      3,819                 3,961              7,399                 7,787
                                              -------------------  --------------------  -----------------  --------------------

                                              -------------------  --------------------  -----------------  --------------------
   (Loss)/ income from operations                           (390)               (1,625)               116                (1,090)
                                              -------------------  --------------------  -----------------  --------------------

Other (income) expense:
   Interest expense                                          104                   130                164                   273
   Interest income                                           (21)                  (76)               (58)                 (136)
   Other                                                     ---                  (106)               ---                  (106)

                                               -------------------  --------------------  -----------------  -------------------
                                                              83                   (52)               106                    31
                                               -------------------  --------------------  -----------------  -------------------

(Loss)/ income before provision for
    income taxes                                            (473)               (1,573)                10                (1,121)

(Benefit from)/ provision for income taxes                  (143)                 (535)                 2                  (381)

                                              -------------------  --------------------  -----------------  --------------------
Net (loss)/ income                            $             (330)  $            (1,038)  $              8   $              (740)
                                              ===================  ====================  =================  ====================

Basic net (loss)/ income per common share     $            (0.04)  $             (0.13)  $           0.00   $             (0.09)
                                              ===================  ====================  =================  ====================

Diluted net (loss)/ income per common share   $            (0.04)  $             (0.13)  $           0.00   $             (0.09)
                                              ===================  ====================  =================  ====================

Basic weighted average common
  shares outstanding                                       8,073                 8,047              8,072                 8,038
                                              ===================  ====================  =================  ====================

Diluted weighted average common
  shares outstanding                                       8,073                 8,047              8,224                 8,038
                                              ===================  ====================  =================  ====================

See accompanying notes to unaudited consolidated financial statements.

                           AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the Six Months Ended December 31,
                                                                      2002                  2001
                                                              --------------------  --------------------
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                         (unaudited)
   Net income/(loss)                                          $                 8   $              (740)
   Adjustments to reconcile net income/(loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                         2,663                 2,614
      Loss on disposal of fixed assets                                        391                    19
      Stock award compensation expense                                          8                   192
      Realized gain on sale of investments                                    ---                  (109)
      Changes in operating assets and liabilities:
      Accounts receivable                                                     695                 5,872
      Inventories                                                             359                   917
      Other assets                                                           (226)                  126
      Accounts payable and accrued expenses                                    16                (3,636)
      Income taxes payable                                                    ---                (1,361)

                                                              --------------------  --------------------
   Net cash provided by operating activities                                3,914                 3,894
                                                              --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                   (674)               (1,925)
      Purchase of investments                                                (993)               (1,053)
      Proceeds from sale of investments                                     1,000                 1,635
      Proceeds from sale of fixed assets                                      ---                    26

                                                              --------------------  --------------------
   Net cash used in investing activities                                     (667)               (1,317)
                                                              --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                                    (4,229)                 (302)
      Proceeds from the exercise of stock options                              13                   132
                                                              --------------------  --------------------
   Net cash used in financing activities                                   (4,216)                 (170)
                                                              --------------------  --------------------

                                                              --------------------  --------------------
      Effect of exchange rate changes on cash                                  92                    57
                                                              --------------------  --------------------


      Net (decrease)/ increase in cash and cash equivalents                  (877)                2,464


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                7,129                 1,659


                                                              --------------------  --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $             6,252   $             4,123
                                                              ====================  ====================

Supplemental cash flow information:
      Interest paid                                           $               201   $               294
      Taxes paid                                              $               ---   $               994

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1)  BASIS  OF  PRESENTATION:

     The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of December 31, 2002 and the results of its operations for the three and six month periods ended December 31, 2002 and 2001. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Results for the three and six month periods ended December 31, 2002 are not necessarily indicative of results which could be expected for the entire year.

(2)  IMPACT  OF  NEW  ACCOUNTING  STANDARDS:

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring costs. Companies will record a liability for exit or disposal activity as such amounts are incurred and can be measured at fair value. The Registrant does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated results of operations or financial position.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS No. 148"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for interim periods beginning after December 15, 2002 and for annual periods ending after December 15, 2002. The Registrant plans to continue to apply the intrinsic value-based method to account for stock options and will comply with the new disclosure requirements beginning with the third quarter of fiscal year 2003.

     In December 2002, the Registrant adopted the Financial Accounting Standards Board issued Statement of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). Fin No. 45 provides the interpretation of FASB Statements No. 5, 57 and 107 and the rescission of FASB Interpretation No. 34. The implementation of this accounting pronouncement did not have any effect on the Registrant's results of operations, financial position or cash flows.

     Although the Registrant does not explicitly warranty its products, return of defective product is generally accepted. The Registrant provides for estimated sales returns when the underlying sale is made. Product returns have not historically been significant.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


(3)  SUPPLEMENTAL  CASH  FLOW  INFORMATION:

     During the six months ended December 31, 2002, the Registrant (i) granted, on July 1, 2002, $16 in deferred compensation stock awards that vest ratably throughout fiscal year 2003, and (ii) adjusted a capital lease relating to its Jacksonville, Florida facility to reflect certain additions to the facility. The adjustment increased both fixed assets and the related long-term debt by $1,437. See Note (7).

     During the six months ended December 31, 2002, the Registrant recorded a pretax charge of $391 relating to the disposal of certain assets no longer used in its manufacturing process.

(4)  INVENTORIES:

     Inventories included in the accompanying consolidated financial statements consist of the following:

                                   December 31,    June 30,
                                      2002           2002
                                   ------------   -----------
                                   (unaudited)
                Raw materials      $    6,899     $    7,753
                Work-in-process         4,420          3,968
                Finished goods          3,739          3,696
                                   ------------   -----------
                                   $   15,058     $   15,417
                                   ============   ===========

(5)  EARNINGS  PER  SHARE:

     The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation.

                                                  For the Three Months Ended December 31,

                                                 2002                                 2001
                                                 ====                                 ====

                                  (Loss)/                                (Loss)/
                                   Income        Shares     Per-Share    Income         Shares     Per-Share
                                (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                -----------  -------------  ---------  -----------  -------------  ---------
Basic EPS                       $     (330)          8,073  $  (.04)   $  (1,038)          8,047  $    (.13)
                                                            =========                              =========
Effect of Dilutive Securities:
  Stock options                        ---             ---                    ---             ---
  Deferred compensation
     stock awards                      ---             ---                    ---             ---

                                -----------  -------------  ---------  -----------  -------------  ---------
Diluted EPS                     $     (330)          8,073  $  (.04)   $  (1,038)          8,047  $    (.13)
                                ===========  =============  =========  ===========  =============  =========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(5)  EARNINGS  PER  SHARE  (CONTINUED):


                                                    For the Six Months Ended December 31,

                                                  2002                                 2001
                                                  ----                                 ----
                                                                         (Loss)/
                                  Income         Shares      Per-Share   Income        Shares       Per-Share
                                (Numerator)   (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                ------------  -------------  ---------  -----------  -------------  ---------
Basic EPS                       $          8          8,072  $    0.00  $     (740)          8,038  $  (0.09)
                                                             =========                              =========

Effect of Dilutive Securities:
  Stock options                          ---            145                    ---             ---
  Deferred compensation
     stock awards                        ---              7                    ---             ---

                                ------------  -------------  ---------  -----------  -------------  ---------
Diluted EPS                     $          8          8,224  $    0.00  $     (740)          8,038  $  (0.09)
                                ============  =============  =========  ===========  =============  =========

     Options covering 665 and 1,300 shares, respectively, have been omitted from the calculation of dilutive EPS for the three months ended December 31, 2002 and 2001, respectively, because their inclusion would have been antidilutive.

(6)  COMPREHENSIVE  INCOME/(LOSS):

     The  Registrant's  comprehensive  income/(loss)  is  as  follows:


                                                    For The Three Months Ended
                                                            December 31,
                                                      2002             2001
                                                 ===============  ==============
Net loss                                         $         (330)  $      (1,038)
                                                 ---------------  --------------

Other comprehensive income/(loss):
  Foreign currency translation adjustments                  114              (4)
  Unrealized losses on investments, net of tax               (1)           (138)
                                                 ---------------  --------------

Other comprehensive income/(loss)                           113            (142)
                                                 ---------------  --------------

Comprehensive loss                               $         (217)  $      (1,180)
                                                 ===============  ==============

                                                     For The Six Months Ended
                                                            December 31,
                                                      2002             2001
                                                 ===============  ==============
Net income/(loss)                                $            8   $        (740)
                                                 ---------------  --------------

Other comprehensive income/(loss)
  Foreign currency translation adjustments                   98              67
  Unrealized loss on investments, net of tax                ---             (30)
                                                 ---------------  --------------

Other comprehensive income                                   98              37
                                                 ---------------  --------------

Comprehensive income/(loss)                      $          106   $        (703)
                                                 ===============  ==============

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(7)  INDEBTEDNESS:

     Prior to August 2002, the Registrant maintained two credit facilities with Bank of America, N.A., a revolving line of credit and an equipment facility. Each of these facilities was subject to certain financial covenants, including a requirement to maintain a certain level of annualized earnings before interest, taxes, depreciation and amortization (EBITDA) to current debt plus annual interest payments. As of June 30, 2002, due to the losses incurred by the Registrant during fiscal year 2002, the Registrant was not in compliance with this covenant. The Registrant held discussions with Bank of America, N.A. concerning possible amendments to the terms of the facilities which proved to be unsuccessful. Accordingly, in August 2002, the Registrant repaid the outstanding balance under the equipment facility and terminated both facilities.

     The Registrant leases a facility in Jacksonville, Florida from a partnership controlled by the Registrant's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of September 2002, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility as required by the terms of the lease. Each such adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective September 1, 2002, the Registrant is obligated to pay approximately $720 per annum under this lease, an increase from $461 per annum during fiscal year 2002. The payments due over the remaining eight years of this capital lease, including the portion related to interest, total approximately $5,573.

(8)  STOCK  BASED  COMPENSATION:

     On January 16, 2002, the Registrant filed a Schedule TO with the Securities and Exchange Commission, and commenced an offer to exchange outstanding options under its existing stock option plans having an exercise price per share of $19.50 or more for new options. The offer expired on February 13, 2002. The Registrant accepted for exchange options to purchase an aggregate of 432 shares of Common Stock. On August 15, 2002, the Registrant issued 407 new options in exchange for the options tendered and accepted for exchange. The new options were issued at the closing price of the Registrant's Common Stock on August 15, 2002, which was $2.35 per share.

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

Overview
--------

     The Registrant experienced a loss in the second quarter of fiscal year 2003 following the first profitable quarter in a year, demonstrating the volatile nature of the electronic components industry. Sales declined compared to the first quarter of this fiscal year, due in part to the annual shutdown at the end of December resulting in a quarter with one less working week. Operating expenses declined for the same reason, albeit at a lower rate due to the fixed nature of certain expenses.

     Despite lower sales levels, net results for the three and six months improved from the comparable periods in the prior fiscal year due to cost reduction and control measures put in place during the prior fiscal year. Additionally, inventory has stabilized at levels appropriate for the current business environment. As a result, there have been no write-downs of inventory to net realizable value in the current fiscal year as had occurred in the comparable periods in the prior fiscal year. These benefits were partially offset by a pretax charge of $362 relating to the disposal of certain assets no longer used in the Registrant's manufacturing process.

     The trend of increased bookings continued during the second quarter of fiscal year 2003 due to strong orders from the military market. Although orders placed in recent quarters generally have required short delivery lead times, certain orders placed in the second quarter are expected to be delivered several quarters in the future.

     The Registrant continues to add resources selectively where it sees opportunities for current or future growth.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

RESULTS  OF  OPERATIONS
-----------------------

Three Months Ended December 31, 2002 Compared with Three Months Ended December
------------------------------------------------------------------------------
31, 2001
---------

     Net sales for the three months ended December 31, 2002 were $11,561, essentially level compared to the $11,582 recorded in the comparable period in the prior fiscal year.

     Gross margin for the three months ended December 31, 2002 was 29.7% of net sales, compared to 20.2% for the comparable period in the prior fiscal year. The increase in gross margin was principally due to the absence of inventory write-downs to net realizable value as occurred in the comparable period last year. Cost of sales for the three months ended December 31, 2001 were negatively impacted by a charge of $830 to reduce certain inventory to net realizable value. The Registrant believes that its inventory is now at levels appropriate for the current business environment.

     Selling, general and administrative expenses for the three months ended December 31, 2002 decreased 10% to $2,813, compared to $3,135 in the comparable period in the prior fiscal year. The decrease was due to decreased bonuses and a lack of expenses related to the Registrant's former sales office in England, which was closed during the second quarter of the prior fiscal year.

     Research and development expenses for the three months ended December 31, 2002 decreased 20% to $664, compared to $833 in the comparable period in the prior fiscal year. A reduction in research and development spending (in the form of reduced headcount and discretionary spending) was among the cost reduction measures put into place last fiscal year.

     The  Registrant  recorded  other expense of $342 for the three months ended
December 31, 2002, compared to other income of $7 in the comparable period in the prior fiscal year. The other expense for the current three month period related primarily to a pretax charge of $362 due to the disposal of certain assets no longer used in the Registrant's manufacturing process.

     Interest expense for the three months ended December 31, 2002 decreased 20% to $104, compared to $130 in the comparable period in the prior fiscal year. The Registrant retired its bank debt during the first quarter of the current fiscal year resulting in reduced interest expense.

     Interest Income for the three months ended December 31, 2002 decreased 72% to $21, compared to $76 in the comparable period in the prior fiscal year. The decrease was due to a lower amount of cash available for investing due to the retiring of the bank debt, as well as lower prevailing interest rates during the period.

     Other income was nil during the three months ended December 31, 2002. In comparison, during the three months ended December 31, 2001, the Registrant recorded a gain on the sale of investments of $109.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     Bookings for the three months ended December 31, 2002 were $13,248, compared to $9,452 for the three months ended December 31, 2001. The increase is partly due to strong orders from the military market. Bookings have improved significantly across all product lines. Delivery times and price are key factors in obtaining orders. The Registrant believes its current levels of inventories should enable it to meet customer delivery requirements in the time frames currently required by customers.

     The backlog of unfilled orders was $10,814 at December 31, 2002, compared to $10,644 at December 31, 2001 and $9,325 at June 30, 2002. The increase in backlog was primarily due to the increase in orders from the military market which the Registrant expects to ship over the next several quarters. However, the Registrant anticipates that, in general, customers will continue to place orders with short delivery requirements for the foreseeable future resulting in backlog becoming a less important indicator of the Registrant's business.

     As a result of the foregoing, net loss for the three months ended December 31, 2002 was $330, or ($.04) per common share (($.04) per common share assuming dilution), compared to net loss of $1,038, or ($.13) per common share (($.13) per common share assuming dilution), for the comparable period in the prior fiscal year.

Six Months Ended December 31, 2002 Compared with Six Months Ended December 31,
------------------------------------------------------------------------------
2001
----

     Net sales for the six months ended December 31, 2002 decreased 6% to $24,048, compared to $25,487 in the comparable period in the prior fiscal year. The decrease in net sales was primarily the result of decreased sales volume across all major product lines due to the economic downturn affecting the entire electronic component industry. Sales were down in all market sectors except the medical equipment sector.

     Gross margin for the six months ended December 31, 2002 was 31.3% of net sales, compared to 26.3% for the comparable period in the prior fiscal year. The increase in gross margin was principally due to the absence of inventory write-downs to net realizable value as occurred in the comparable period last year. Cost of sales for the six months ended December 31, 2001 were negatively impacted by a charge of $1,427 to reduce certain inventory to net realizable value.

     Selling, general and administrative expenses for the six months ended December 31, 2002 decreased 6% to $5,775, compared to $6,155 in the comparable period in the prior fiscal year. The decrease was due in part to decreased stock bonus accruals as a result of a lower market price for the Registrant's Common Stock and decreased payroll related expenses due to headcount reductions instituted in the first and fourth quarters of fiscal year 2002. In addition, during the comparable period in the prior fiscal year, the Registrant incurred severance costs of $203 in connection with headcount reductions in the United States and England, and professional fees in connection with closing the Registrant's sales office in England during the second quarter of last fiscal year. The effects of these non-recurring costs (plus the costs associated with operating the sales office in England prior to its closure) were offset partially by increased professional fees and expenses incurred during the first six months of the current fiscal year related to opening a sales office in China.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     Research and development expenses for the six months ended December 31, 2002 decreased 21% to $1,333, compared to $1,685 in the comparable period in the prior fiscal year. The decrease in research and development spending was due to the cost reduction measures referred to above, partially offset by a pretax charge of $29 relating to the disposal of certain internally designed equipment.

     The Registrant recorded other expense of $291 for the six months ended December 31, 2002, compared to other income of $53 in the comparable period in the prior fiscal year. The other expense for the current six month period related primarily to a pretax charge of $362 due to the disposal of certain assets no longer used in the Registrant's manufacturing process.

     Interest expense for the six months ended December 31, 2002 decreased 40% to $164, compared to $273 in the comparable period in the prior fiscal year. The Registrant retired its bank debt during the first quarter of the current fiscal year resulting in reduced interest expense.

     Interest income for the six months ended December 31, 2002 decreased 57% to $58, compared to $136 in the comparable period in the prior fiscal year. The decrease was due to a lower amount of cash available for investing due to the retiring of the bank debt, as well as lower prevailing interest rates during the period.

     Other income was nil for the six months ended December 31, 2002. In comparison, during the six months ended December 31, 2001, the Registrant recorded a gain on the sale of investments of $109.

     The Registrant was at breakeven for the six months ended December 31, 2002 despite lower sales than the comparable period last fiscal year, primarily due to the cost reduction measures employed by the Registrant and the absence of inventory write-downs to net realizable value as occurred in the comparable period last year.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Registrant's financial position at December 31, 2002 remains strong as evidenced by working capital of $30,601, and stockholders' equity of $52,320. The Registrant's current ratio at December 31, 2002 was 7.8:1, compared to a current ratio of 4.4:1 at June 30, 2002. The Registrant's quick ratio at December 31, 2002 was 3.3:1, compared to 2.0:1 at June 30, 2002. The improvement in the Registrant's current and quick ratios was primarily due to the use of available cash to pay off bank debt (all of which was recorded as current liabilities at June 30, 2002).

     Cash, cash equivalents and investments decreased by $889 to $9,265 at December 31, 2002 from $10,154 at June 30, 2002, primarily as a result of retiring bank debt, offset partially by positive operating cash flows in excess of capital expenditures. Accounts receivable decreased by $695 to $5,633 at December 31, 2002 from $6,328 at June 30, 2002, due to lower sales in the quarter ended December 31, 2002. Inventories decreased by $359 to $15,058 at December 31, 2002 from $15,417 at June 30, 2002. Accounts payable and accrued expenses increased by $16 to $4,112 at December 31, 2002 from $4,096 at June 30, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     The Registrant leases a facility in Jacksonville, Florida from a partnership controlled by the Registrant's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of September 2002, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility as required by the terms of the lease. Each such adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective September 1, 2002, the Registrant is obligated to pay approximately $720 per annum under this lease, an increase from $461 per annum during fiscal year 2002. The payments due over the remaining eight years of this capital lease, including the portion related to interest, total approximately $5,573.

     Capital expenditures for the six months ended December 31, 2002 totaled $674, including expenditures for machinery and equipment and planned leasehold improvements, but excluding the adjustment to the capital lease discussed above. The Registrant intends to use cash on hand to finance budgeted capital expenditures of approximately $1,400 for the remainder of fiscal year 2003, primarily for equipment acquisitions.

Aggregate contractual obligations as of December 31, 2002 mature as follows:



                                   Payments Due by Period (in 000's)
                               -----------------------------------------
                                        Less
                                       than 1    1- 3    4- 5   After 5
Contractual Obligations        Total    year    years   years    years
-----------------------------  ------  -------  ------  ------  --------

Bank Debt                      $  ---  $   ---  $  ---  $  ---  $    ---

Capital Lease Obligations       3,852      362   1,267   1,078     1,145

Operating Leases                2,471      519   1,234     718       ---
                               ------  -------  ------  ------  --------

Total Contractual Obligations  $6,323  $   881  $2,501  $1,796  $  1,145
                               ======  =======  ======  ======  ========

     As described previously, in August 2002, the Registrant repaid the outstanding balance of its equipment line from Bank of America, N.A. Accordingly, the Registrant currently has no outstanding long-term bank debt or available committed lines of credit.

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

Allowances  for  Doubtful  Accounts  Receivable
-----------------------------------------------

     The Registrant performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and customer's current creditworthiness, as determined by its review of the customer's current credit information. The Registrant continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues that the Registrant has identified. While such credit losses have historically been within the Registrant's expectations and the allowances established, the Registrant can not guarantee that it will continue to experience the same credit loss rates that it has in the past. Should the financial position of its customers deteriorate resulting in an impairment of their ability to pay amounts due, the Registrant's revised estimate of such losses may negatively impact the Registrant's operating results in the future.

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

Inventory  Valuation
--------------------

     The Registrant values inventory at the lower of aggregate cost (First-in, First-out) or market for its finished product. When the cost of inventory is determined by management to be in excess of its market value, inventory is written down to its estimated net realizable value. This requires the Registrant to make estimates and assumptions about several factors (e.g., future sales quantities and selling prices, and percentage complete and failure rates for work in process) based upon historical experience and its projections for future periods. Changes in factors such as the level of order bookings, the product mix of order bookings and the Registrant's manufacturing processes could have a material impact on the Registrant's assessment of the net realizable value of inventory in the future.

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

Valuation  of  Long-lived  and  Intangible  Assets
--------------------------------------------------

     The Registrant assesses the recoverability of long-lived assets whenever the Registrant determines that events or changes in circumstances indicate that the carrying amount may not be recoverable. Its assessment is primarily based upon its usefulness in the manufacturing process or its estimate of future cash flows associated with these assets. The Registrant believes that the carrying amount of its long-lived assets are recoverable. However, should its operating results deteriorate, or anticipated new product launches not occur or not attain the commercial acceptance that the Registrant anticipates, the Registrant may determine that some portion of its long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect its financial position or results of operations for that period.

IMPACT  OF  NEW  ACCOUNTING  STANDARDS
--------------------------------------

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring costs. Companies will record a liability for exit or disposal activity as such amounts are incurred and can be measured at fair value. The Registrant does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated results of operations or financial position.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS No. 148"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for interim periods beginning after December 15, 2002 and for annual periods ending after December 15, 2002. The Registrant plans to continue to apply the intrinsic value-based method to account for stock options and will comply with the new disclosure requirements beginning with the third quarter of fiscal year 2003.

     In December 2002, the Registrant adopted the Financial Accounting Standards Board issued Statement of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). Fin No. 45 provides the interpretation of FASB Statements No. 5, 57 and 107 and the rescission of FASB Interpretation No. 34. The implementation of this accounting pronouncement did not have any effect on the Registrant's results of operations, financial position or cash flows.



ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Registrant has identified two market risks relative to its business: foreign currency exchange rate risk and commodity price risk. The Registrant has managed its market risk exposures in order to minimize their potential impact on its consolidated financial condition and results of operations.
Specifically:

  a) Foreign  currency  exchange  rate  risk. With the exception of sales by the
     ----------------------------------------
     Registrant's wholly-owned subsidiary in Sweden (which are denominated in Krona), all transactions are, or are anticipated to be, denominated in U.S. Dollars. The Registrant has not experienced any significant impact from exchange rate fluctuation in the past, and does not anticipate a significant impact due to exchange rate fluctuation in the foreseeable future.

  b) Commodity price risk. Following substantial reductions in the price of
     ---------------------
     palladium, prices for this precious metal, which is used in the manufacture of the Registrant's capacitors, have stabilized. The Registrant believes that, based upon its current levels of production and inventories of palladium, it will need to buy additional quantities of palladium later in the fiscal year at prevailing market prices. The Registrant believes that the price of palladium will remain stable in the near term due to the lower demand coming from the electronics industry.

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

                          PART II - OTHER INFORMATION

ITEMS 1. THROUGH 3.         Not  Applicable
                            ---------------

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------

     At the Registrant's Annual Meeting of Stockholders held on November 21, 2002 (the "Annual Meeting"), the stockholders elected the individuals named below as directors for one-year terms. Votes were cast as follows:

                                   For             Withheld
                              ---------------    -------------
       Victor Insetta            7,659,954          61,255
       Dov S. Bacharach          7,649,954          71,255
       Chester E. Spence         7,649,954          71,255
       O. Julian Garrard III     7,649,954          71,255
       Stuart P. Litt            7,694,954          26,255
       Thomas J. Volpe           7,659,954          61,255

     The stockholders also ratified the appointment of KPMG LLP as the independent public accountants to audit the Registrant's consolidated financial statements for the fiscal year ending June 30, 2003. The holders of 7,683,184 shares of Common Stock voted to ratify the appointment, 22,205 voted against ratification and the holders of 15,820 shares of Common Stock abstained from voting on the issue.

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

3(a)(i)    -   Certificate  of  Incorporation  of  the  Registrant.

3(a)(ii)   -   Amendment  to  Certificate  of  Incorporation.  (1)

3(b)(i)    -   By-laws  of  the  Registrant.

9(a)(i)    -   Restated  Shareholders'  Agreement,  dated  April 15, 1985, among
               Victor  Insetta,  Joseph  Mezey,  Joseph  Colandrea  and  the
               Registrant.

10(b)      -   Lease,  dated  September 1, 2002, between Stepar Leasing, LLC and the  Registrant  for  premises  at  15  Stepar  Place, Huntington
               Station,  N.Y.  (12)

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
               (7)

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

10(g)(iii) -   Profit  Bonus  Plan,  dated April 19, 1995, and effective for the fiscal  years  beginning  July  1,  1994.  (3)

10(g)(iv)  -   Employment Agreement, dated April 3, 1985, between the Registrant and  Victor  Insetta, and Amendments No. 1 through 4 thereto. (1)

10(g)(v)   -   Amendment  No.  5,  dated as of September 11, 1998, to Employment
               Agreement  between  the  Registrant  and  Victor  Insetta.  (5)

10(g)(vi)  -   Managers Profit Bonus Plan, dated December 7, 1999, and effective
               January  1,  2000.  (6)

10(h)      -   Employment  Agreement,  dated  September  1,  2000,  between  the
               Registrant  and  Richard  Monsorno.  (8)

10(k)      -   Consulting  Agreement, dated October 2000, between the Registrant and  Stuart  P.  Litt.  (8)

10(m)(i)   -   American  Technical  Ceramics  Corp.  1997 Stock Option Plan. (4)

10(m)(ii)  -   American  Technical Ceramics Corp. 2000 Incentive Stock Plan. (6)

10(p)      -   Second  Amended  and  Restated  Employment Agreement, dated as of
               December  31,  2001,  between the Registrant and Judah Wolf. (10)

10(r)      -   Employment  Agreement,  dated  April  10,  2001,  between  the
               Registrant  and  David  Ott.  (9)

10(r)(i)   -   Amendment  to  Employment Agreement, dated as of January 1, 2001, between  the  Registrant  and  David  Ott.  (10)

21         -   Subsidiaries  of  the  Registrant.  (11)

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

7. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

8. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

9. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

10.  Incorporated  by  reference  to  the  Registrant's Quarterly Report on Form
     10-Q/A  for  the  quarterly  period  ended  March  31,  2002.

11. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

12. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

(b)                              REPORTS  ON  FORM  8-K
                                 ----------------------

     On November 13, 2002, the Registrant furnished a report on Form 8-K together with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. The report on Form 8-K contained the certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  February  13,  2002                   /s/  VICTOR  INSETTA
                                                   --------------------
                                           President and Chief Executive Officer
                                              (Principal  Executive  Officer)

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Dated:  February  13,  2002                    /s/  ANDREW  R. PERZ
                                                    --------------------
                                                 Vice  President, Controller
                                                (Principal Accounting Officer)