Form 10-Q
period 2003-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2003-05-13
CIK 766430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark  One)

     (X)          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

As  of  May  5,  2003, the Registrant had outstanding 8,076,118 shares of Common
Stock,  par  value  $.01  per  share.

                         PART 1 - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                              AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except per share data)

                                                                  MARCH 31, 2003    JUNE 30, 2002
                                                                  ---------------  ---------------
ASSETS                                                              (UNAUDITED)
Current assets
   Cash (including cash equivalents of $472 and
      $3,606, respectively)                                       $         8,422  $        7,129
   Investments                                                              3,002           3,025
   Accounts receivable, net                                                 5,910           6,328
   Inventories                                                             15,834          15,417
   Deferred income taxes, net                                               2,284           2,284
   Other current assets                                                       884           2,564
                                                                  ---------------  ---------------
                         TOTAL CURRENT ASSETS                              36,336          36,747
                                                                  ---------------  ---------------

Property, plant and equipment, net of accumulated depreciation
   and amortization of $35,941 and $32,158, respectively                   27,877          29,740
Other assets, net                                                              52              87
                                                                  ---------------  ---------------
                         TOTAL ASSETS                             $        64,265  $       66,574
                                                                  ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt  (including related party
      debt of $346 and $205, respectively)                        $           371  $        4,276
   Accounts payable                                                         1,269             878
   Accrued expenses                                                         2,910           3,218
   Income taxes payable                                                       629             ---
                                                                  ---------------  ---------------
                                                                            5,179           8,372

Long-term debt, net of current portion (including related party
      debt of $3,382 and $2,338, respectively)                              3,393           2,368
Deferred income taxes                                                       3,640           3,642
                                                                  ---------------  ---------------
                         TOTAL LIABILITIES                                 12,212          14,382
                                                                  ---------------  ---------------

Commitments and Contingencies

Stockholders' Equity
   Common Stock -- $.01 par value; authorized 20,000
      shares; issued 8,497 and 8,492 shares, respectively                      85              85
   Capital in excess of par value                                          11,415          11,380
   Retained earnings                                                       41,880          42,171
   Accumulated other comprehensive loss:
      Unrealized gain on investments available-for-sale, net                    1               5
      Cumulative foreign currency translation adjustment                       84             (46)
                                                                  ---------------  ---------------
                                                                               85             (41)
                                                                  ---------------  ---------------
    Less: Treasury stock, at cost (421 and 418 shares, respectively)        1,408           1,403
          Deferred compensation                                                 4             ---
                                                                  ---------------  ---------------
                         TOTAL STOCKHOLDERS' EQUITY                        52,053          52,192
                                                                  ---------------  ---------------

                                                                 $        64,265   $       66,574
                                                                  ===============  ===============

See accompanying notes to unaudited consolidated financial statements.

                 AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)

                                             For the Three Months  For the Nine Months
                                                Ended March 31,      Ended March 31,
                                                2003      2002       2003      2002
                                              --------  ---------  --------  --------

Net sales                                     $11,930   $11,956    $35,978   $37,443
Cost of sales                                   8,622     9,412     25,155    28,202

                                              --------  ---------  --------  --------
   Gross profit                                 3,308     2,544     10,823     9,241
                                              --------  ---------  --------  --------

Selling, general and administrative expenses    3,040     3,158      8,815     9,313
Research and development expenses                 694       923      2,027     2,608
Other                                              93        24        384       (29)
                                              --------  ---------  --------  --------
   Operating expenses                           3,827     4,105     11,226    11,892
                                              --------  ---------  --------  --------

                                              --------  ---------  --------  --------
   Loss from operations                          (519)   (1,561)      (403)   (2,651)
                                              --------  --------   --------  --------

Other (income) expense:
   Interest expense                                98       113        262       386
   Interest income                                (22)      (22)       (80)     (158)
   Other                                          ---       (51)       ---      (157)

                                              --------  ---------  --------  --------
                                                   76        40        182        71
                                              --------  --------   --------  --------

Loss before provision for income taxes           (595)   (1,601)      (585)   (2,722)

Benefit from income taxes                        (296)     (544)      (294)     (925)

                                              --------  ---------  --------  --------
Net loss                                      $  (299)  $(1,057)   $  (291)  $(1,797)
                                              ========  =========  ========  ========


Basic net loss per common share               $ (0.04)  $ (0.13)   $ (0.04)  $ (0.22)
                                              ========  =========  ========  ========

Diluted net loss per common share             $ (0.04)  $ (0.13)   $ (0.04)  $ (0.22)
                                              ========  =========  ========  ========

Basic weighted average common
   shares outstanding                           8,076     8,058      8,073     8,045
                                              ========  =========  ========  ========

Diluted weighted average common
  shares outstanding                            8,076     8,058      8,073     8,045
                                              ========  =========  ========  ========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Nine Months
                                                       Ended March 31,
                                                       2003      2002
                                                     --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:                  (In thousands)
                                                        (unaudited)

   Net loss                                          $  (291)  $(1,797)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                    4,000     3,849
      Loss on disposal of fixed assets                   469        28
      Stock award compensation expense                    12       287
      Realized gain on sale of investments               ---      (160)
      Changes in operating assets and liabilities:
      Accounts receivable                                418     4,907
      Inventories                                       (417)    1,964
      Other assets                                     1,724       415
      Accounts payable and accrued expenses               82    (3,763)
      Income taxes payable                               629    (2,080)

                                                     --------  --------
   Net cash provided by operating activities           6,626     3,650
                                                     --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                            (1,168)   (2,926)
      Purchase of investments                         (2,491)   (4,325)
      Proceeds from sale of investments                2,500     4,898
      Proceeds from sale of fixed assets                 ---        29

                                                     --------  --------
   Net cash used in investing activities              (1,159)   (2,324)
                                                     --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                               (4,317)   (2,544)
      Proceeds from the exercise of stock options         13       154
      Proceeds from issuance of debt                     ---     2,000
                                                     --------  --------
   Net cash used in financing activities              (4,304)     (390)
                                                     --------  --------

                                                     --------  --------
      Effect of exchange rate changes on cash            130        53
                                                     --------  --------

      Net increase in cash and cash equivalents        1,293       989

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           7,129     1,659

                                                     --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 8,422   $ 2,648
                                                     ========  ========

Supplemental cash flow information:
      Interest paid                                  $   300   $   418
      Taxes paid                                     $   ---   $ 1,165

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


(1)  BASIS OF PRESENTATION:

     The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Registrant") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of March 31, 2003 and the results of its operations for the three and nine month periods ended March 31, 2003 and 2002. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Results for the three and nine month periods ended March 31, 2003 are not necessarily indicative of results which could be expected for the entire year.

(2)  IMPACT OF NEW ACCOUNTING STANDARDS:

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring costs. Companies will record a liability for exit or disposal activity as such amounts are incurred and can be measured at fair value. The Registrant adopted SFAS No. 146 in January 2003. Such adoption had no impact on its financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS No. 148"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for interim periods beginning after December 15, 2002 and for annual periods ending after December 15, 2002. The Registrant has elected not to adopt the fair value based method and continues to apply the intrinsic value-based method to account for stock options. It has adopted the new disclosure requirements of SFAS No. 148.

     In December 2002, the Registrant adopted the Financial Accounting Standards Board Statement of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others". It requires among other things certain disclosures about warranty obligations. Although the Registrant does not generally warranty its products, return of defective product is typically accepted. The Registrant provides for estimated sales returns when the underlying sale is made. Product returns and warranty obligations have not historically been significant.

(3)  SUPPLEMENTAL CASH FLOW INFORMATION:

     During the nine months ended March 31, 2003, the Registrant (i) granted, on July 1, 2002, $16 in deferred compensation stock awards that vest ratably throughout fiscal year 2003, and (ii) adjusted a capital lease relating to its Jacksonville, Florida facility to reflect certain additions to the facility. The adjustment increased both fixed assets and the related long-term debt by $1,437. See Note (7).

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


(4)  INVENTORIES:

     Inventories included in the accompanying consolidated financial statements consist of the following:

                                       March 31,   June 30,
                                         2003       2002
                                      ----------  ---------
                                      (unaudited)
               Raw materials          $    7,296  $   7,753
               Work-in-process             4,785      3,968
               Finished goods              3,753      3,696
                                      ----------  ---------
                                      $   15,834  $  15,417
                                      ==========  =========

(5)  EARNINGS PER SHARE:

     The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation.

                                                       For the Three Months Ended March 31,

                                                  2003                                      2002
                                                  ----                                      ----
                                  (Loss) /                                  (Loss)/
                                   Income        SHARES       PER-SHARE     Income         SHARES       PER-SHARE
                                (Numerator)   (Denominator)    AMOUNT     (Numerator)   (Denominator)    AMOUNT
                                ------------  -------------  -----------  ------------  -------------  -----------
Basic EPS                       $      (299)          8,076  $     (.04)  $    (1,057)          8,058  $     (.13)
                                                             ===========                               ===========

Effect of Dilutive Securities:
   Stock options                        ---             ---                       ---             ---
   Deferred compensation
      stock awards                      ---             ---                       ---             ---

                                ------------  -------------  -----------  ------------  -------------  -----------
Diluted EPS                     $      (299)          8,076  $     (.04)  $    (1,057)          8,058  $     (.13)
                                ============  =============  ===========  ============  =============  ===========

                                                       For the Nine Months Ended March 31,

                                                  2003                                      2002
                                                  ----                                      ----
                                  (Loss) /                                  (Loss)/
                                   Income        SHARES       PER-SHARE     Income         SHARES       PER-SHARE
                                (Numerator)   (Denominator)    AMOUNT     (Numerator)   (Denominator)    AMOUNT
                                ------------  -------------  -----------  ------------  -------------  -----------
Basic EPS                       $      (291)          8,073  $     (.04)  $    (1,797)          8,045  $     (.22)
                                                             ===========                               ===========

Effect of Dilutive Securities:
   Stock options                        ---             ---                       ---             ---
   Deferred compensation
      stock awards                      ---             ---                       ---             ---

                                ------------  -------------  -----------  ------------  -------------  -----------
Diluted EPS                     $      (291)          8,073  $     (.04)  $    (1,797)          8,045  $     (.22)
                                ============  =============  ===========  ============  =============  ===========

     Options covering 1,369 shares have been omitted from the calculation of dilutive EPS for the three and nine months ended March 31, 2003 because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(6)  COMPREHENSIVE LOSS:

     The Registrant's comprehensive loss is as follows:

                                         Three Months Ended        Nine Months Ended
                                      ------------------------  ------------------------
                                       March 31,    March 31,    March 31,    March 31,
                                         2003         2002         2003         2002
                                      -----------  -----------  -----------  -----------
Net loss                              $     (299)  $   (1,057)  $     (291)  $   (1,797)
                                      -----------  -----------  -----------  -----------
Other comprehensive income/(loss):
  Foreign currency translation
   adjustments                                32          (13)         130           54
  Unrealized losses on investments,
   net of tax                                 (4)         (34)          (4)         (64)
                                      -----------  -----------  -----------  -----------
Other comprehensive income/(loss)             28          (47)         126          (10)
                                      -----------  -----------  -----------  -----------
Comprehensive loss                    $     (271)  $   (1,104)  $     (165)  $   (1,807)
                                      ===========  ===========  ===========  ===========

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

     The Registrant leases a facility in Jacksonville, Florida from a partnership controlled by the Registrant's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of September 2002, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility as required by the terms of the lease. Each such adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective September 1, 2002, the Registrant is obligated to pay approximately $720 per annum under this lease, an increase from $461 per annum during fiscal year 2002. The payments due over the remaining eight years of this capital lease, including the portion related to interest, total approximately $5,393.

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

     The Registrant applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for employee stock-based compensation and makes pro-forma disclosures of net income and net income per share as if the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", had been applied. Had compensation expense for the Registrant's stock option plans been determined based on the fair value method at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Registrant's net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below:

                                          Three Months Ended         Nine Months Ended
                                        ------------------------  -----------------------
                                         March 31,    March 31,    March 31,    March 31,
                                           2003         2002         2003         2002
                                        ------------------------  -----------------------
                                              (In millions except per share amounts)
Reported net loss                       $     (299)  $   (1,057)  $     (291)  $   (1,797)
Reported basic loss per share                (0.04)       (0.13)       (0.04)       (0.22)
Reported diluted loss per share              (0.04)       (0.13)       (0.04)       (0.22)

Adjustment to compensation expense
  for stock-based awards, net of tax    $     (376)  $     (594)  $   (1,082)  $   (1,691)
Pro forma net loss                      $     (675)  $   (1,651)  $   (1,373)  $   (3,488)
Pro forma basic loss per share               (0.08)       (0.20)       (0.17)       (0.43)
Pro forma diluted loss per share             (0.08)       (0.20)       (0.17)       (0.43)

     The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over an expected grant life of 5 years.

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

Overview
--------

     Although year-to-year sales are lower for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002, sales have remained in a narrow range for the past six quarters. The decline in year-to-year comparative sales is mainly due to a weaker first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002. Bottom-line results, however, are significantly better than the comparative periods from the prior year due in large part to cost reduction efforts taken last fiscal year and to the absence of write-downs of certain inventories to net realizable value as occurred during the first half of last fiscal year. These benefits were partially offset by pretax charges of $469 in the first nine months of fiscal year 2003 relating to the disposal of certain assets no longer used in the Registrant's manufacturing process.

     The market price for palladium, a raw material used in the manufacture of the Registrant's capacitors, has decreased significantly in recent months. This decrease will benefit the Registrant in future quarters. Currently the Registrant is utilizing palladium in inventory purchased at higher costs. At current business levels, it will take three to six months to utilize the remainder of this higher-cost inventory. As such, and provided there is no material increase in the market price for palladium or material change in the usage level, the benefit of lower cost palladium will not be realized until the first half of the next fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


RESULTS  OF  OPERATIONS
-----------------------

Three  Months  Ended  March  31, 2003 Compared with Three Months Ended March 31,
--------------------------------------------------------------------------------
2002
----

     Net sales for the three months ended March 31, 2003 were $11,930, essentially level compared to the $11,956 recorded in the comparable period in the prior fiscal year. Although sales have been level, the mix of products has changed somewhat from small case size capacitors and thin film products toward larger case size capacitors and to the Registrant's newer 600 series capacitors.

     Gross margin for the three months ended March 31, 2003 was 27.7% of net sales, compared to 21.3% for the comparable period in the prior fiscal year. The increase in gross margin was primarily due to lower overhead costs and higher precious metal recovery than in the comparable period last year. Lower overhead costs were the result of cost cutting measures the Registrant had taken during fiscal year 2002 in response to the industry downturn. The increased precious metal recovery was primarily due to a shift in product mix to larger case size capacitors (which use a greater amount of precious metal), as well as the timing of the recovery process.

     Selling, general and administrative expenses for the three months ended March 31, 2003 decreased 4% to $3,040, compared to $3,158 in the comparable period in the prior fiscal year. The decrease was due to decreased bonuses and the absence of expenses associated with the Registrant's former sales office in England, which was closed during the second quarter of the prior fiscal year. These benefits were partially offset by increased professional fees and travel expenses and costs related to the recently established representative sales office in China.

     Research and development expenses for the three months ended March 31, 2003 decreased 25% to $694, compared to $923 in the comparable period in the prior fiscal year. A reduction in research and development spending (in the form of reduced headcount and discretionary spending) was among the cost reduction measures put into place last fiscal year.

     The Registrant recorded other expense of $93 for the three months ended March 31, 2003, compared to other expense of $24 in the comparable period in the prior fiscal year. The other expense for the current three month period related primarily to a pretax charge of $74 due to the disposal of certain assets no longer used in the Registrant's manufacturing process.

     Interest expense for the three months ended March 31, 2003 decreased 13% to $98, compared to $113 in the comparable period in the prior fiscal year. The Registrant retired its bank debt during the first quarter of the current fiscal year resulting in reduced interest expense. This reduction was partially offset by increased interest expense on additional capital lease obligations.

     Other income was zero during the three months ended March 31, 2003. In comparison, during the three months ended March 31, 2002, the Registrant recorded a gain on the sale of investments of $51.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     Bookings for the three months ended March 31, 2003 were $11,818, compared to $11,803 for the three months ended March 31, 2002. Although bookings were essentially flat period to period, there was a shift in product mix from small case size capacitors and thin film products toward larger case size capacitors and to the Registrant's newer 600 series capacitors. Delivery times and price are key factors in obtaining orders. The Registrant believes its current levels of inventories should enable it to meet customer delivery requirements in the time frames currently required by customers.

     The backlog of unfilled orders was $10,718 at March 31, 2003, compared to $9,745 at March 31, 2002, and $9,325 at June 30, 2002. The increase in backlog was primarily due to the increase in orders from the military market which the Registrant expects to ship over the next several quarters. However, the Registrant anticipates that, in general, customers will continue to place orders with short delivery requirements for the foreseeable future resulting in backlog becoming a less important indicator of the Registrant's business.

     As a result of the foregoing, net loss for the three months ended March 31, 2003 was $299, or ($.04) per common share and common share assuming dilution, compared to a net loss of $1,057, or ($.13) per common share and common share assuming dilution, for the comparable period in the prior fiscal year.

Nine  Months Ended March 31, 2003 Compared with Nine Months Ended March 31, 2002
--------------------------------------------------------------------------------

     Net sales for the nine months ended March 31, 2003 decreased 4% to $35,978, compared to $37,443 in the comparable period in the prior fiscal year. The decrease in net sales was primarily the result of decreased sales volume due to the economic downturn, particularly as it has affected the telecommunications industry. Nearly the entire sales decline for the nine month period was the result of a weak first quarter of the fiscal year as compared to the first quarter of last fiscal year.

     Gross margin for the nine months ended March 31, 2003 was 30.1% of net sales, compared to 24.7% for the comparable period in the prior fiscal year. The increase in gross margin was principally due to the absence of inventory write-downs to net realizable value as occurred in the comparable period last year, cost reductions and higher precious metal recovery. Cost reductions were due to measures taken last fiscal year due to the economic downturn. Increased precious metal recovery for the nine months ended March 31, 2003 was due in part to the shift in product mix and in part to the timing of the recovery process. Conversely, cost of sales for the nine months ended March 31, 2002 was negatively impacted by a charge of $1,368 to reduce certain inventory to net realizable value.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     Selling, general and administrative expenses for the nine months ended March 31, 2003 decreased 5% to $8,815, compared to $9,313 in the comparable period in the prior fiscal year. The decrease was due in part to decreased stock bonus accruals as a result of a lower market price for the Registrant's Common Stock and decreased payroll related expenses due to headcount reductions instituted throughout fiscal year 2002. In addition, during the comparable period in the prior fiscal year, the Registrant incurred severance costs of $203 in connection with the headcount reductions in the United States and England, and professional fees in connection with closing the Registrant's sales office in England during the second quarter of last fiscal year. The effects of these costs (plus the costs associated with operating the sales office in England prior to its closure) were offset partially by increased professional fees and expenses incurred during the first nine months of the current fiscal year related to opening and operating a sales office in China.

     Research and development expenses for the nine months ended March 31, 2003 decreased 22% to $2,027, compared to $2,608 in the comparable period in the prior fiscal year. The decrease in research and development spending was due to the cost reduction measures referred to above, partially offset by a pretax charge of $33 relating to the disposal of certain internally designed equipment.

     The Registrant recorded other expense of $384 for the nine months ended March 31, 2003, compared to other income of $29 in the comparable period in the prior fiscal year. The other expense for the current nine month period related primarily to a pretax charge of $436 due to the disposal of certain assets no longer used in the Registrant's manufacturing process.

     Interest expense for the nine months ended March 31, 2003 decreased 32% to $262, compared to $386 in the comparable period in the prior fiscal year. The Registrant retired its bank debt during the first quarter of the current fiscal year resulting in reduced interest expense. This reduction was partially offset by additional interest expense on expanded capital lease obligations.

     Interest income for the nine months ended March 31, 2003 decreased 49% to $80, compared to $158 in the comparable period in the prior fiscal year. The decrease was due to a decline in cash available for investment as a result of the retiring of bank debt (partially offset by cash provided by operations in excess of capital expenditures), as well as lower prevailing interest rates during the period.

     Other income was zero for the nine months ended March 31, 2003. In comparison, during the nine months ended March 31, 2002, the Registrant recorded a gain on the sale of investments of $160.

     As a result of the foregoing, the net loss for the nine months ended March 31, 2003 was $291, or ($.04) per common share and common share assuming dilution, compared to a net loss of $1,797, or ($.22) per common share and common share assuming dilution, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Registrant's financial position at March 31, 2003 remains strong as evidenced by working capital of $31,157, and stockholders' equity of $52,053. The Registrant's current ratio at March 31, 2003 was 7.0:1, compared to a current ratio of 4.4:1 at June 30, 2002. The Registrant's quick ratio at March 31, 2003 was 3.3:1, compared to 2.0:1 at June 30, 2002. The improvement in the Registrant's current and quick ratios was primarily due to the use of available cash to pay off bank debt (all of which was recorded as current liabilities at June 30, 2002), positive operating cash flow and the receipt of tax refunds.

     Cash, cash equivalents and investments increased by $1,270 to $11,424 at March 31, 2003 from $10,154 at June 30, 2002, primarily as a result of positive operating cash flows in excess of capital expenditures and the receipt of tax refunds, offset partially by the use of cash to retire bank debt. Accounts receivable decreased by $418 to $5,910 at March 31, 2003 from $6,328 at June 30, 2002, due to lower sales in the quarter ended March 31, 2003. Inventories increased by $417 to $15,834 at March 31, 2003 from $15,417 at June 30, 2002.
Other current assets decreased by $1,680 to $884 at March 31, 2003 from $2,564 at June 30, 2002 due to the receipt of tax refunds as the result of net operating losses incurred last fiscal year. Accounts payable and accrued expenses increased by $83 to $4,179 at March 31, 2003 from $4,096 at June 30, 2002.

     The Registrant leases a facility in Jacksonville, Florida from a partnership controlled by the Registrant's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of September 2002, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility as required by the terms of the lease. Each such adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective September 1, 2002, the Registrant is obligated to pay approximately $720 per annum under this lease, an increase from $461 per annum during fiscal year 2002. The payments due over the remaining eight years of this capital lease, including the portion related to interest, total approximately $5,393.

     Capital expenditures for the nine months ended March 31, 2003 totaled $1,168, including expenditures for machinery and equipment and planned leasehold improvements, but excluding the adjustment to the capital lease discussed above. The Registrant intends to use cash on hand to finance budgeted capital expenditures of approximately $400 for the remainder of fiscal year 2003, primarily for equipment acquisitions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     Aggregate contractual obligations as of March 31, 2003 mature as follows:

                                    Payments Due by Period (in 000's)
                               -----------------------------------------
                                        Less
                                       than 1    1- 3    4- 5   After 5
Contractual Obligations        Total    year    years   years    years
-----------------------------  ------  -------  ------  ------  --------

Bank Debt                      $  ---  $   ---  $  ---  $  ---  $    ---

Capital Lease Obligations       3,764      371   1,293   1,106       994

Operating Leases                2,341      496   1,230     615       ---
                               ------  -------  ------  ------  --------

Total Contractual Obligations  $6,105  $   867  $2,523  $1,721  $    994
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

Valuation  of  Deferred  Tax  Assets
------------------------------------

     The Registrant regularly evaluates its ability to recover the reported amount of its deferred income taxes considering several factors, including its estimate of the likelihood of the Registrant generating sufficient taxable income in future years during the period over which temporary differences reverse. Presently, the Registrant believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on its history of and projections for taxable income in the future, and its intention to carry back net operating losses to generate refunds of income taxes previously paid. In the event that actual results differ from its projections or the Registrant adjusts these projections in future periods, the Registrant may need to establish a valuation allowance against a portion or all of its deferred tax assets, which could materially impact its financial position or results of operations in future periods.

Valuation of Long-lived and Intangible Assets
---------------------------------------------

     The Registrant assesses the recoverability of long-lived assets whenever the Registrant determines that events or changes in circumstances indicate that the carrying amount may not be recoverable. Its assessment is primarily based upon an asset's usefulness in the manufacturing process or management's estimate of the future cash flows associated with the asset. The Registrant believes that the carrying amount of its long-lived assets are recoverable. However, should its operating results deteriorate, or anticipated new product launches not occur or not attain the commercial acceptance that the Registrant anticipates, the Registrant may determine that some portion of its long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect its financial position or results of operations for that period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

IMPACT  OF  NEW  ACCOUNTING  STANDARDS
--------------------------------------

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring costs. Companies will record a liability for exit or disposal activity as such amounts are incurred and can be measured at fair value. The Registrant adopted SFAS No. 146 in January 2003. Such adoption had no impact on its financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS No. 148"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for interim periods beginning after December 15, 2002 and for annual periods ending after December 15, 2002. The Registrant has elected not to adopt the fair value based method and continues to apply the intrinsic value-based method to account for stock options. It has adopted the new disclosure requirements of SFAS No. 148.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Registrant has identified two market risks relative to its business: foreign currency exchange rate risk and commodity price risk. The Registrant has managed its market risk exposures in order to minimize their potential impact on its consolidated financial condition and results of operations.
Specifically:
     a)   Foreign  currency  exchange  rate  risk.  Certain  transactions by the
          ---------------------------------------
          Registrant's wholly-owned subsidiary in Sweden and the Registrant's sales office in China are denominated in currencies other than U.S. Dollars. The Registrant's foreign operations incur expenses in their respective local currencies. Sales are incurred in varying currencies. The Registrant does not hedge foreign currency transactions but limits payment terms to minimize foreign currency exchange exposure. Additionally, the Registrant intends to reinvest earnings from foreign operations into the operations that generate those earnings. The Registrant has not experienced any significant impact from exchange rate fluctuation in the past, and does not anticipate a significant impact due to exchange rate fluctuation in the foreseeable future.

     b)   Commodity  price  risk.  Following substantial reductions in the price
          ---------------------
          of palladium, prices for this precious metal, which is used in the manufacture of the Registrant's capacitors, have stabilized. The Registrant believes that, based upon its current levels of production and inventories of palladium, it will need to buy additional quantities of palladium later in the fiscal year at prevailing market prices. The Registrant believes that the price of palladium will remain stable in the near term due to the lower demand coming from the electronics industry. Should the Registrant anticipate an increase in the market price of palladium, it may revert to purchasing additional inventories of palladium to protect against future unavailability and unstable pricing.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK (CONTINUED)

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

ITEM  4.     CONTROLS  AND  PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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
               Agreement  between  the  Registrant  and  Victor  Insetta.  (5)

10(g)(vi)   -  Amendment  No.  6,  dated as of January 3, 2001, to Employment
               Agreement  between  the  Registrant  and  Victor  Insetta.  (13)

10(h)       -  Employment  Agreement,  dated  September  1, 2000, between the
               Registrant  and  Richard  Monsorno.  (8)

10(i)       -  Managers Profit Bonus Plan, dated  December 7, 1999, and effective January 1, 2000. (6)

10(k)       -  Consulting Agreement, dated October 2000, between the Registrant and Stuart P. Litt. (8)

10(m)(i)    -  American  Technical Ceramics Corp. 1997 Stock Option Plan. (4)

10(m)(ii)   -  American Technical Ceramics Corp. 2000 Incentive Stock Plan. (6)

10(p)       -  Second Amended and Restated Employment Agreement, dated as of
               December 31, 2001, between the Registrant and Judah Wolf. (10)

10(r)       -  Employment Agreement, dated April 10, 2001, between the
               Registrant and David Ott. (9)

10(r)(i)    -  Amendment to Employment Agreement, dated as of January 1, 2001, between the Registrant and David Ott. (10)

10(s)       -  Employment Agreement, dated April 1, 2003, between the Registrant and Stephen Beyel. (13)

21          -  Subsidiaries of the Registrant. (11)

99.1        -  Section 302 Certification of Chief Executive Officer. (13)

99.2        -  Section 302 Certification of Principal Accounting Officer. (13)

99.3        -  Section 906 Certifications. (13)
_______________________________

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

13.  Filed  herewith.

(b)                           REPORTS ON FORM 8-K
                              -------------------

1. On February 13, 2003, the Registrant furnished a report on Form 8-K together with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002. The report on Form 8-K contained the certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

2. On May 6, 2003, the Registrant furnished a report on Form 8-K together with the Registrant's Press Release announcing it's third quarter financial results for the period ended March 31, 2003. The Form 8-K contained the information required by "Item 9. Regulation FD Disclosure" and Item 12. Disclosure of Results of Operations and Financial Condition," in accordance with SEC Release 33-8216.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



                        AMERICAN TECHNICAL CERAMICS CORP.
                                  (Registrant)


DATE: May 13, 2003                             BY: /s/ VICTOR INSETTA
                                                   ------------------
                                                     Victor Insetta
                                                 President and Director
                                              (Principal Executive Officer)




DATE: May 13, 2003                             BY: /s/ ANDREW R. PERZ
                                                   ------------------
                                                      Andrew R. Perz
                                                Vice President, Controller
                                              (Principal Accounting Officer)