Form 10-K
period 2003-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2003-09-26
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
           (MARK ONE)
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                                 ______TO_______


                          COMMISSION FILE NUMBER 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               11-2113382
      -----------------------------                 ------------------
      (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 17 STEPAR PLACE, HUNTINGTON STATION, NY                   11746
-----------------------------------------              --------------
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

                            YES    X       NO
                                -------       ----------

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

         AS OF THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER ENDED DECEMBER 31, 2002, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK (BASED UPON THE CLOSING SALES PRICE OF THE REGISTRANT'S COMMON STOCK ON THE AMERICAN STOCK EXCHANGE ON SUCH DATE) HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $14,050,511. (FOR PURPOSES OF THIS REPORT, ALL OFFICERS AND DIRECTORS HAVE BEEN CLASSIFIED AS AFFILIATES, WHICH CLASSIFICATION SHALL NOT BE CONSTRUED AS AN ADMISSION OF THE AFFILIATE STATUS OF ANY SUCH PERSON.)

         ON SEPTEMBER 15, 2003, THE REGISTRANT HAD OUTSTANDING 8,105,868 SHARES OF COMMON STOCK.

         DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON NOVEMBER 19, 2003 ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.

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

         The Registrant designs, develops, manufactures and markets RF/Microwave/Millimeter-Wave ceramic capacitors, thin film products, and other passive components. The Registrant's products are focused primarily in the high reliability market for ultra-high frequency ("UHF") and microwave applications, including wireless electronics, medical electronics, semiconductor equipment, satellite equipment and fiber optics. Capacitors function within electronic circuits by storing and discharging precise amounts of electrical power. The Registrant believes that it is a leading manufacturer of multilayer capacitors ("MLCs") for UHF and microwave applications. Selling prices for the Registrant's MLCs typically range from $.10 to $7.50 or higher, whereas selling prices for commodity-type MLC units typically range from $.005 to $.05. Thin film products are ceramic substrates on which circuit patterns are printed by means of thin film processes, and are used by customers as building blocks in electronic circuits. Management believes the Registrant operates in only one industry segment - the electronic components industry.

         The slowdown in the technology and telecommunications sectors that began in the first half of calendar year 2001, combined with the weakness in the global economy, continued to impact the Registrant's industry in fiscal year 2003. The markets that many of the Registrant's customers serve remained depressed, which, in turn, impacted the component industry and the Registrant's sales.

           PRODUCTS

         The Registrant's traditional line of MLCs are available in predominantly four physical sizes designated "A" (.055 inch cube), "B" (.110 inch cube), "C" (.250 inch cube) and "E" (.380 inch cube); in three types of dielectrics: low-loss porcelain (the 100 series), zero temperature coefficient (the 700 series) and high dielectric constant (the 200 series); and in a variety of capacitance values. The 100 series, the Registrant's basic product line, is widely used in microwave equipment. The 700 series, because of its lower temperature coefficient, is used in tuning circuits in UHF/Microwave and lower frequency applications. The 200 series has high packaging density and is used in microcircuits where high capacitance value is needed in a small space. The Registrant's traditional line of MLC's is one of two product lines that accounts for more than 10% of the Registrant's consolidated revenue, accounting for approximately 72%, 70% and 59%, of the Registrant's revenues in fiscal years 2003, 2002 and 2001, respectively.

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

         Approximately 89%, 88% and 93% of the Registrant's sales in fiscal years 2003, 2002 and 2001, respectively, were to commercial (i.e., applications other than hi-rel) customers. For fiscal years 2003, 2002 and 2001, the Registrant estimates that approximately 11%, 12% and 7% of the Registrant's sales, respectively, were sales of hi-rel products. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

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

         Recently, the Registrant began marketing new capacitor products targeted toward higher volume markets. The first of these new products is the 600S which is targeted toward the high-performance, lower-priced segment of the wireless industry. The 600S capacitor is smaller (.06" x .03" rectangle) and lower-priced (approximately two-thirds the price of the lowest-priced comparable part) than the Registrant's traditional MLC's, and uses a new ceramic formulation developed by the Registrant to optimize performance for cellular and PCS operating frequencies. Sales from this product line, which was formally launched on June 16, 2000, amounted to approximately 6%, 4% and 4% of the Registrant's revenues in fiscal years 2003, 2002 and 2001, respectively.

         The Registrant also offers specialized capacitors designed to perform at frequencies higher than the useful range of typical microwave MLCs. The Registrant's Microcap(R), a single layer ceramic capacitor, was developed to meet certain applications where small size is critical and which operate at frequencies extending higher than those for which MLCs are typically chosen. Manufactured and sold in both hi-rel and commercial versions, these products are used in wideband wireless data communications, satellite communications, military systems and other microwave and millimeter-wave applications. Another product tailored to the same market, the 500S Broadband Microwave Capacitor
(BMC), is based on a patented construction designed to be compatible with customers' high-volume surface-mount assembly technologies. Sales of these two product types combined amounted to approximately 3%, 3% and 6% of the Registrant's revenues in fiscal years 2003, 2002 and 2001, respectively.

         The Registrant has diversified its product line through the development of custom product capability based on thin film technologies. The Registrant produces metallized circuits and passive components on high-quality ceramic substrates to customers' drawings and specifications. Thin film layers deposited on the ceramic substrate may consist of a variety of materials with specific conductive, resistive, capacitive, and other properties enabling the build-up of the desired circuit pattern. As with a typical circuit board, the customer may then attach discrete components and chips to complete the circuit. Thin film products are used by the Registrant's customers in a broad range of applications, including microwave components, fiber optic repeaters and high-density packaging of devices, typically where requirements for high reliability, small size and dimensional precision are paramount. In fiscal years 2003, 2002 and 2001, thin film sales represented approximately 13%, 17% and 24% of the Registrant's revenues, respectively.

         In June 2000, the Registrant introduced a line of high power, passive resistive products. In fiscal year 2002, the Registrant added thin film resistor manufacturing capability to its resistive products line. Typically, thin film resistors offer a higher degree of reliability and are better able to handle power than their thick film counterparts. The Registrant's products, including standard resistors, terminations, attenuators and other customized products, consist of resistive and conductive layers deposited on a substrate of aluminum nitride, a base material chosen for its high thermal conductivity and its non-toxic properties. High power resistive products are used in many of the same types of equipment as the Registrant's capacitor products. Other applications for these products, which reflect an expansion of the Registrant's customer base, include RF and microwave products, including power amplifiers, up and down converters, and high power combiner/dividers. The markets for these products include the wireless and telecommunication markets, including base station and satellite communications, and a broad range of medical, military and other commercial applications. Resistive product sales represented less than 1% of the Registrant's revenues in each of fiscal years 2003, 2002 and 2001.

         In fiscal year 2002, the Registrant offered on a limited basis certain products based upon a new high-density electronic packaging technology for radio frequency (RF) and microwave frequency broadband applications. This technology, commonly referred to as Low Temperature Co-fired Ceramic (LTCC), is based on high performance dielectric ceramic materials, some manufactured by the Registrant and others purchased from leading electronic materials manufacturers. The Registrant markets this technology under the name CCP (Co-fired Ceramic Packaging). Traditional RF and microwave circuits have been limited in size and performance by the use of only two dimensions to incorporate all RF elements and passive components, such as inductors, capacitors and resistors. LTCC technology enables the user to design circuits in the third dimension with the integration of the RF elements and passive components in the body of the electronic circuit. LTCC technology also provides the ability to design circuits with integrated RF components such as couplers, power dividers/combiners, filters and impedance transformers, and passive devices. In the fiscal years 2003 and 2002, CCP sales accounted for less than 1% of the Registrant's revenues. See "Item 1. BUSINESS -- MANUFACTURING and -- RESEARCH AND DEVELOPMENT."

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

         The Registrant currently manufactures MLCs at its facilities in Huntington Station, New York and Jacksonville, Florida. Its primary MLC manufacturing site is Huntington Station, consisting of three manufacturing facilities which aggregate approximately 54,000 square feet. Two of these facilities house the Registrant's state-of-the-art chip fabrication operations. These facilities are designed to provide optimum control of the Registrant's manufacturing processes and product quality, while substantially increasing its output capability.

         In August 2000, the Registrant purchased another building next to its existing facilities in New York which will add a minimum of 22,000 additional square feet of production and production support space to the New York facility complex when such space is required to support capacity expansion.

         The Registrant manufactures its 500 and 600 series capacitors at its facility in Jacksonville, Florida. During fiscal year 2003, the Registrant expanded the offering of the 600 series to include an additional case size to better serve the EIA (Electronic Industry Association) product standardization use by its customers. The Jacksonville facility is also the site of manufacture for the Registrant's thin film, Microcap(R) SLC, resistor and CCP product lines, and serves as the Registrant's new product technology center. The Jacksonville facilities aggregate over 99,000 square feet of space with 37,000 square feet committed to custom circuit operations.

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

         Microcap(R) SLCs, resistive products, CCP products, and BMCs all utilize various combinations of the production methods described in the preceding discussions. The manufacture of each of these product lines involves dedicated equipment in addition to sharing equipment used in connection with the manufacture of the product lines previously discussed.

         In order to realize the potential of its expanding and diversifying product lines and to more fully integrate all facets of its operations, the Registrant is in the process of replacing its existing information system with a modern Enterprise Resource Planning System. Utilizing, commercially available information technology, the new system is intended to provide improved functionality and efficiency for better planning, control and responsiveness. During fiscal year 2002, the Registrant implemented the first phase of this system, and is currently implementing the second phase.

         The Registrant utilizes a wide variety of specialized equipment for the fabrication, handling and testing of its products, including equipment that it has designed and constructed. The Registrant considers its capability to create its own unique equipment solutions tailored to the particular needs of its product lines and technologies to be a competitive advantage.

         Before full market introduction of a new product, the Registrant generally establishes a production line for the product and manufactures substantial quantities to evaluate and verify its ability to consistently meet quality and performance standards. Such efforts involve the dedication of equipment, materials and labor, and, to the extent that these efforts do not result in saleable product, all costs are expensed. During fiscal years 2001 and 2002, the Registrant's resistive product line was in this phase of development. During fiscal year 2003, the Registrant completed development of the resistive product line. The resistive product line is currently shipping product to various customers and is qualified at major commercial users. During fiscal years 2003 and 2002, the Registrant's CCP product line was also in the development phase.

         To complement its own manufacturing efforts and to provide a wide variety of product offerings to its customers, the Registrant has from time to time entered into arrangements with other manufacturers to produce certain products to the Registrant's specifications. These products accounted for approximately 5% of the Registrant's consolidated revenues in each of fiscal years 2003, 2002 and 2001.

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

         During fiscal year 2002, the Registrant's manufacturing facilities were operated under ISO-9002 registration. In fiscal year 2003, the Registrant attained ISO-9001 status, a higher level certification which includes product design capability. In addition, in fiscal year 2003, the Registrant's European sales and distribution office achieved ISO-9001:2000 certification status.

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

         The Registrant promotes its products through specialized trade shows, industry trade journal advertisements, a site on the Internet's World Wide Web and catalog direct mail programs. In fiscal year 2000, the Registrant started taking orders, on a limited basis, via its web site. In fiscal year 2004, the Registrant intends to greatly expand the products it makes available for sale via its web site.

         The Registrant shipped to over 2,100 customers in fiscal year 2003 as compared to approximately 1,800 and 1,900 customers in fiscal years 2002 and 2001, respectively. The top ten customers combined accounted for approximately 29% of net sales in each of fiscal years 2003, 2002 and 2001. No customer accounted for more than 10% of the Registrant's net sales in fiscal years 2003 and 2001. Sales to various divisions of General Electric Company, a major medical electronics OEM, accounted for approximately 10% of the Registrant's net sales in fiscal year 2002.

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

         The Registrant typically sells its products through a combination of logistics arrangements and a large number of individual purchase orders. Certain individual purchase orders are subject to pricing agreements. Neither pricing agreements nor logistics arrangements are firm purchase orders, but each still requires that the Registrant commit to produce semi-finished or finished goods inventory in anticipation of receiving a purchase order for immediate shipment. The supply shortage for electronic components that began during fiscal year 2000 continued into the first half of fiscal year 2001. The shortage, which was exacerbated by historically high capital expenditure spending as a percentage of revenue by telecommunications service providers, caused customers to alter their buying behaviors in an attempt to ensure a source of supply. As the shortage eased in the second half of fiscal year 2001, customers began to utilize their inventories of parts resulting in a decline in orders. In fiscal year 2002, customers reverted to their preferred method of ordering using pricing agreements and logistics arrangements with very short lead times. See "Item 1. BUSINESS -- SALES BACKLOG" and "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

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

         In the United States, the Registrant principally sells its products through independent sales representatives who are compensated on a commission basis. In foreign countries, the Registrant historically has utilized both resellers, who purchase products from the Registrant for resale, and sales representatives. In fiscal year 2000, the Registrant established a wholly-owned subsidiary in Stockholm, Sweden. During fiscal year 2002, the Registrant elected to dissolve its subsidiary in the United Kingdom and expanded the scope of the Swedish subsidiary's activities to serving most of the Registrant's customers in Europe, thereby reducing the Registrant's reliance on resellers in this area. The Registrant continues to rely primarily on local, independently-owned resellers and independent sales representatives in all other foreign markets. See "Item 1. BUSINESS -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial Statements.

         During fiscal year 2002, the Registrant established a wholly-owned subsidiary in the United States which established a representative office in the People's Republic of China to service the growing market in China.

         At June 30, 2003, the Registrant utilized approximately 15 sales representative organizations in the United States and approximately 18 sales representative and reseller organizations in foreign countries, principally Europe, Canada and the Far East. The Registrant's sales representatives and resellers generally have substantial engineering expertise, which enables them to assist the Registrant in providing a high level of service to assist customers in generating product specifications and in providing applications assistance and maintaining contact with key customers. The Registrant employs regional sales managers to supervise its sales representatives and resellers and a staff of sales and applications specialists to provide direct contact with and support to customers.

           FOREIGN SALES

         In fiscal years 2003, 2002 and 2001, sales to customers located outside the United States constituted 41%, 35% and 28% of net sales, respectively. The Registrant's foreign customers are located primarily in Europe, Canada and the Far East. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING" and Note 9 of Notes to Consolidated Financial Statements. Export sales were made through the Registrant's foreign sales corporation subsidiary until January 2002, at which time the subsidiary was liquidated. All foreign sales, except sales by the Registrant's wholly-owned subsidiary in Stockholm, Sweden (and, until its dissolution in fiscal year 2002, its subsidiary in Sussex, England), are denominated in United States dollars. In certain circumstances, the Registrant attempts to reduce the risk of doing business in foreign countries through the use of prepayment and by working closely with its foreign representatives and distributors in assessing business environments.

           SALES BACKLOG

        The Registrant's sales backlog was $9,129,000, $9,325,000 and $16,153,000 at June 30, 2003, 2002 and 2001, respectively. Backlog generally consists of a combination of the Registrant's standard products and custom manufactured parts that require a longer lead time to produce. Historically, the long-term trend in customer requirements for the Registrant's standard products was toward shorter lead times. However, during fiscal year 2000 and the first half of fiscal year 2001, a supply shortage in the electronics component marketplace caused customers to change their typical buying behavior to ensure an adequate source of supply. This buying pattern changed abruptly in the latter half of fiscal year 2001, primarily as a result of the slowdown in the wireless infrastructure, fiber optic and semiconductor manufacturing equipment sectors. The Registrant experienced order cancellations and decreased bookings from its customers in these industries as they attempted to rationalize their inventory levels to the demand for their products. In fiscal year 2002, customers returned to historical patterns of ordering with shorter lead times, and this trend is expected to continue for the foreseeable future. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING".

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

        In light of the continuing downturn in the economy, the Registrant's research and development efforts remain focused on enhancements and extensions to its core product lines. For example, the Registrant continued its efforts on developing enhancements to its line of specialty higher frequency capacitors. The Registrant also continued development activities on its new resistive product line by adding thin film resistor manufacturing capability to its resistive products line. Typically thin film resistors offer a higher degree of reliability and are better able to handle power than their thick film counterparts. The thin film capability also allows for the development of finer line width and resolution, which is used in the manufacture of higher frequency termination and attenuators. See "Item 1. BUSINESS -- PRODUCTS".

        The Registrant has also continued to develop the technology underlying its LTCC initiative. While the Registrant continues to believe in the long-term prospects for this technology, LTCC is an extremely complicated project that will require the development and refinement of the new processes. The initial phases of the LTCC process, renamed CCP (Co-fired Ceramic Packaging), were completed during fiscal year 2003, and the Registrant intends to continue to enhance its capabilities and expand its offering of these products during fiscal year 2004.

        Expenditures for research and development were approximately $2,766,000, $3,644,000 and $4,180,000 in fiscal years 2003, 2002 and 2001, respectively, representing approximately 6%, 7% and 5% of net sales, respectively. The Registrant anticipates that research and development expenditures in fiscal year 2004, expressed as a percentage of net sales, will be comparable to fiscal year 2003.

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

        Competition in the broad MLC industry continues to be intense and, in general, is based primarily on price. In the UHF/Microwave market segment, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Registrant believes any competitive advantage it may have results from its ability to achieve consistent quality and reliability, fast deliveries and high levels of customer service. Potential growth of some commercial market applications may in the future increase the competitive importance of price in this market. The Registrant believes it competes in the UHF/Microwave capacitor market with several other manufacturers, both domestically and abroad, including AVX Corporation, Dover Corporation, Tekelec, Spectrum Control, Inc., Murata Manufacturing Co. Ltd and Taiyo Yuden, most of which are larger and have broader product lines and greater financial, marketing and technical resources than the Registrant. There are other large commodity-type MLC manufacturers who have attempted to develop products for the UHF/Microwave market segment. While the Registrant believes these efforts have not produced significant results to date, there can be no assurance that such efforts will not be successful in the future. New product developments may lead the Registrant into markets where there are existing competitors that may have significantly greater financial and technical resources and greater expertise in mass production techniques than the Registrant. Competition in the Registrant's other product areas is similar in nature to that of the capacitor market. The primary competition for the Registrant's thin film products are Aeroflex Inc. and Reinhardt Microtech AG. The primary competition for the Registrant's resistive products are MCE Technologies (recently acquired by Aeroflex Inc.), Anaren Inc. and EMC Corporation.

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

             EMPLOYEES

        At June 30, 2003, the Registrant employed 335 persons at its facilities in New York, of which seven were employed on a part-time basis; 190 persons at its facilities in Florida, of which one was employed on a part-time basis; three persons in sales offices in Asia and nine persons in sales offices in Europe. Of the 537 persons employed by the Registrant, 434 were involved in manufacturing and testing activities and as support personnel, 78 were involved in selling, general and administrative activities, and 25 were involved in research and development activities. None of the Registrant's employees are covered by collective bargaining agreements. The Registrant considers its relations with its employees to be satisfactory.

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

        The Registrant's products are used in the production of a variety of highly complex electronic products manufactured for the military and for commercial use. Accordingly, demand for the Registrant's products is highly dependent upon demand for the products in which they are used. From time to time, including the present, the Registrant's results have been negatively impacted by a general decrease in demand for technology and electronic products in the United States and abroad. There can be no assurance that the demand for such products will increase or that, even if it does increase, the demand for the Registrant's products will increase. In addition, there can be no assurance that the Registrant will not receive order cancellations after orders are booked into backlog. Moreover, a majority of the Registrant's costs are fixed, and the Registrant may not be able to reduce costs if sales volumes were to decline.

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

        During fiscal year 2003, the Registrant's ten largest customers accounted for approximately 29% of net sales. The Registrant expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Registrant's profitability. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING."

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

        The Registrant's business may be adversely affected by difficulties in obtaining raw materials and other items needed for the production of its products, the effects of quality deviations in raw materials and fluctuations in prices of such materials. Palladium, a precious metal used in the production of the Registrant's capacitors, is currently available from a limited number of metal dealers who obtain product from the Republic of South Africa or the Russian Federation. In June 2002, the Registrant reduced the level of its inventories of palladium on hand. See "Item 1. BUSINESS -- RAW MATERIALS" and "Item 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". Accordingly, a prolonged cessation or reduction of exports of palladium by the Republic of South Africa or the Russian Federation, or a significant increase in the price of palladium, could have a material adverse effect on the Registrant's business.

        Certain raw materials used by the Registrant may fluctuate in price. To the extent that the Registrant is unable to pass on increases in the costs of such materials to its customers, this may adversely affect the gross profit margins of those products using such materials.

        Competition in the MLC industry is intense and, in general, is based primarily on price. In the UHF/Microwave market segments, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Registrant competes with a number of large MLC manufacturers who have broader product lines and greater financial, marketing and technical resources than the Registrant. Growth of some commercial market applications has increased, and is expected to continue to increase, the competitive importance of price. There can be no assurance that the Registrant will be able to improve the productivity and efficiency of its manufacturing processes in order to respond to pricing pressures, or to successfully design new processes and products, and the failure to do so could have a material adverse effect on the Registrant's business.

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

        The Registrant's business may also be adversely affected by matters and events affecting businesses generally, including, without limitation, political and economic events, labor unrest, acts of God, war, acts of terrorism and other events outside of the Registrant's control.

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

        ADDRESS OF FACILITY                PRIMARY FUNCTION                  SQUARE FOOTAGE OCCUPIED       TYPE OF OCCUPANCY
        -------------------                ----------------                  -----------------------       -----------------
        10 Stepar Place
        Huntington Station, New York       Production                                    10,900            Owned

        11 - 13 Stepar Place
        Huntington Station, New York       Future production use                         22,000            Owned

        15 Stepar Place
        Huntington Station, New York       Production                                    35,000            Leased from Principal
                                                                                                           Stockholder (1)
        One Norden Lane
        Huntington Station, New York       Production                                     8,400            Owned

        17 Stepar Place
        Huntington Station, New York       Corporate, sales, administration              18,000            Owned

        2201 Corporate Square Blvd.        Production, research                          99,700            Leased from Principal
        Jacksonville, Florida              and development                                                 Stockholder (1)

        8810 Corporate Square Court
        Jacksonville, Florida              Production                                     7,500            Leased

        Ellipsvaegen 5
        SE-141 75                          Sales and                                      3,401            Leased
        Kungens Kurva, Sweden              distribution office

        Leihen Mansion 2307
        No. 40 Fuming Road,
        Futian Dist. Shenzhen              Sales office                                     863            Leased


         (1) See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Notes 4 and 7 of Notes to Consolidated Financial Statements.

        In fiscal year 2001, the Registrant purchased a 22,000 square foot facility adjacent to its existing New York facilities. This new facility is currently idle, but is expected to be used for future production and product support capacity.

        In fiscal year 2002, the Registrant added approximately 38,000 square feet to its Jacksonville facilities for various purposes, including expansion of its thin film capacity and to accommodate commercial manufacture of its new resistive product line. See "Item 1. BUSINESS -- MANUFACTURING".

        In fiscal year 2003, the Registrant moved into larger space in the same Kungens Kurva facility to enable it to handle the increased activity due to the closing of the Registrant's facility in Sussex, England. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING".

ITEM 3.           LEGAL PROCEEDINGS

        The Registrant is not currently a party to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended June 30, 2003.

             EXECUTIVE OFFICERS

        The executive officers of the Registrant are as follows:

        Victor Insetta, age 63, co-founded the Registrant in 1966 and has served as President and Chief Executive Officer and a director of the Registrant since its organization.

        Richard Monsorno, age 51, has been employed by the Registrant in various capacities since 1983. In August 1996, he was appointed Senior Vice President - Technology.

        Kathleen M. Kelly, age 49, has been employed by the Registrant in various capacities since 1974. She has served as Vice President - Administration and as corporate Secretary since November 1989.

        David B. Ott, age 61, joined the Registrant in June 1999 as Vice President - New York Manufacturing, and in December 2000, was appointed Senior Vice President, New York Manufacturing. From 1997 until his employment by the Registrant, he served as Chief Operating Officer of Great Lakes Industries, LLC, a manufacturer of metal and ceramic materials.

        Judah Wolf, age 57, has been managing the Registrant's thin film operations in Jacksonville, Florida since 1993. In 1999, he was appointed Vice President - Thin Film Operations. In August 2001, he was appointed Senior Vice President, Thin Film Products.

        Stephen Beyel, age 39, joined the Registrant as a RF Engineer in 1988. Since 1991, he has held various managerial positions within the Registrant's Sales Department. He was appointed Vice President, Sales in November 2000 and Senior Vice President, Sales in April 2003.

        Andrew R. Perz, age 44, has been with the Registrant as Controller since 1998, and was appointed Vice President, Controller in November 2000. Prior to his employment by the Registrant, he held a financial management position at Lumex Inc. from July 1989 to January 1998.

        Harrison Tarver, age 57, has been employed by the Registrant in various capacities since 1973, principally in positions relating to quality assurance. He was appointed Vice President, Quality Assurance in December 2000.

        The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the Registrant.

                                     PART II

ITEM  5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

            MARKET INFORMATION

        The Registrant's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "AMK". The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended June 30, 2003 and June 30, 2002.

                                                  FISCAL 2003                           FISCAL 2002
                                                  -----------                           -----------

Quarter Ended:                                High         Low                     High                 Low
--------------                               -----        ------                   ----                 ---
September                             $       5.10      $     2.10           $     10.85          $      7.50

December                                      6.00            2.75                 10.85                 8.00

March                                         5.03            3.51                 11.50                 7.60

June                                          5.63            3.78                  8.90                 5.00

                  NUMBER OF STOCKHOLDERS

        As of September 15, 2003, there were approximately 329 holders of record of the Registrant's common stock. The Registrant believes numerous shares are held of record by brokerage and other institutional firms for their customers.

                  DIVIDENDS

        The Registrant has not paid any cash dividends on its common stock during the past two fiscal years. It is the present policy of the Registrant's Board of Directors to retain earnings to finance the expansion of the Registrant's operations and not to pay cash dividends on its common stock.

           SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table details securities authorized for issuance under equity compensation plans as of June 30, 2003:

                                                                                                      Number of securities
                                                                                                     remaining available for
                               Number of securities to                                                future issuance under
                               be issued upon exercise        Weighted-average exercise price       equity compensation plans
                               of outstanding options,       of outstanding options, warrants         (excluding securities
                                 warrants and rights                    and rights                  reflected in column (a))
         Plan category                   (a)                                (b)                                (c)
----------------------------- ---------------------------    ----------------------------------    ----------------------------
Equity compensation plans
approved by security holders          1,381,200                           $ 6.64                             251,000

        The Registrant has no securities authorized for issuance under equity compensation plans that have not been approved by security holders. In the past, the Registrant has issued treasury shares in payment of stock bonuses which were not granted pursuant to a plan approved by stockholders. See "Item 5. SALES OF UNREGISTERED SECURITIES". It is the Registrant's current intention that any future stock awards or bonuses will be made pursuant to the terms of its existing Incentive Stock Plan (which was approved by stockholders) or another plan approved by stockholders.

                  SALES OF UNREGISTERED SECURITIES

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

        In June 2002, the Registrant issued 1,000 shares of common stock to each of seven officers as stock bonuses. The bonuses were awarded in June 2001 and were contingent upon the officer remaining employed by the Registrant on June 30, 2002.

        In June 2003, the Registrant issued 1,000 shares of common stock to each of seven officers as stock bonuses. The bonuses were awarded in August 2002 and were contingent upon the officer remaining employed by the Registrant on June 30, 2003.

        None of the shares listed above were registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereunder or because they were issued in a transaction that did not constitute a sale requiring registration under the Securities Act of 1933.

 ITEM 6.                   SELECTED FINANCIAL DATA

         The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 14. of this report. The Consolidated Financial Statements include the operations of the Registrant and its wholly-owned subsidiaries, American Technical Ceramics (Florida), Inc., American Technical Ceramics Europe AB, Phase Components Ltd. and American Technical Ceramics (China), Ltd.


                           FISCAL YEARS ENDED JUNE 30,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             2003            2002             2001           2000           1999
                                                             ----            ----             ----           ----           ----
INCOME STATEMENT DATA:
Net sales (1)                                            $ 49,048         $  49,585        $    84,585     $  66,692      $   37,688
                                                         ------------    ------------     ------------    -----------    -----------
Gross profit (1)                                         $ 14,332         $   9,624        $    36,721     $  29,946      $   13,838
                                                         ------------    ------------     ------------    -----------    -----------
(Loss)/income from operations                            $   (755)        $  (6,596)       $    16,122     $  13,989      $    3,130
                                                         ------------    ------------     ------------    -----------    -----------
Net (loss)/income                                        $   (501)        $  (4,243)       $    10,332     $   9,071      $    2,129
                                                         ------------    ------------     ------------    -----------    -----------
Basic net (loss)/income per common share (2)             $  (0.06)        $   (0.53)       $      1.30     $    1.18      $     0.28
                                                         ------------    ------------     ------------    -----------    -----------
Diluted net (loss)/income per common share (2)           $  (0.06)        $   (0.53)       $      1.24     $    1.11      $     0.28
                                                         ------------    ------------     ------------    -----------    -----------
Cash dividends paid per common share                     $      -         $     -          $      -        $      -       $      -
                                                         ------------    ------------     ------------    -----------    -----------

BALANCE SHEET DATA:
Property, plant and equipment,                           $ 27,021         $  29,740        $    32,089     $  22,902      $   18,791
                                                         ------------    ------------     ------------    -----------    -----------
Total assets                                             $ 63,548         $  66,574        $    76,576     $  59,787      $   43,622
                                                         ------------    ------------     ------------    -----------    -----------
Long-term debt, less current portion                     $  3,290         $   2,368        $     7,211     $   3,486      $    3,691
                                                         ------------    ------------     ------------    -----------    -----------
Working capital                                          $ 31,485         $  28,375        $    33,662     $  27,087      $   19,160
                                                         ------------    ------------     ------------    -----------    -----------

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

QUARTERLY FINANCIAL DATA:
(unaudited)                   (In thousands, except per share amounts)

                                                                                 BASIC             DILUTED
                                                                              NET (LOSS)         NET (LOSS)
                                                           NET INCOME           /INCOME            /INCOME
   QUARTER ENDED       NET SALES        GROSS PROFIT        /(LOSS)          PER SHARE (1)      PER SHARE (1)
   -------------       ---------        ------------        -------          ---------          ----------
Fiscal 2003
-----------
September            $       12,487   $         4,086    $         338     $          0.04    $           0.04
December                     11,561             3,429             (330)              (0.04)              (0.04)
March                        11,930             3,308             (299)              (0.04)              (0.04)
June                         13,070             3,509             (210)              (0.03)              (0.03)
                     ---------------  -----------------  ---------------   ------------------  ----------------
   Total             $       49,048   $        14,332    $        (501)    $         (0.06)    $         (0.06)
                     ---------------  -----------------  ---------------   ------------------  ----------------

Fiscal 2002
-----------
September            $       13,905   $          4,457   $         298     $          0.04     $          0.04
December                     11,582              2,336          (1,038)              (0.13)              (0.13)
March                        11,956              2,544          (1,057)              (0.13)              (0.13)
June                         12,142                287          (2,446)              (0.30)              (0.30)
                     ---------------  -----------------  ---------------   ------------------  ----------------
   Total             $       49,585   $          9,624   $      (4,243)    $         (0.53)    $         (0.53)
                     ---------------  -----------------  ---------------   ------------------  ----------------

(1) Earnings per share amounts for each quarter are required to be computed independently. As a result, the sum may differ from the total year earnings per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 15. of this Report. See also "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS" in Part I of this Report.

           GENERAL

        After reaching peak business levels in the first half of fiscal year 2001, the Registrant experienced a rapid decline in sales volume, as did the entire electronic component industry, due to a drastic slowdown in the wireless infrastructure and fiber optic markets. After bottoming out in the second quarter of fiscal year 2002, sales have rebounded modestly. However, demand from the wireless infrastructure and fiber optics markets remains depressed. Sales for fiscal year 2003 were essentially level with fiscal year 2002.

        In response to the industry downturn, the Registrant instituted a series of cost reduction measures in the second half of fiscal year 2001. The measures included headcount reduction, spending control measures and the closure of the Registrant's sales office in England, among others. Additionally, certain inventory was written down to net realizable value and excess palladium was sold at a significant loss in fiscal year 2002. Current year losses have declined primarily as a result of these cost reduction measures. Most recently, the Registrant has selectively added personnel in order to improve customer service and build for the future.

        The Registrant has developed new products which, to some extent, have helped to offset the decreased business. Many of these new products sell into the same markets as the Registrant's traditional products and, as such, the benefits of the newer products has been limited. As product demand increases, the Registrant expects to benefit from sales volume improvement from traditional products and also from products that have been introduced during the past two years. Demand improvement will largely depend on increased capital expenditures in the markets the Registrant serves.

        Many of the customers the Registrant serves have begun to use facilities in Asia to build their product. Production and major new technology infrastructure projects have shifted into this region. China is a growing market and the Chinese government continues to spend significant money on encouraging the growth of the electronic components industry. The Registrant has responded by opening its first sales office in the Far East in China. Based upon its experience in Europe, the Registrant believes that maintaining a local sales office will enable it to remain in close contact with its customers and strengthen relationships with the major manufacturers in the region.

        The Registrant expects that bookings will be flat throughout the remainder of the calendar year and will gradually increase thereafter. The increases are anticipated to be in part from an increase in orders due to an economic recovery and in part due to sales of new product offerings which the Registrant has recently introduced. There can be no assurance, however, concerning the timing of an economic recovery, if any, or the level of acceptance of any of the Registrant's new products.

                 RESULTS OF OPERATIONS

              FISCAL YEAR 2003 COMPARED WITH FISCAL YEAR 2002

        Net sales for the fiscal year ended June 30, 2003 were $49,048,000, a decrease of 1% from the $49,585,000 recorded in the fiscal year ended June 30, 2002. Domestic sales decreased by 12% to $28,697,000 in fiscal year 2003 from $32,459,000 in fiscal year 2002. International sales increased by 19% to $20,351,000 in fiscal year 2003 from $17,126,000 in fiscal year 2002. Although overall sales remained at levels comparable to the prior year, there was an increase in sales of larger case size capacitors and EIA case capacitors and a decline in sales of thin film products. The increase in foreign sales is indicative of the Registrant's customers migrating production overseas, penetration into the Asian market and improved sales in Europe.

        Orders have improved significantly from the lows experienced in the second quarter of fiscal year 2002. Total bookings in fiscal year 2003 were $48,767,000, compared to $42,976,000 in fiscal year 2002, representing an increase of approximately 13%. Growth has come from the military and wireless infrastructure markets offset partially by a decrease in orders from the medical electronics market.

        Gross margins were 29% of net sales in fiscal year 2003, compared to 19% in fiscal year 2002. The increase in gross margins was attributable in part to cost reduction measures implemented by the Registrant in fiscal year 2002 in response to the industry downturn and increased precious metal recovery, as well as the lack of inventory write-downs to net realizable value and a loss on the sale of palladium (a precious metal used in the manufacture of certain core products) both of which occurred in fiscal 2002. In June 2002, the Registrant sold a portion of its palladium inventory to align inventory levels with anticipated demand. The Registrant believes its current level of inventory is appropriate for current sales and production levels.

        Operating expenses totaled $15,087,000, or 31% of net sales, in fiscal year 2003, compared to $16,220,000, or 33% of net sales, in fiscal year 2002. The decrease in operating expenses from the prior fiscal year was attributable to decreased staff as a result of the cost reduction measures discussed above, lower severance costs and other restructuring costs, and decreased research and development spending. Operating expenses also decreased as a percentage of sales for the same reasons.

        Net interest expense was $250,000 in fiscal year 2003, compared to net interest expense of $305,000 in fiscal year 2002. The decrease in net interest expense was attributable primarily to the retiring of all outstanding bank debt in the first quarter of fiscal year 2003.

        The effective income tax benefit rate for fiscal year 2003 was approximately 50%, as compared to 37% for fiscal year 2002. The increase in the effective income tax rate was primarily due to the impact of foreign tax benefits in relation to the low level of pre-tax loss.

        As a result of the foregoing, the Registrant reported a net loss of $501,000, or $.06 per common (and diluted) share, for fiscal year 2003, compared to a net loss of $4,243,000, or $0.53 per common (and diluted) share, for fiscal year 2002.

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

        The Registrant has responded to the decrease in business levels by instituting a series of cost reduction initiatives. During fiscal year 2002, the Registrant implemented a series of workforce reductions, scaled back its research and development efforts and significantly reduced capital spending. In addition, in the fourth quarter of fiscal year 2002, the Registrant sold a large portion of its palladium raw material inventory that it deemed to be excess based on anticipated business levels for $3.3 million. The Registrant recognized a loss of $1,360,000 (after tax), or $.17 per share, during the fourth quarter of fiscal year 2002 as a result of this transaction.

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

        Operating expenses totaled $16,220,000, or 33% of net sales, in fiscal year 2002, compared to $20,599,000, or 24% of net sales, in fiscal year 2001. The decrease in operating expenses from the prior fiscal year was attributable to decreased staff as a result of the cost reduction measures discussed above, lower commissions related to the lower sales volume, lower bonus accruals due to decreased profitability, and decreased research and development spending, partially offset by severance costs and other restructuring costs of approximately $406,000. As a percentage of sales, operating expenses increased due to the lower level of sales and the fixed nature of certain expenses.

        Net interest expense was $305,000 in fiscal year 2002, compared to net interest expense of $226,000 in fiscal year 2001. The increase in net interest expense was attributable to decreased interest income due to lower prevailing interest rates, offset partially by an increase in cash available for investing and lower interest expense on loans.

        The effective income tax benefit rate for fiscal year 2002 was approximately 37%, as compared to an effective income tax rate of 35% for fiscal year 2001. The increase in the effective income tax rate was due to operating losses and the impact of certain credits.

        As a result of the foregoing, the Registrant reported a net loss of $4,243,000, or ($.53) per common share and per common share assuming dilution, for fiscal year 2002, compared to net income of $10,332,000, or $1.30 per common share ($1.24 per common share assuming dilution), for fiscal year 2001.

              LIQUIDITY AND CAPITAL RESOURCES

        The Registrant's financial position at June 30, 2003 remains strong as evidenced by working capital of $31,485,000, compared to working capital of $28,375,000 at June 30, 2002. The Registrant's current ratio at June 30, 2003 was 7.3:1, compared to 4.4:1 at June 30, 2002. The Registrant's quick ratio at June 30, 2003 increased to 3.7:1, compared to 2.0:1 at June 30, 2002. The improvement in the current and quick ratios were primarily due to the retiring of the Registrant's bank debt in July 2002 and positive cash flows from operations in excess of capital expenditures.

        Cash and investments increased to $11,696,000 at June 30, 2003, compared to $10,154,000 at June 30, 2002. The increase in cash and investments was primarily the result of positive cash flow from operations in excess of capital expenditures and collection of tax refunds partially offset by the retiring of the bank debt. Accounts receivable increased by $393,000 to $6,721,000 at June 30, 2003, compared to $6,328,000 at June 30, 2002. Inventories decreased by $273,000 to $15,144,000 at June 30, 2003, compared to $15,417,000 at June 30,
2002. The Registrant continues to maintain high finished goods inventory levels to keep customer lead times to a minimum and maintain good customer service. Other current assets decreased by $1,624,000 primarily due to the collection of income tax receivables as a result of losses incurred in fiscal 2002.

        Current portion of long-term debt decreased $3,921,000 to $355,000, at June 30, 2003 compared to $4,276,000 at June 30, 2002. The decrease in the current portion of long-term debt was due to the retiring of the bank debt in the first quarter of fiscal year 2003. Accounts payable increased by $147,000 to $1,025,000 at June 30, 2003, compared to $878,000 at June 30, 2002. Accrued expenses decreased by $375,000 to $2,843,000 at June 30, 2003, compared to $3,218,000 at June 30, 2002.

        The Registrant leases its facility in Jacksonville, Florida from a partnership controlled by the Registrant's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of September 2002, primarily to reflect certain additions to the facility and market value adjustments as required by the terms of the lease based upon independent appraisals. See "Item 2. PROPERTIES". Effective September 1, 2002, the Registrant is obligated to pay approximately $719,000 per annum under this lease, an increase from $461,000 per annum during fiscal year 2002. The payments due over the remaining seven years of this capital lease, including the portion related to interest, total approximately $5,214,000. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Note 4 of Notes to Consolidated Financial Statements.

        At June 30, 2002, the Registrant had available two credit facilities with Bank of America, N.A. ("Bank of America"): a $4,000,000 revolving line of credit against which no borrowings were incurred, and an $8,500,000 equipment line of credit against which the Registrant had borrowings of $4,047,000 outstanding. Both lines bore interest at 1 1/2% above the one month LIBOR rate, or approximately 3.3% at June 30, 2002. The outstanding principal balance of the equipment line rolled over periodically into a self-amortizing term note of not less than four nor more than seven years.

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

        The Registrant is in the process of seeking a line of credit or other form of financing for planned purchases of equipment. If the Registrant is unable to secure such financing on acceptable terms, the Registrant believes that it will be able to fund such purchases from cash on hand and cash generated from operations.

         Capital expenditures for the fiscal year ended June 30, 2003 totaled $1,708,000, including expenditures for machinery and equipment and planned leasehold improvements. The Registrant intends to use cash on hand, cash generated through operations, and available credit, if any, to finance budgeted capital expenditures, primarily for equipment acquisition, of approximately $4,700,000 in fiscal year 2004.

        Aggregate contractual obligations as of June 30, 2003 mature as follows:

                                                                Payments Due by Period (in 000's)
                                       ------------------------------------------------------------------------------------
                                                             Less
                                                            than 1             1- 3             4- 5            After 5
   Contractual Obligations                Total              year             years             years            years
   ----------------------------------  -------------    ---------------    -------------    --------------    -------------
   Bank Debt                           $        ---     $         ---       $       ---     $        ---      $        ---
   Capital Lease Obligations                  3,645               355             1,316            1,135                839
   Operating Leases                           1,786               453             1,230              103                ---
                                       -------------    ---------------    -------------    --------------    -------------
   Total Contractual Obligations       $      5,431      $        808        $    2,546       $    1,238        $       839
                                       =============    ===============    =============    ==============    =============

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

     CRITICAL ACCOUNTING POLICIES

        The Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Registrant's significant accounting policies are described in Note 1 to its consolidated financial statements contained in "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this report. The Registrant believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

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

           INVENTORY VALUATION

        The Registrant values inventory at the lower of aggregate cost (first-in, first-out) or market. When the cost of inventory is determined by management to be in excess of its market value, such inventory is written down to its estimated net realizable value. This requires the Registrant to make estimates and assumptions about several factors (e.g., future sales quantities and selling prices, and percentage complete and failure rates for work in process) based upon historical experience and its projections for future periods. Changes in factors such as the level of order bookings, the product mix of order bookings and the Registrant's manufacturing processes could have a material impact on the Registrant's assessment of the net realizable value of inventory in the future.

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

           VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

        The Registrant assesses the recoverability of long-lived assets whenever the Registrant determines that events or changes in circumstances indicate that the carrying amount may not be recoverable. Its assessment is primarily based upon its estimate of future cash flows associated with these assets. The Registrant believes that the carrying amount of its long-lived assets is recoverable. However, should its operating results deteriorate, or anticipated new product launches not occur or not attain the commercial acceptance that the Registrant anticipates, the Registrant may determine that some portion of its long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect its financial position or results of operations for that period.

           INFLATION

        The Registrant does not expect the effects of inflation to have a significant impact on its liquidity or results of operations.

           ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure" ("SFAS No. 148"), - an amendment of FASB Statement No. 123", which provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Registrant adopted the disclosure provisions of SFAS No. 148 effective, January 1, 2003. The Registrant continued to apply the intrinsic value-based method to account for stock options through fiscal year 2003.

        In July 2003, the Registrant elected to transition to a fair value-based method of accounting for stock-based employee compensation. The Registrant will use the prospective method for the transition as permitted by SFAS 148. Under the prospective method, stock compensation expense for new awards will be recognized for any new option grants or stock awards granted on or after July 1, 2003 based upon the award's fair value. Outstanding stock options granted prior to July 1, 2003, will continue to be accounted for under the intrinsic value method. Stock compensation expense for new awards will be calculated using the Black-Scholes Pricing Model to estimate fair value. The adoption of this standard will increase recognized stock compensation expense to the extent stock options or awards are granted after June 30, 2003.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). Previously, consolidation of variable interest entities was largely based on controlling voting rights. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to entities where the company is vulnerable to a majority of the entity's risk of loss or is entitled to receive a majority of the entity's residual returns even if there is no controlling voting interest. The Registrant will adopt FIN No. 46 effective July 1, 2003. The Registrant is currently assessing the impact of the adoption of FIN No. 46 on its financial position and consolidated results of operations.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Registrant has identified three market risks relative to its business: foreign currency exchange rate risk, commodity price risk and security price risk. The Registrant has managed its market risk exposures in order to minimize their potential impact on its consolidated financial condition and results of operations. Specifically:

     a) Foreign currency exchange rate risk. With the exception of sales by the Registrant's wholly-owned subsidiary in Sweden (which are denominated in Krona), all transactions are, and are anticipated to be, denominated in U.S. Dollars. At the present time, the contribution of the Swedish subsidiary to the Registrant's consolidated results of operations is not significant. See Note 9 of Notes to Consolidated Financial Statements. Accordingly, fluctuations in exchange rates would not presently have a material adverse effect on the Registrant's operations.

     b) Commodity price risk. The Registrant uses certain precious metals in the manufacturing of its products (primarily palladium and gold), and is therefore subject to certain commodity price risks. The Registrant believes that, based upon its current levels of production and inventories of palladium and gold, it will need to buy additional quantities of palladium during the next fiscal year at prevailing market prices. Additionally, the Registrant believes that the price of palladium and gold will remain stable due to the lower demand coming from the electronics industry. If prices were to begin rising significantly, the Registrant may decide to purchase a longer-term supply of the metals to protect against unstable pricing.

     c) Security price risk. The Registrant's current portfolio of marketable securities consists of U.S. Treasury notes and other government securities with varying maturities of up to three years. The Registrant believes it can effectively manage any exposure resulting from declining prices by holding any securities which decline substantially in value until maturity.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Registrant's Consolidated Financial Statements and the Notes thereto begin on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.         CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. In response to the requirements of the Sarbanes-Oxley Act of 2002, within 90 days prior to the date of this report (the "Evaluation Date"), the Registrant's President and Chief Executive Officer and Vice President - Controller carried out an evaluation of the effectiveness of the Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers concluded that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Registrant and the Registrant's consolidated subsidiaries was made known to them by others within those entities, particularly during the period in which this report was being prepared.

        Changes in Internal Controls. There were no changes in the Registrant's internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during the Registrant's last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 19, 2003 is hereby incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 19, 2003 is hereby incorporated by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and the information relating to beneficial ownership of the Registrant's common stock in the table under the caption "Election of Directors" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 19, 2003 is hereby incorporated by reference. See also "Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS -- EQUITY COMPENSATION PLAN INFORMATION".

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 19, 2003 is hereby incorporated by reference.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information set forth under the caption "Principal Accounting Fees and Services" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 19, 2003 is hereby incorporated by reference.

                                     PART IV


ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  FINANCIAL STATEMENTS                                                                    PAGE NO.
     --------------------                                                                    --------
     Index to Consolidated Financial Statements..........................................       F
     Independent Auditors' Report........................................................       F-1
     Consolidated Financial Statements
           Balance Sheets as of June 30, 2003 and 2002...................................       F-2
           Statements of Operations
              Fiscal Years Ended June 30, 2003, 2002 and 2001............................       F-3
           Statements of Stockholders' Equity and Comprehensive Income (Loss)
              Fiscal Years Ended June 30, 2003, 2002 and 2001............................       F-4
           Statements of Cash Flows
              Fiscal Years Ended June 30, 2003, 2002 and 2001............................       F-5
           Notes to Consolidated Financial Statements       .............................       F-6

(b)  REPORTS ON FORM 8-K
     -------------------

        On September 3, 2003, the Registrant furnished a report on Form 8-K together with the Registrant's Press Release announcing it's fourth quarter financial results for the period ended June 30, 2003. The Form 8-K contained the information required by "Item 9. Regulation FD Disclosure" and "Item 12. Disclosure of Results of Operations and Financial Condition," in accordance with SEC Release 33-8216.

(C)  EXHIBITS

        Unless otherwise indicated, the following exhibits were filed as part of the Registrant's Registration Statement on Form S-18 (No. 2-96925-NY) (the "Registration Statement") and are incorporated herein by reference to the same exhibit thereto:

EXHIBIT NO.       DESCRIPTION
-----------       -----------
3(a)(i)       -   Certificate of Incorporation of the Registrant.

3(a)(ii)      -   Amendment to Certificate of Incorporation.  (4)

3(b)(i)       -   By-laws of the Registrant.

9(a)(i)       -   Restated Shareholders' Agreement, dated April 15, 1985, among
                  Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                  Registrant.

10(b)         -   Lease, dated September 1, 2002, between Stepar Leasing, LLC and the Registrant for premises at 15 Stepar Place, Huntington
                  Station, N.Y. (19)

10(c)(i)      -   Form of 1985 Employee Stock Sale Agreement between the
                  Registrant and various employees.

10(c)(ii)     -   Form of Employee Stock Bonus Agreement, dated as of July 1,
                  1993, between the Registrant and various employees. (3)

10(c)(iii)    -   Form of Employee Stock Bonus Agreement, dated as of April 19,
                  1994, between the Registrant and various employees. (3)

10(c)(iv)     -   Form of Employee Stock Bonus Agreement, dated as of April 20,
                  1995, between the Registrant and various employees. (4)

10(e)(i)      -   Second Amended and Restated Lease, dated as of May 16, 2000, between V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (13)

10(g)(iii)    -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (4)

10(g)(iv)     -   Employment Agreement, dated April 3, 1985, between Victor
                  Insetta and the Registrant, and Amendments No. 1 through 4 thereto. (2)

10(g)(v)      -   Amendment No. 5, dated as of September 11, 1998, to Employment
                  Agreement between Victor Insetta and the Registrant. (8)

10(g)(vi)     -   Amendment No. 6, dated as of January 3, 2001, to Employment
                  Agreement between Victor Insetta and the Registrant. (20)

10(h)         -   Employment Agreement, dated September 1, 2000, between the
                  Registrant and Richard Monsorno. (14)

10(i)         -   Managers Profit Bonus Plan, dated December 7, 1999 and
                  effective January 1, 2000. (12)

10(k)         -   Consulting Agreement, dated October 2000, between the
                  Registrant and Stuart P. Litt. (14)



10(m) (i)     -   American Technical Ceramics Corp. 1997 Stock Option Plan.  (7)

10(m) (ii)    -   American Technical Ceramics Corp. 2000 Incentive Stock Plan.  (12)

10(p)         -   Second Amended and Restated Employment Agreement, dated as of
                  December 31, 2001, between Judah Wolf and the Registrant. (17)

10(r)         -   Employment Agreement, dated April 10, 2001, between the Registrant and David Ott. (15)

10(r)(i)      -   Amendment to Employment Agreement, dated as of January 1,
                  2001, between David Ott and the Registrant. (17)

10(s)         -   Employment Agreement, dated April 1, 2003, between the
                  Registrant and Stephen Beyel. (20)

21            -   Subsidiaries of the Registrant.  (18)

23            -   Consent of KPMG LLP.  (21)

31.1          -   Section 302 Certification of Chief Executive Officer. (21)

31.2          -   Section 302 Certification of Principal Accounting Officer.
                  (21)

32            -   Section 906 Certifications. (21)

--------------------------------


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

19. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

20. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

21.  Filed herewith.

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

                        AMERICAN TECHNICAL CERAMICS CORP.

                                        BY: /S/ VICTOR INSETTA
                                            -------------------
                                               VICTOR INSETTA
                                                  President


Dated:        September 25, 2003

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

     NAME                                            TITLE                              DATE
     ----                                            -----                              ----
/S/ VICTOR INSETTA                               President and Director         September 25, 2003
---------------------------                  (Principal Executive Officer)
 Victor Insetta


/S/ ANDREW R. PERZ                             Vice President, Controller       September 25, 2003
-------------------                          (Principal Accounting Officer)
 Andrew R. Perz


/S/ STUART P. LITT                                   Director                   September 25, 2003
------------------
 Stuart P. Litt


/S/ O. JULIAN GARRARD III                            Director                   September 25, 2003
-------------------------
 O. Julian Garrard III


/S/ CHESTER E. SPENCE                                Director                   September 25, 2003
---------------------
 Chester E. Spence


/S/ THOMAS J. VOLPE                                  Director                   September 25, 2003
-------------------
 Thomas J. Volpe


/S/ DOV S. BACHARACH                                 Director                   September 25, 2003
--------------------
 Dov S. Bacharach

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page Number
              Independent Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . .        F-1

              Consolidated Balance Sheets as of June 30, 2003 and 2002 . . . . . . . . . . . .        F-2

              Consolidated Statements of Operations
                 Fiscal Years Ended June 30, 2003, 2002 and 2001 . . . . . . . . . . . . . . .        F-3

              Consolidated Statements of Stockholders' Equity and
                 Comprehensive Income (Loss)
                 Fiscal Years Ended June 30, 2003, 2002 and 2001 . . . . . . . . . . . . . . .        F-4

              Consolidated Statements of Cash Flows
                 Fiscal Years Ended June 30, 2003, 2002 and 2001 . . . . . . . . . . . . . . .        F-5

              Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .        F-6

                                       F

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
American Technical Ceramics Corp.:


We have audited the accompanying consolidated balance sheets of American Technical Ceramics Corp. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical Ceramics Corp. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.




                                  /S/ KPMG LLP




Melville, New York
September 3, 2003

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS                                              JUNE 30, 2003         JUNE 30, 2002
                                                                                        ------------------    ------------------
CURRENT ASSETS
   Cash (including cash equivalents of $996,000 and
      $3,606,000, respectively)                                                         $       8,685,000     $       7,129,000
   Investments                                                                                  3,011,000             3,025,000
   Accounts receivable, net                                                                     6,721,000             6,328,000
   Inventories                                                                                 15,144,000            15,417,000
   Deferred income taxes, net                                                                   1,989,000             2,284,000
   Other current assets                                                                           940,000             2,564,000
                                                                                        ------------------    ------------------
                                           TOTAL CURRENT ASSETS                                36,490,000            36,747,000
                                                                                        ------------------    ------------------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                           738,000               738,000
   Buildings                                                                                   10,115,000             8,678,000
   Leasehold improvements                                                                       5,105,000             5,019,000
   Machinery and equipment                                                                     41,317,000            40,880,000
   Computer equipment and software                                                              5,332,000             5,078,000
   Furniture, fixtures and other                                                                1,627,000             1,505,000
                                                                                        ------------------    ------------------
                                                                                               64,234,000            61,898,000
   Less:   Accumulated depreciation and amortization                                           37,213,000            32,158,000
                                                                                        ------------------    ------------------
                                                                                               27,021,000            29,740,000
                                                                                        ------------------    ------------------
OTHER ASSETS                                                                                       37,000                87,000
                                                                                        ------------------    ------------------
                                           TOTAL ASSETS                                 $      63,548,000      $     66,574,000
                                                                                        ==================    ==================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                                                    $         355,000      $      4,276,000
   Accounts payable                                                                             1,025,000               878,000
   Accrued expenses                                                                             2,843,000             3,218,000
   Income taxes                                                                                   782,000                   ---
                                                                                        ------------------    ------------------

                                           TOTAL CURRENT LIABILITIES                            5,005,000             8,372,000


LONG-TERM DEBT, NET OF CURRENT PORTION                                                          3,290,000             2,368,000
DEFERRED INCOME TAXES                                                                           3,300,000             3,642,000
                                                                                        ------------------    ------------------
                                           TOTAL LIABILITIES                                   11,595,000            14,382,000
                                                                                        ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock -- $.01 par value; authorized 20,000,000 shares; issued
        8,502,758 and 8,492,258 shares, outstanding 8,088,618 and 8,074,118
        shares, respectively                                                                       85,000                85,000
   Capital in excess of par value                                                              11,418,000            11,380,000
   Retained earnings                                                                           41,670,000            42,171,000
   Accumulated  other comprehensive income (loss):

      Unrealized gain on investments available-for-sale, net                                        ---                   5,000
      Cumulative foreign currency translation adjustment                                          176,000               (46,000)
                                                                                        ------------------    ------------------
                                                                                                  176,000               (41,000)
                                                                                        ------------------    ------------------
    Less:   Treasury stock, at cost (414,140 and 421,140 shares, respectively)                  1,396,000             1,403,000
                                                                                        ------------------    ------------------
                                           TOTAL STOCKHOLDERS' EQUITY                          51,953,000            52,192,000
                                                                                        ------------------    ------------------
                                                                                          $    63,548,000       $    66,574,000
                                                                                        ==================    ==================

See accompanying notes to consolidated financial statements.

             AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FISCAL YEARS ENDED JUNE 30, 2003, 2002, 2001

                                                                  2003                     2002                   2001
                                                                  ----                     ----                   ----
Net sales                                                  $   49,048,000             $  49,585,000          $  84,585,000
Cost of sales                                                  34,716,000                39,961,000             47,864,000
                                                           -------------------       -----------------      ---------------

     Gross profit                                              14,332,000                 9,624,000             36,721,000
                                                           -------------------       -----------------      ---------------

Selling, general and administrative expenses                   11,972,000                12,403,000             16,003,000
Research and development expenses                               2,766,000                 3,644,000              4,180,000
Other                                                             349,000                   173,000                416,000
                                                           -------------------       -----------------      ---------------
     Operating expenses                                        15,087,000                16,220,000             20,599,000
                                                           -------------------       -----------------      ---------------

     (Loss)/income from operations                               (755,000)               (6,596,000)            16,122,000
                                                           -------------------       -----------------      ---------------

Other expense (income)
     Interest expense                                             359,000                   496,000                559,000
     Interest income                                             (109,000)                 (191,000)              (333,000)
     Other                                                            ---                  (160,000)                 ---
                                                           -------------------       -----------------      ---------------
                                                                  250,000                   145,000                226,000
                                                           -------------------       -----------------      ---------------

     (Loss)/income before provision for income taxes           (1,005,000)               (6,741,000)            15,896,000

Provision for income taxes                                       (504,000)               (2,498,000)             5,564,000


                                                           -------------------       -----------------      ---------------
     Net (loss)/income                                     $     (501,000)            $  (4,243,000)         $  10,332,000
                                                           ===================       =================      ===============

Basic net (loss)/income per common share                   $        (0.06)            $       (0.53)         $        1.30

Diluted net (loss)/income per common share                 $        (0.06)            $       (0.53)         $        1.24

                                                           -------------------       -----------------      ---------------
Basic weighted average common shares outstanding                8,074,000                 8,050,000              7,962,000
                                                           ===================       =================      ===============

                                                           -------------------       -----------------      ---------------
Diluted weighted average common shares outstanding              8,074,000                 8,050,000              8,315,000
                                                           ===================       =================      ===============

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                FISCAL YEARS ENDED JUNE 30, 2003, 2002, AND 2001


                                                                                                                  Accumulated
                                                                                     Capital in                       Other
                                       Comprehensive            Common Stock        Excess of Par    Retained     Comprehensive
                                       Income/(Loss)          Shares     Amount         Value        Earnings      Income (Loss)
                                      ---------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                     8,369,528  $ 84,000    $10,366,000    $36,082,000      $(168,000)

Net income                             $  10,332,000            ---         ---           ---       10,332,000          ---

Tax benefit of stock options exercised        ---               ---         ---         182,000        ---              ---

Stock award compensation                      ---               ---         ---         369,000        ---              ---

Exercise of stock options                     ---               81,905     1,000        343,000        ---              ---
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment             112,000

   Foreign currency translation
     adjustment                             (182,000)
                                        ------------

Other comprehensive loss, net of tax         (70,000)            ---        ---           ---          ---            (70,000)
                                        ------------

Comprehensive income                   $  10,262,000
                                       ==============----------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001                                     8,451,433  $ 85,000    $11,260,000    $46,414,000      $(238,000)

Net (loss)                             $  (4,243,000)            ---        ---           ---       (4,243,000)         ---

Tax benefit of stock options exercised        ---                ---        ---          57,000         ---             ---

Stock award compensation expense              ---                ---        ---        (112,000)        ---             ---

Exercise of stock options                     ---               40,825      ---         175,000         ---             ---

Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment             (51,000)

   Foreign currency translation
     adjustment                              248,000
                                       -------------

Other comprehensive Income, net of tax       197,000             ---        ---           ---           ---           197,000
                                       -------------

Comprehensive (loss)                   $  (4,046,000)
                                       =============-----------------------------------------------------------------------------

BALANCE AT JUNE 30, 2002                                     8,492,258    85,000    $11,380,000    $42,171,000        (41,000)

Net (loss)                             $    (501,000)            ---        ---           ---         (501,000)         ---

Tax benefit of stock options exercised       ---                 ---        ---           2,000         ---             ---

Stock award compensation expense             ---                 ---        ---          10,000         ---             ---

Exercise of stock options                    ---                10,500      ---          26,000         ---             ---

Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment              (5,000)

   Foreign currency translation
     adjustment                              222,000
                                       ------------

Other comprehensive Income, net of tax       217,000             ---        ---           ---           ---           217,000
                                       ------------

Comprehensive (loss)                   $    (284,000)
                                       =============-----------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                                     8,502,758    85,000    $11,418,000    $41,670,000        176,000
                                                    =============================================================================





                                                                Deferred
                                     Treasury Stock           Compensation                Total
                                     ---------------------------------------------------------------
BALANCE AT JUNE 30, 2000              $  (1,515,000)          $  (528,000)          $ 44,321,000

Net income                                  ---                      ---              10,332,000

Tax benefit of stock options exercised      ---                      ---                 182,000

Stock award compensation                     68,000               283,000                720,000

Exercise of stock options                   ---                      ---                 344,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment

   Foreign currency translation
     adjustment


Other comprehensive loss, net of tax        ---                      ---                 (70,000)


Comprehensive income
                                      ---------------------------------------------------------------

BALANCE AT JUNE 30, 2001              $  (1,447,000)          $  (245,000)          $ 55,829,000

Net (loss)                                  ---                      ---              (4,243,000)

Tax benefit of stock options exercised      ---                      ---                  57,000

Stock award compensation expense             44,000               245,000                177,000

Exercise of stock options                   ---                      ---                 175,000

Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment

   Foreign currency translation
     adjustment


Other comprehensive Income, net of tax      ---                      ---                 197,000


Comprehensive (loss)
                                      ---------------------------------------------------------------

BALANCE AT JUNE 30, 2002              $  (1,403,000)                 ---              52,192,000

Net (loss)                                  ---                      ---                (501,000)

Tax benefit of stock options exercised      ---                      ---                   2,000

Stock award compensation expense              7,000                  ---                  17,000

Exercise of stock options                   ---                      ---                  26,000

Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment

   Foreign currency translation
     adjustment


Other comprehensive Income, net of tax      ---                      ---                 217,000


Comprehensive (loss)
                                      ---------------------------------------------------------------
BALANCE AT JUNE 30, 2003              $  (1,396,000)                 ---              51,953,000
                                      ---------------------------------------------------------------


See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FISCAL YEARS ENDED JUNE 30, 2003, 2002, 2001


CASH FLOWS FROM OPERATING ACTIVITIES:                                   2003                  2002                  2001
                                                                  -----------------    -------------------    ------------------
  Net (loss)/income                                               $       (501,000)    $     (4,243,000)      $    10,332,000
  Adjustments to reconcile net (loss)/income to net cash
     provided by operating activities:

       Depreciation and amortization                                     5,391,000            5,061,000             4,367,000

       Loss on disposal of fixed assets                                    459,000               98,000               114,000

       Stock award compensation expense                                     17,000              177,000               720,000

       Deferred income taxes                                               (45,000)             198,000              (550,000)

       Realized gain on sale of investments                                    ---             (160,000)                  ---

  Changes in operating assets and liabilities:

       Accounts receivable, net                                           (393,000)           5,202,000             1,156,000

       Inventories                                                         273,000            9,151,000            (8,435,000)

       Other assets                                                      1,682,000              632,000               362,000

       Accounts payable, accrued expenses and
         income taxes payable                                              556,000           (7,389,000)              810,000

                                                                  -----------------    -------------------    ------------------

  Net cash provided by operating activities                              7,439,000            8,727,000             8,876,000
                                                                  -----------------    -------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                             (1,708,000)          (3,156,000)          (12,973,000)

       Purchase of investments                                          (5,001,000)          (4,325,000)             (102,000)

       Proceeds from sale of investments                                 5,000,000            4,900,000                   ---

       Proceeds from sale of fixed assets                                   18,000              376,000                64,000

                                                                  -----------------    -------------------    ------------------

  Net cash used in investing activities                                 (1,691,000)          (2,205,000)          (13,011,000)
                                                                  -----------------    -------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayment of long-term debt                                      (4,436,000)          (3,444,000)             (465,000)

       Proceeds from exercise of stock options                              26,000              175,000               344,000

       Proceeds from issuance of debt                                          ---            2,000,000             3,784,000

                                                                  -----------------    -------------------    ------------------

  Net cash (used in)/provided by financing activities                   (4,410,000)          (1,269,000)            3,663,000
                                                                  -----------------    -------------------    ------------------

       Effect of exchange rate changes on cash                             218,000              217,000              (146,000)
                                                                  -----------------    -------------------    ------------------

       Net increase/(decrease) in cash and cash equivalents              1,556,000            5,470,000              (618,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             7,129,000            1,659,000             2,277,000

                                                                  -----------------    -------------------    ------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $      8,685,000     $      7,129,000       $     1,659,000
                                                                  =================    ===================    ==================

Supplemental cash flow information:
        Interest paid                                             $        397,000     $        459,000       $       486,000
        Income taxes paid                                                      ---     $      1,177,000       $     4,757,000

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

        American Technical Ceramics Corp. and its wholly-owned subsidiaries (the "Company") are engaged in the design, development, manufacture and sale of ceramic multilayer capacitors for commercial and military purposes in the United States and for export, primarily to Western Europe, Canada and the Far East. In fiscal years 2003 and 2001, no one customer accounted for more than 10% of consolidated net sales. In fiscal year 2002, sales to various divisions of General Electric Company accounted for approximately 10% of consolidated revenues. The Company operates in one industry segment - the electronic components industry.

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

           REVENUE RECOGNITION

        The Company generates revenue from product sales to original equipment manufacturers and resellers. The Company recognizes revenue when persuasive evidence of an arrangement exists (which is evidenced by written purchase arrangements), delivery has occurred and title has passed to the customer, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. The Company does not perform any installation services, and does not have any post-shipment obligations. The Company typically warranties that its products will be free from defects in material and workmanship for 90 days. However, defective product may be accepted beyond this period. The Company provides for estimated sales returns when the underlying sale is made, based upon historical experience and known events or trends, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition when Right of Return Exists". Historically, product returns and associated warranty costs have not been significant. The Company generally does not grant price protection.

           CASH EQUIVALENTS

        The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents, including money market accounts and certificates of deposit.

           INVESTMENTS

        The Company classifies its investments in debt and equity securities as available-for-sale. Accordingly, these investments are reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income/(loss) within stockholders' equity, net of tax. Classification of investments is determined at acquisition and reassessed at each reporting date. Realized gains and losses are included in the determination of net earnings at the time of sale and are derived using the specific identification method for determining cost of securities sold.

           INVENTORIES

        Inventories are stated at the lower of aggregate cost (first-in, first-out) or market.

         COMPREHENSIVE INCOME

        The following table sets forth the components of the change in net unrealized gains/(losses) on investments available-for-sale for the fiscal years ended June 30, 2003, 2002 and 2001:

                                                                                   2003               2002              2001
                                                                             -------------------------------------------------------
          Unrealized holding gains
                     arising during the period, net of tax                   $       (5,000)    $        50,000   $       112,000

          Less: reclassification adjustment for
                     gains included in net income, net of tax                           ---            (101,000)              ---

                                                                             -------------------------------------------------------
          Change in net unrealized (losses)/gains on investments
                     available-for-sale                                      $       (5,000)    $       (51,000)  $       112,000
                                                                             =======================================================

        The deferred tax (benefit)/liability associated with unrealized holding (losses)/gains arising during the fiscal years 2003, 2002 and 2001 was ($2,000), ($29,000) and $60,000, respectively. The tax benefit of the reclassification adjustments for gains on sales of investments included in net income during fiscal years 2003 and 2002 was ($5,000) and ($59,000), respectively.

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

           STOCK-BASED COMPENSATION

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock-based compensation and makes pro-forma disclosures of net income and net income per share as if the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," had been applied.

         The average per-share fair value of stock options granted during fiscal years 2003, 2002 and 2001 was $2.50, $5.11 and $7.74, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.23%, 4.19% and 5.33%, respectively, expected life of five years, expected volatility of 71.5%, 68.0% and 76.0%, respectively, and no dividends). The weighted average remaining contractual life of options outstanding as of June 30, 2003 was 6.9 years.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock-based compensation and makes pro-forma disclosures of net income and net income per share as if the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, had been applied. Had compensation expense for the Company's stock option plans been determined based on the fair value method at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share would have approximated the pro forma amounts indicated below:

                                                                                       Year Ended June 30,
                                                             ----------------------------------------------------------------------

                                                                       2003                      2002                     2001
                                                             -----------------------    --------------------     ------------------
Net (loss)/income, as reported                                 $       (501,000)        $     (4,243,000)        $     10,332,000
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects            19,000                  115,000                  701,000
Deduct: Total stock-based employee compensation
  expense determined under fair value based method for all
  awards, net of related tax effects                           $     (1,112,000)        $       (942,000)        $     (2,709,000)

Pro forma (loss)/net income                                    $     (1,594,000)        $     (5,070,000)        $      8,324,000

Loss/income per share:

    Basic - as reported                                                   (0.06)                   (0.53)                    1.30

    Basic - pro forma                                                     (0.20)                   (0.63)                    1.05

    Diluted - as reported                                                 (0.06)                   (0.53)                    1.24

    Diluted - pro forma                                                   (0.20)                   (0.63)                    1.00

         The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over an expected grant life of five years.

           EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 1,381,000, 920,000 and 798,000, respectively, have been omitted from the calculation of dilutive EPS for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. A reconciliation between numerators and denominators of the basic and diluted earnings per share is as follows:

                   YEAR ENDED JUNE 30, 2003             YEAR ENDED JUNE 30, 2002             YEAR ENDED JUNE 30, 2001
                   ------------------------             ------------------------             ------------------------
                 INCOME       SHARES     PER-SHARE    INCOME        SHARES     PER-SHARE    INCOME       SHARES    PER-SHARE
              (NUMERATOR)   (DENOMINATOR) AMOUNT   (NUMERATOR)   (DENOMINATOR)  AMOUNT   (NUMERATOR)  (DENOMINATOR)  AMOUNT
Basic EPS     ($501,000)      8,074,000    ($0.06) ($4,243,000)   8,050,000     ($0.53)  $10,332,000   7,962,000      $1.30

Effect of Dilutive
Securities:
   Stock
  Options          --           --          --          --            --          --          --         331,000       --

Stock Awards       --           --          --          --            --          --          --          22,000       --
            --------------- ------------ --------- ------------- ------------- --------- ------------- ----------- --------

Diluted EPS   ($501,000)      8,074,000    ($0.06) ($4,243,000)   8,050,000     ($0.53)  $10,332,000   8,315,000      $1.24
            =============== ============ ========= ============= ============= ========= ============= =========== ========

           IMPACT OF NEW ACCOUNTING STANDARDS

         In July 2002, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. The adoption of SFAS No. 143 did not have any impact on the Company's consolidated results of operations or financial position.

         In July 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 establishes accounting guidelines for the impairment of long-lived assets to be held and used; to be disposed of other than by sale; and to be disposed of by sale. The adoption of SFAS No. 144 did not have any impact on the Company's consolidated results of operations or financial position.

        In January 2003, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring costs. Companies will record a liability for exit or disposal activity as such amounts are incurred and can be measured at fair value. Such adoption had no impact on the Company's consolidated results of operations or financial position.

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure" ("SFAS No. 148"), - an amendment of FASB Statement No. 123", which provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions of SFAS No. 148 effective, January 1, 2003. The Company continued to apply the intrinsic value-based method to account for stock options through fiscal year 2003.

        In July 2003, the Company elected to adopt SFAS No. 123 and to transition to a fair value-based method of accounting for stock-based employee compensation. The Company will use the prospective method for the transition as permitted by SFAS 148. Under the prospective method, stock compensation expense for new awards will be recognized for any new option grants or stock awards granted on or after July 1, 2003 based upon the award's fair value. Outstanding stock options granted prior to July 1, 2003 will continue to be accounted for under the intrinsic value method. Stock compensation expense for new awards will be calculated using the Black-Scholes Pricing Model to estimate fair value. The adoption of this standard will increase recognized stock compensation expense to the extent stock options or awards are granted after June 30, 2003.

        In December 2002, the Company adopted the Financial Accounting Standards Board Statement of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). It requires among other things, certain disclosures about warranty obligations. The Company typically warranties that its products will be free from defects in material and workmanship for 90 days. However, defective product may be accepted beyond this period. The Company provides for estimated sales returns when the underlying sale is made. Historically, product returns and associated warranty costs have not been significant.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). Previously, consolidation of variable interest entities was largely based on controlling voting rights. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to entities where the company is vulnerable to a majority of the entity's risk of loss or is entitled to receive a majority of the entity's residual returns even if there is no controlling voting interest. The Company will adopt FIN No. 46 effective July 1, 2003. The Company is currently assessing the impact of the adoption of FIN No. 46 on its financial position and consolidated results of operations.

     ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts receivable and sales returns, net realizable value of inventory, and assessments of the recoverability of the Company's long lived assets (including deferred taxes). Actual results could differ from those estimates.

                       SUPPLEMENTAL CASH FLOW INFORMATION

        During fiscal year 2003, significant non-cash activities included (i) a tax benefit of $2,000 resulting from stock options exercised, (ii) deferred compensation expense of $17,000 in connection with awards of an aggregate of 7,000 shares of common stock with a cost basis of $7,000, (iii) amortization of interest income of $8,000 related to net premiums on purchases of available for sale securities, and (iv) the adjustment of a capital lease relating to the Company's Jacksonville, Florida facility to reflect certain additions to the facility. The adjustment increased both fixed assets and the related long-term debt by $1,437,000.

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


NOTE 2.           INVESTMENTS

        Investments consist of the following:

                                                                    Gross                 Gross
                                                                 Unrealized            Unrealized
June 30, 2003                                  Cost                 Gains                Losses              Fair Value
-------------                            ----------------      ----------------      ----------------      ----------------
U.S. Government obligations              $   3,011,000         $        ---          $        ---          $   3,011,000
                                         ----------------      ----------------      ----------------      ----------------

                                                                    Gross                 Gross
                                                                 Unrealized            Unrealized
June 30, 2002                                  Cost                 Gains                Losses              Fair Value
-------------                            ----------------      ----------------      ----------------      ----------------
U.S. Government obligations              $   3,018,000         $      7,000          $        ---          $   3,025,000
                                         ----------------      ----------------      ----------------      ----------------

        Gross realized gains of approximately $160,000 is included in other income for fiscal year 2002.

         At June 30, 2003, all of the Company's investments in U. S. Government obligations contractually mature within three years.

     NOTE 3.      INVENTORIES

         Inventories consist of the following:

                                                          June 30, 2003                  June 30, 2002
                                                          -------------                  -------------
Raw materials                                          $     7,055,000                 $    7,753,000
Work in process                                              4,361,000                      3,968,000
Finished goods                                               3,728,000                      3,696,000
                                                       ------------------             ------------------
                                                       $    15,144,000                 $   15,417,000
                                                       ==================             ==================

           In June 2002, the Company sold a substantial portion of its palladium inventory to one of its vendors for approximately $3,290,000, resulting in a loss of $2,160,000 which was recognized as a component of cost of sales.

 NOTE 4.          LONG-TERM DEBT

        Long-term debt consists of the following:

                                                           June 30, 2003                  June 30, 2002
                                                           -------------                  -------------
Notes payable to banks                                 $           ---                $     4,047,000
Obligations under capital leases                             3,645,000                      2,597,000
                                                       ------------------             ------------------
                                                             3,645,000                      6,644,000
Less: Current portion                                          355,000                      4,276,000
                                                       ------------------             ------------------
     Long-term debt                                    $     3,290,000                $     2,368,000
                                                       ==================             ==================

              NOTES  PAYABLE TO BANKS

        At June 30, 2002, the Company had available two credit facilities with Bank of America, N.A. ("Bank of America"): a $4,000,000 revolving line of credit against which no borrowings were incurred, and an $8,500,000 equipment line of credit against which the Company had borrowings of $4,047,000. Both lines bore interest at 1 1/2% above the one month LIBOR rate, or approximately 3.3% at June 30, 2002. The outstanding principal balance of the equipment line rolled over periodically into a self-amortizing term note of not less than four nor more than seven years.

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

     OBLIGATIONS UNDER CAPITAL LEASES

           The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville Facility") from a partnership controlled by the Company's President, Chief Executive Officer and principal stockholder under a capital lease. At June 30, 2003, the Jacksonville Facility has an aggregate cost of $5,104,000 and a net book value of $2,705,000. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease provides for base rent of approximately $719,000 per annum. The lease further provides for annual increases in base rent for years beginning after May 1, 1999, based on the increase in the Consumer Price Index ("CPI") since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. In August 2002, the base monthly rental was increased to approximately $60,000 for fiscal year 2003, effective September 1, 2002, to reflect the addition of a new manufacturing facility at the Jacksonville Facility. In fiscal year 2002, the base rental was approximately $43,000 per month.

         The following table sets forth the future minimum lease payments (excluding rental adjustments) under this capital lease by fiscal year and the present value of the minimum lease payments as of June 30, 2003:

2004                                                    $         719,000
2005                                                              719,000
2006                                                              719,000
2007                                                              719,000
2008                                                              719,000
2009 and thereafter                                             1,619,000
                                                        --------------------
Total minimum lease payments                                    5,214,000
Less: Amount representing interest                              1,569,000
                                                        --------------------
Present value at June 30, 2003                                  3,645,000
Less: Current portion                                             355,000
                                                        --------------------
                                                                3,290,000
                                                        ====================

 NOTE 5.          INCOME TAXES

        The components of income/(loss) before income taxes are as follows:

                                                                             Fiscal Years Ended June 30,
                                                               --------------------------------------------------------
                                                                    2003                2002                2001
                                                               ---------------     ---------------     ----------------
                                    Domestic                   $     (931,000)     $  (6,784,000)      $    16,085,000

                                    Foreign                           (74,000)            43,000              (189,000)
                                                               ---------------     ---------------     ----------------
                                                               $   (1,005,000)     $  (6,741,000)      $    15,896,000
                                                               ===============     ===============     ================

        The provision for income taxes consists of the following:

                                                                   Years Ended June 30,
                                                   -----------------------------------------------------
                                                       2003               2002                2001
                                                  ---------------    ---------------     ---------------
CURRENT:
    Federal                                       $    (464,000)     $ (2,716,000)       $  5,714,000
    State                                                 5,000            26,000             304,000
    Foreign                                               ---              (6,000)             96,000
                                                  ---------------    ---------------     ---------------
       Total Current                                   (459,000)       (2,696,000)          6,114,000
                                                  ---------------    ---------------     ---------------

DEFERRED:
    Federal                                              (5,000)          446,000            (470,000)
    State                                               (40,000)         (248,000)            (80,000)
                                                  ---------------    ---------------     ---------------
        Total Deferred                                  (45,000)          198,000            (550,000)
                                                  ---------------    ---------------     ---------------
                                                  $    (504,000)     $ (2,498,000)       $  5,564,000
                                                  ===============    ===============     ===============

        The following table reconciles the Federal statutory rate to the Company's effective tax rate:

                                                                          Years Ended June 30,
                                                           ---------------------------------------------------
                                                               2003               2002               2001
                                                           --------------     -------------      -------------
Tax provision computed at statutory rate                           34.0%              34.0%              35.0%
State tax and State tax credit, net of Federal tax effect           2.3                2.1                0.9
FSC/EIE benefit                                                    12.4                1.1               (2.8)
Tax credits and other, net                                          1.4               (0.1)               1.9
                                                           --------------     -------------      -------------
                                                                   50.1%              37.1%              35.0%
                                                           ==============     =============      =============

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002, are presented below.

                                                                                            June 30,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             -----------------     ----------------
Deferred tax assets:
   Allowance for doubtful accounts receivable
       and sales returns                                                     $       155,000        $      234,000
   Inventories                                                                     1,447,000             1,581,000
   Accrued expenses                                                                  387,000               471,000
   Net operating loss and tax credit carry forwards                                  375,000               330,000
    Valuation allowance                                                             (159,000)              (95,000)
                                                                             ------------------    -----------------
      Total deferred tax assets                                                    2,205,000             2,521,000
                                                                             ------------------    -----------------

Deferred tax liabilities:
   Plant and equipment, principally due to differences
       in depreciation and capital leases                                         (3,508,000)           (3,817,000)
    Unrealized appreciation on investments available-for-sale                            ---                (2,000)
    Other                                                                             (8,000)              (60,000)
                                                                             ------------------    -----------------
        Total deferred tax liabilities                                            (3,516,000)           (3,879,000)
                                                                             ------------------    -----------------
             Net deferred tax liability                                      $    (1,311,000)         $ (1,358,000)
                                                                             ==================    =================

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, expected future taxable income over the periods in which the deferred tax assets are deductible, and reversals of deferred tax liabilities, management believes (although there can be no assurance) that it is more likely than not that the Company will realize the benefits of these deductible differences in the United States. However, due to the uncertainties of realizing certain foreign tax loss carryforwards, a valuation allowance has been provided against the associated deferred tax asset.

        As of June 30, 2003, the Company had available United States and foreign net operating loss and credit carryforwards aggregating $497,000. Unites States net operating loss and credit carryforwards expire in various years through 2023. Foreign net operating losses carry forward indefinitely.

        The Company had no undistributed earnings of foreign subsidiaries as of June 30, 2003. Consequently no accrual of U.S. income taxes on the earnings of these subsidiaries is needed.

NOTE 6.       STOCK-BASED COMPENSATION

           STOCK OPTIONS

        On April 1, 1997, the Board of Directors approved the American Technical Ceramics Corp. 1997 Stock Option Plan (the "1997 Option Plan") pursuant to which the Company may grant options to purchase up to 800,000 shares of the Company's common stock. On April 11, 2000, the Board of Directors approved the American Technical Ceramics Corp. 2000 Incentive Stock Plan (the "2000 Plan" and collectively with the 1997 option plan, the "Plan") pursuant to which the Company may grant options or stock awards covering up to 1,200,000 shares of the Company's common stock. Options granted under the Plans may be either incentive or non-qualified stock options. The term of each incentive stock option shall not exceed ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock), and options may vest in accordance with a vesting schedule established by the plan administrator (typically 25% per year during the first four years of their term). Unless terminated earlier by the Board, the 1997 Option Plan will terminate on March 31, 2007. Unless terminated earlier by the Board, the 2000 Plan will terminate on April 10, 2010.

        Disposition of shares acquired pursuant to the exercise of incentive stock options under both plans may not be made by the optionees within two years following the date that the option is granted, nor within one year after the exercise of the option, without the written consent of the Company. Since the Company measures compensation cost under Opinion No. 25, the Company has not recognized compensation cost for these options upon grant as the exercise price was equal to the fair market value of the stock at the date of grant.

         On January 16, 2002, the Company filed a Schedule TO with the Securities and Exchange Commission and commenced an offer to exchange outstanding options under its existing stock option plans having an exercise price per share of $19.50 or more for new options. The offer expired on February 13, 2002. The Company accepted for exchange options to purchase an aggregate of 432,000 shares of common stock. On August 15, 2002, the Company issued 407,000 new options in exchange for the options tendered and accepted for exchange. The new options were issued at the closing price of the Company's common stock on August 15, 2002, which was $2.35 per share. No compensation expense was recognized as a result of these exchanges.

     Stock option activity for fiscal years 2003, 2002 and 2001 is as follows:

                                               2003                          2002                            2001
                                   ------------------------------------------------------------ -------------------------------
                                                    Weighted                       Weighted                        Weighted
                                      Shares         Average        Shares         Average           Shares        Average
                                    Subject to      Exercise      Subject to       Exercise        Subject to      Exercise
                                      Options         Price        Options          Price           Options         Price
                                   -------------- ------------  --------------- --------------- --------------  ---------------
Outstanding, beginning of year         919,800     $       8.98    1,347,025       $     14.22      1,263,930        $     15.28

Granted                                504,000             2.50      227,000              8.53        435,000              11.80

Canceled                               (19,850)            8.34     (469,750)            20.53       (246,000)             18.47

Expired                                (12,250)           12.35     (143,650)            21.13        (24,000)             16.94

Exercised                              (10,500)            2.60      (40,825)             4.30        (81,905)              4.20
                                   --------------               ---------------                 ----------------
Outstanding, end of year             1,381,200      $      6.64      919,800       $      8.98      1,347,025         $    14.22
                                   ==============               ===============                 ================

         The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2003:


                                            Options Outstanding                                     Options Exercisable
                       ---------------------------------------------------------------     ---------------------------------------
   Actual Range of                          Weighted-Average
 Exercise Prices 150%      Number           Remaining Life in        Weighted-Average           Number            Weighted-Average
      increment          Outstanding               Years               Exercise Price          Outstanding         Exercise Price
---------------------- ---------------    ----------------------     -----------------     ------------------     ----------------
$   2.35   -   3.99          463,000               7.1                  $    2.35                  334,250            $   2.35

    4.00   -   5.63          360,700               5.3                  $    4.30                  294,950            $   4.16

    5.64   -   9.09          205,500               8.2                  $    8.62                   64,500            $   8.17

     9.10  -  15.75          306,000               7.4                  $   11.97                  152,250            $  11.97

    15.76  -  23.50           38,000               6.8                  $   19.50                   28,500            $  19.50

        44.00                  8,000               6.9                  $   44.00                    6,000            $  44.00
---------------------- ---------------    ----------------------     -----------------     ------------------     ----------------

$    2.35  -  44.00        1,381,200               6.9                  $    6.64                  880,450            $   5.89
                       ===============                                                     ==================

         At June 30, 2003, an aggregate of 251,000 shares were available for option grants or awards under the 1997 Option Plan and 2000 Plan.

         OTHER STOCK-BASED COMPENSATION

        In fiscal years 2003, 2002 and 2001, the Company awarded an aggregate of 7,000, 7,000 and 6,000 shares of common stock, respectively, to officers and certain other employees. These awards resulted in compensation expense of $38,000, $88,000 and $309,000, respectively (including $21,000, $21,000 and
$45,000 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares at June 30, 2003, June 28, 2002 and June 29, 2001, respectively.

        In fiscal year 2001, the Company awarded 9,750 shares of its common stock to employees for services rendered. These awards resulted in compensation expense of $172,000 (including payments made to offset tax liabilities associated with these awards of $67,000), measured by the market value of the shares on the date of grant.

        In fiscal year 2001, the Company awarded an aggregate of 5,000 shares of common stock to each of its non-employee directors. These awards resulted in compensation expense of $286,000 (including $218,000 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares on the date of grant.

        In fiscal year 2000, the Company awarded an aggregate of 12,000 shares of common stock to three employees. These awards resulted in an accrual of deferred compensation of $528,000 to be amortized to compensation expense over the 24 month period these shares were to be earned. In fiscal years 2002 and 2001, these awards resulted in compensation expense of $95,000 and $312,000, respectively (including payments made to offset tax liabilities associated with these awards of $7,000 and $29,000, respectively).

        Treasury shares with an aggregate cost basis of $7,000, $44,000 and $68,000 were issued in connection with the awards granted in fiscal years 2002, 2001 and 2000, respectively. Accordingly, treasury stock was reduced for the cost of the shares on a specific identification, first-in first-out, basis.

     NOTE 7.        COMMITMENTS AND CONTINGENCIES

           OPERATING LEASES

        The Company had a related party operating lease with the Company's President, Chief Executive Officer and principal stockholder, for a rented facility which expired December 31, 2001. The Company and the related party agreed to continue the lease on a month-to-month basis under the existing terms until a new agreement was finalized. Rent expense under this related party operating lease was approximately $429,000, $523,000 and $511,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. In September 2002, the Company and the related party reached a new agreement on a long-term lease pursuant to which the Company pays $410,000 per annum, subject to annual increases based upon increases in the CPI. The lease expires in September 2007, subject to two five-year renewal options.

        Rent expense to unrelated parties was approximately $93,000, $181,000 and $128,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Minimum rent payments under existing lease commitments extending through the year ended June 30, 2004 are approximately $43,000.

     CONTINGENCIES

        The Company is party to certain legal proceedings that arose in the normal course of its business. The Company does not believe that the resolution of such matters will have a significant effect on the Company's financial position or results of operations.

     EMPLOYMENT AGREEMENTS

        The Company has an employment agreement with its President and Chief Executive Officer, which provides for annual base compensation of $323,000 as well as additional annual compensation equal to 2.5% of net income before such additional compensation and income taxes. The Company, at its option, may pay the additional annual compensation in stock, cash or a combination thereof, subject to certain limitations.

        The agreement expires March 1st of each year but is renewed automatically for an additional one year in the absence of written notice to the contrary by either party at least 120 days prior to the March 1st renewal date. In addition, if there is a change in control of the Company or the employee's employment is terminated by the Company before the expiration of the agreement other than for cause (as defined in the agreement), the employee is entitled to the greater of (a) all compensation due under the remaining term of the agreement, or (b) a payment equal to three times his average annual compensation (including any incentives) over the last five years.

        In September 2000, the Company entered into a three year employment agreement with an executive officer. The agreement provides initially for annual base compensation of $175,000, increasing to $185,500 beginning September 1, 2001 and to $196,630 beginning September 1, 2002, and participation in the Company's Officers' Bonus Plan. If the officer is terminated by the Company during the term of the agreement other than for cause (as defined in the agreement), (i) the officer will be entitled to receive his base salary for a period of one year, (ii) the Company shall continue to provide family medical coverage for a period of 18 months, and (iii) all exercisable options may be exercised for a period of one year after termination.

        In April 2001, the Company entered into a three year agreement with another executive officer which was amended in January 2002. The agreement provides for annual base compensation of $150,000 and participation in the Company's Officers' Bonus Plan. If the officer is terminated by the Company during the term of the agreement other than for cause (as defined in the agreement), the officer will be entitled to receive his base salary for one year.

        In December 2001, the Company renewed a four year employment agreement with an officer. The agreement provides for annual base compensation of $125,000, with annual increases of 8% over the rate in effect during the immediately preceding year, plus additional compensation based upon specific performance measures. The agreement includes termination provisions providing for payments depending on the nature of the termination.

        In April 2003, the Company entered into a three year agreement with another executive officer. The agreement provides for annual base compensation of $160,000, plus additional compensation based upon specific performance measures. If the officer is terminated by the Company during the term of the agreement other than for cause (as defined in the agreement), the officer will be entitled to receive his base salary for one year from the date of termination.

NOTE 8.           OTHER DATA

           ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                     June 30, 2003           June 30, 2002
                                                     -------------           -------------
Accrued commissions and bonuses                    $        520,000        $         499,000
Accrued payroll and related expenses                      2,015,000                2,386,000
Other                                                       308,000                  333,000
                                                   -----------------       ------------------
                                                   $      2,843,000        $       3,218,000
                                                   =================       ==================





     VALUATION AND QUALIFYING ACCOUNTS

         Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

                                                         Balance -             Additions                              Balance -
                                                        Beginning of          Charged to          Deductions /          End of
                  Classification                           Period               Expense         Other Additions         Period
---------------------------------------------------   -----------------    ------------------   -----------------   ---------------
For the year ended June 30, 2003:
 Allowance for doubtful accounts receivable
   and sales returns                                   $     665,000          1,597,000           1,824,000          $   438,000
For the year ended June 30, 2002:
 Allowance for doubtful accounts receivable
   and sales returns                                   $     444,000          1,737,000           1,516,000          $   665,000
For the year ended June 30, 2001:
 Allowance for doubtful accounts receivable
   and sales returns                                   $     530,000            909,000             995,000          $   444,000

        EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

        Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. For the fiscal years ended June 30, 2003, 2002 and 2001, the Company provided a matching contribution of $542,000, $539,000 and $555,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions over five years.

              PROFIT BONUS PLAN

        Effective commencing in fiscal year 1995, the Company adopted a Profit Bonus Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. For fiscal years 2003 and 2002, no compensation expense was recognized pursuant to this plan. For fiscal year 2001, the Company recognized related compensation expense of $1,590,000 pursuant to this plan.

        Effective January 1, 2000, the Company adopted a Managers Profit Bonus Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may allocate a percentage of the Company's pre-tax profits (not to exceed 2.5% of such profits) for equal distribution among participants in the plan. Participants in the Managers Profit Bonus Plan are no longer eligible to participate in the Profit Bonus Plan described above. For fiscal years 2003, 2002 and 2001, the Company recognized compensation expense of $12,000, $11,000 and $397,000, respectively, in respect of this plan.

        The Company has a bonus plan for executive officers. This plan provides for a majority of the eligible employees to receive a cash bonus equal to at least 0.5% of the Company's pre tax income. In addition, two of the employees have different plans that provide for bonus calculations based upon other factors, including product line profitability and achievement of bookings quotas. For fiscal years 2003, 2002 and 2001, the Company recognized compensation expense of $67,000, $145,000 and $1,624,000, respectively, pursuant to this plan.

NOTE 9.           FOREIGN OPERATIONS

        The Company markets and distributes a portion of its products sold abroad through its wholly-owned subsidiary, American Technical Ceramics Europe AB, located in Sweden. During fiscal year 2002, the Company closed its wholly-owned subsidiary located in the United Kingdom as part of cost reduction measures instituted during fiscal year 2002. The business activity from the United Kingdom has been moved to the Company's wholly-owned subsidiary in Sweden. During fiscal year 2002, the Company established a wholly-owned subsidiary in the United States which established a representative office in the People's Republic of China to service the Chinese market. The following table summarizes certain financial information covering the Company's operations by geographic area for fiscal years 2003, 2002 and 2001. Net sales information is based upon country of origin.

                                   2003                  2002                  2001
                             ------------------    ------------------    ------------------
Net sales
    United States                 $ 42,204,000          $ 44,359,000          $ 77,235,000
    Sweden                           6,844,000             4,539,000             4,801,000
    United Kingdom                         ---               687,000             2,549,000
                             ------------------    ------------------    ------------------
 Total                            $ 49,048,000          $ 49,585,000          $ 84,585,000
                             ==================    ==================    ==================


Long-lived assets
    United States                 $ 26,974,000          $ 29,768,000          $ 31,934,000
    Sweden                              70,000                59,000                62,000
    China                               17,000                   ---                   ---
    United Kingdom                         ---                   ---               292,000
                             ------------------    ------------------    ------------------
 Total                            $ 27,061,000          $ 29,827,000          $ 32,288,000
                             ==================    ==================    ==================

         U.S. sales include $13,507,000, $11,900,000 and $16,271,000 for export in fiscal years 2003, 2002 and 2001, respectively. Export sales were primarily to customers in Western Europe, Canada and the Far East.

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

           LONG-TERM DEBT

        At June 30, 2003, the fair value of the Company's capital lease obligation with respect to its Jacksonville, Florida facility was $4,754,000 based on the present value of future cash flows and the Company's estimated incremental borrowing rate of 2.6%.

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.