Form 10-Q
period 2003-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2003-11-13
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X)         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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
               ---------------------------------------------------
               (Exact Name of Company as Specified in Its Charter)


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


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes (X)   No ( )

Indicate by check mark whether the Company is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act). Yes ( )   No (X)

As of November 4, 2003, the Company had outstanding 8,109,018 shares of Common Stock, par value $.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                           SEPT. 30, 2003  JUNE 30, 2003
                                                                           --------------  -------------
ASSETS                                                                      (unaudited)
Current assets
   Cash (including cash equivalents of $998 and
      $996, respectively)                                                      $  8,330       $  8,685
   Investments                                                                    3,001          3,011
   Accounts receivable, net                                                       6,496          6,721
   Inventories                                                                   15,336         15,144
   Deferred income taxes, net                                                     1,989          1,989
   Other current assets                                                             963            940
                                                                               --------       --------
                           TOTAL CURRENT ASSETS                                  36,115         36,490
                                                                               --------       --------
Property, plant and equipment, net of accumulated depreciation
   and amortization of $38,423 and $37,213, respectively                         26,538         27,021
Other assets, net                                                                    29             37
                                                                               --------       --------
                           TOTAL ASSETS                                        $ 62,682       $ 63,548
                                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term related party debt                             $    364       $    355
   Accounts payable                                                                 878          1,025
   Accrued expenses                                                               3,199          2,843
   Income taxes payable                                                             422            782
                                                                               --------       --------
                           TOTAL CURRENT LIABILITIES                              4,863          5,005

Long-term related party debt, net of current portion                              3,195          3,290
Deferred income taxes                                                             3,300          3,300
                                                                               --------       --------
                           TOTAL LIABILITIES                                     11,358         11,595
                                                                               --------       --------

Commitments and Contingencies

Stockholders' Equity
   Common Stock -- $.01 par value; authorized 20,000 shares; issued 8,523
      and 8,503 shares, outstanding 8,109 and 8,089 shares, respectively             85             85
   Capital in excess of par value                                                11,606         11,418
   Retained earnings                                                             40,887         41,670
   Accumulated other comprehensive (income)/loss:
      Unrealized loss on investments available-for-sale, net                         (1)          --
      Cumulative foreign currency translation adjustment                            219            176
                                                                               --------       --------
                                                                                    218            176
                                                                               --------       --------
    Less: Treasury stock, at cost (414 and 414 shares, respectively)              1,396          1,396
              Deferred compensation                                                  76           --
                                                                               --------       --------
                           TOTAL STOCKHOLDERS' EQUITY                            51,324         51,953
                                                                               --------       --------

                                                                               $ 62,682       $ 63,548
                                                                               ========       ========

See accompanying notes to unaudited consolidated financial statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                   For the Three Months Ended
                                                          September 30,
                                                       2003           2002
                                                       ----           ----
Net sales                                            $ 12,549       $ 12,487
Cost of sales                                           9,673          8,401
                                                     --------       --------
   Gross profit                                         2,876          4,086
                                                     --------       --------

Selling, general and administrative expenses            3,209          2,962
Research and development expenses                         710            669
Other                                                      (4)           (51)
                                                     --------       --------
   Operating expenses                                   3,915          3,580
                                                     --------       --------

                                                     --------       --------
   (Loss)/income from operations                       (1,039)           506
                                                     --------       --------
Other (income) expense:
   Interest expense                                        95             60
   Interest income                                        (22)           (37)
                                                     --------       --------
                                                           73             23
                                                     --------       --------

(Loss)/income before provision for income taxes        (1,112)           483
(Benefit from)/provision for income taxes                (329)           145
                                                     --------       --------
Net (loss)/income                                    $   (783)      $    338
                                                     ========       ========
Basic net (loss)/income per common share             $  (0.10)      $   0.04
                                                     ========       ========
Diluted net (loss)/income per common share           $  (0.10)      $   0.04
                                                     ========       ========
Basic weighted average common
   shares outstanding                                   8,096          8,071
                                                     ========       ========
Diluted weighted average common
  shares outstanding                                    8,096          8,157
                                                     ========       ========


  See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Three Months Ended September 30,
                                                                     2003           2002
                                                                   --------       --------
                                                                       (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:                                   (unaudited)
   Net (loss)/income                                                $  (783)       $   338
   Adjustments to reconcile net (loss)/income to net cash
    provided by operating activities:
      Depreciation and amortization                                   1,269          1,312
      Loss on disposal of fixed assets                                   75            115
      Stock award compensation expense                                   83              4
      Changes in operating assets and liabilities:
      Accounts receivable                                               225           (136)
      Inventories                                                      (192)           505
      Other assets                                                      (19)            78
      Accounts payable and accrued expenses                             209            (75)
      Income taxes payable                                             (354)           171
                                                                    -------        -------
   Net cash provided by operating activities                            513          2,312
                                                                    -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                             (868)          (331)
      Purchase of investments                                        (1,486)          (993)
      Proceeds from sale of investments                               1,500          1,000
      Proceeds from sale of fixed assets                                 11             --
                                                                    -------        -------
   Net cash used in investing activities                               (843)          (324)
                                                                    -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                                 (86)        (4,145)
      Proceeds from the exercise of stock options                        23             --
                                                                    -------        -------
   Net cash used in financing activities                                (63)        (4,145)
                                                                    -------        -------

                                                                    -------        -------
      Effect of exchange rate changes on cash                            38            (15)
                                                                    -------        -------
      Net decrease in cash and cash equivalents                        (355)        (2,172)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          8,685          7,129

                                                                    -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 8,330        $ 4,957
                                                                    =======        =======
Supplemental cash flow information:
      Interest paid                                                 $    94        $    98
      Taxes paid                                                    $    24        $    --


See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

 (1)     BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of September 30, 2003, and the results of its operations for the three month periods ended September 30, 2003 and 2002. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Results for the three month period ended September 30, 2003 are not necessarily indicative of results which could be expected for the entire year.


(2)      IMPACT OF NEW ACCOUNTING STANDARDS:

         On July 1, 2003, the Company elected to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), and to transition to a fair value-based method of accounting for stock-based employee compensation. The Company elected the prospective method for the transition as permitted by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). Under the prospective method, stock compensation expense will be recognized for any option grant or stock award granted on or after July 1, 2003 based upon the award's fair value. Outstanding stock options granted prior to July 1, 2003 will continue to be accounted for under the intrinsic value method. Stock compensation expense for new awards will be calculated using the Black-Scholes option pricing model to estimate fair value. The adoption of this standard will increase recognized stock compensation expense to the extent stock options or awards are granted after June 30, 2003. During the quarter ended September 30, 2003, the Company recorded $1 of compensation expense for options granted after June 30, 2003.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). Previously, consolidation of variable interest entities was largely based on controlling voting rights. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to entities where the company is vulnerable to a majority of the entity's risk of loss or is entitled to receive a majority of the entity's residual returns even if there is no controlling voting interest. The Company will adopt the provisions of FIN No. 46 related to entities reporting prior to February 1, 2003, effective December 31, 2003. The Company is currently assessing the impact of the adoption of FIN No. 46 on its consolidated financial position and results of operations.


(3)      SUPPLEMENTAL CASH FLOW INFORMATION:

         During the three months ended September 30, 2003, the Company (i) granted deferred compensation stock awards with an aggregate value of $41 with respect to which expense shall be recognized ratably throughout fiscal year 2004, (ii) granted stock options with respect to which compensation expense of $46 will be recognized evenly over the next five years, and (iii) recognized $116 in compensation expense (including $44 relating to bonuses granted to defray taxes) in connection with the grant of stock awards totaling 12,250 shares of common stock.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


(4)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                       September 30,    June 30,
                                           2003           2003
                                       -------------  ------------
                                       (unaudited)
                  Raw materials          $ 7,067        $ 7,055
                  Work-in-process          4,430          4,361
                  Finished goods           3,839          3,728
                                         -------        -------
                                         $15,336        $15,144
                                         =======        =======


(5)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation.

                                                   For the Three Months Ended September 30,

                                                  2003                                   2002
                                                  ----                                   ----

                                  Net Loss        Shares     Per-Share   Net Income      Shares      Per-Share
                                (Numerator)   (Denominator)    Amount   (Numerator)   (Denominator)    Amount
                                -----------   -------------    ------   -----------   -------------    ------
 Basic EPS                         $(783)          8,096       $(0.10)      $ 338          8,071       $ 0.04
                                                               ======                                  ======

 Effect of Dilutive Securities:

    Stock options                     --              --                       --             79
    Deferred compensation
       stock awards                   --              --                       --              7

                                   -----           -----       ------       -----          -----       ------
 Diluted EPS                       $(783)          8,096       $(0.10)      $ 338          8,157       $ 0.04
                                   =====           =====       ======       =====          =====       ======


         Options covering 1,385 and 914 shares have been omitted from the calculation of dilutive EPS for the three months ended September 30, 2003 and 2002, respectively, because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


(6)      COMPREHENSIVE LOSS:

         The Company's comprehensive (loss)/income is as follows:

                                                      For the Three Months Ended
                                                              September 30,
                                                           2003         2002
                                                      ------------- ------------

          Net (loss)/income                               $(783)        $ 338
                                                          -----         -----
          Other comprehensive income/(loss):
            Foreign currency translation
             adjustments                                     43           (16)
            Unrealized (losses)/gains on investments,
             net of tax                                      (1)            1
                                                          -----         -----

          Other comprehensive income/(loss)                  42           (15)
                                                          -----         -----
          Comprehensive (loss)/income                     $(741)        $ 323
                                                          =====         =====

(7)      INDEBTEDNESS:

         The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville Facility") from a partnership controlled by the Company's President, Chief Executive Officer and principal stockholder under a capital lease. At June 30, 2003, the Jacksonville Facility has an aggregate cost of $5,104 and a net book value of $2,705. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease provides for base rent of approximately $719, per annum. The lease further provides for annual increases in base rent for years beginning after May 1, 1999, based on the increase in the Consumer Price Index ("CPI") since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. Effective October 1, 2003, the Company is obligated to pay approximately $734 per annum under this lease. The payments due over the remaining seven years of this capital lease, including the portion related to interest, total approximately $5,140.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


(8)      STOCK-BASED COMPENSATION:

         On April 1, 1997, the Board of Directors approved the American Technical Ceramics Corp. 1997 Stock Option Plan (the "1997 Option Plan") pursuant to which the Company may grant options to purchase up to 800,000 shares of the Company's common stock. On April 11, 2000, the Board of Directors approved the American Technical Ceramics Corp. 2000 Incentive Stock Plan (the "2000 Plan", and collectively with the 1997 Option Plan, the "Plans") pursuant to which the Company may grant options or stock awards covering up to 1,200,000 shares of the Company's common stock. Each of the Plans is administered by the Board of Directors or by a committee appointed by the Board. Options granted under the Plans may be either incentive or non-qualified stock options. The term of each incentive stock option shall not exceed ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock). Options vest in accordance with a vesting schedule established by the plan administrator (traditionally 25% per year during the first four years of their term). Unless terminated earlier by the Board, the 1997 Option Plan will terminate on March 31, 2007, and the 2000 Plan will terminate on April 10, 2010.

         Disposition of shares acquired pursuant to the exercise of incentive stock options under both Plans may not be made by the optionees within two years following the date that the option is granted, nor within one year after the exercise of the option, without the written consent of the Company. The Company measures compensation cost for options granted prior to July 1, 2003 pursuant to Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees ("Opinion No. 25"). The Company has not recognized compensation cost for these options upon grant as the exercise price was equal to the fair market value of the underlying stock at the date of grant.

     Stock option activity for the three months ended September 30, 2003 and 2002 is as follows:

                                                  2003                         2002
                                      --------------------------    -------------------------
                                                        Weighted                     Weighted
                                        Shares          Average       Shares         Average
                                      Subject to        Exercise    Subject to       Exercise
                                       Options           Price       Options           Price
                                      ----------       ---------    ----------       --------
Outstanding, beginning of period       1,381,200       $    6.64      919,800       $    8.98
Granted                                   13,000            5.85      479,000            2.35
Canceled                                  (1,250)           9.59       (1,750)           9.55
Expired                                     (500)          11.40       (2,000)          16.99
Exercised                                 (7,650)           4.74           --              --
                                       ---------                    ---------
Outstanding, end of period             1,384,800       $    6.63    1,395,050       $    6.68
                                       =========                    =========


               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


         In July 2003, the Company adopted SFAS No. 123, using the prospective method as prescribed in SFAS No. 148. The Company applies SFAS No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applies Opinion No. 25 in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and makes pro-forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied. The Company has recorded $1 of compensation expense for options granted after June 30, 2003. Had compensation expense with respect to options and awards granted under the Plans been determined based on the fair value method on the date of grant consistent with the methodology prescribed under SFAS No. 123 prior to July 1, 2003, the Company's net income/(loss) and earnings/(loss) per share would have approximated the pro forma amounts indicated below:

                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                       2003             2002
                                                                     ---------        --------
Net (loss)/income, as reported                                       $    (783)       $    338
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects               63               3
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                      (487)           (402)
                                                                     ---------        --------
Pro forma loss                                                       $  (1,207)       $    (61)
(Loss)/income per share:
    Basic - as reported                                              $   (0.10)       $   0.04
    Basic - pro forma                                                $   (0.15)       $  (0.01)
    Diluted - as reported                                            $   (0.10)       $   0.04
    Diluted - pro forma                                              $   (0.15)       $  (0.01)


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

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risks associated with international sales and sales to the U.S. military, risk of customer contract or sales order cancellations and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, those contained under the caption "Item 1. BUSINESS - CAUTIONARY STATEMENTS REGARDING FORWARD - LOOKING STATEMENTS" in the Company's Annual Report on Form 10-K. These risks could cause the Company's actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Any forward-looking statement represents the Company's expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. The Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.


Overview

         For more than the past two years the Company and the electronic components industry in general have been adversely affected by the economic downturn. Net sales reached their lowest point early in fiscal year 2002 and have only recovered modestly since then. The Company undertook cost reduction measures in the early part of the downturn to preserve the Company's cash while waiting for an economic recovery. During this period, sales have remained in a narrow range with no significant upswing. More recently, the Company has been taking measures designed to increase market share and further develop its business. The Company believes that these measures will lead to increased revenues when the economy rebounds. These efforts have led to selected additions to personnel which, in turn, impacts profitability.

         The Company's results continue to reflect the short time horizons upon which customers are basing their orders. While historically the Company has not viewed its business as seasonal, the combination of the shortened ordering cycles and the vacation laden months of July and August impacted sales for the first quarter of fiscal year 2004. These ordering patterns are expected to continue for the foreseeable future. Accordingly, the Company's results could be adversely impacted during similar periods of reduced business activity in the future.

         The Company has continued to develop its ability to respond to its customers needs quickly by identifying key products to stock in inventory for rapid delivery. Over the past year, the Company has added personnel in certain strategic areas in order to maintain and improve delivery times. The cost of the additional personnel is reflected in the expenses of the most recent quarters. The Company believes the faster delivery afforded to its customers creates goodwill and increased sales volume.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Finally, the price of palladium, a precious metal used in the Company's manufacture of capacitors, has declined significantly during the economic downturn. If palladium prices remain at current levels, it will have a positive impact on the Company's margins in quarters to follow.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

         Net sales for the three months ended September 30, 2003 were $12,549, essentially flat compared to $12,487 in the comparable period in the prior fiscal year.

         Gross margin for the three months ended September 30, 2003 was 23% of net sales, compared to 33% for the comparable period in the prior fiscal year. Gross margins decreased due to higher labor and overhead costs and lower precious metal recovery, partially offset by lower raw material costs. Labor and overhead expense increases primarily relate to increased headcount. As noted above, the Company has recently added personnel and incurred other expenses in connection with its efforts to reduce lead times, improve market share and further develop its business in preparation for an upturn in the economy. Precious metal recovery decreased partially due to a lower amount of metal reclaimed, sending one less shipment of materials for recovery than during the comparable period last fiscal year, and the lower inventory carrying cost of palladium as compared to a year ago. The lower inventory carrying cost of palladium was also the primary reason for the decrease in raw material costs.

         Selling, general and administrative expenses for the three months ended September 30, 2003 increased 8% to $3,209, compared to $2,962 in the comparable period in the prior fiscal year. The increase was primarily the result of salary increases, expansion of the Company's foreign sales office in China, and stock bonus awards, partially offset by lower professional fees.

         Research and development expenses for the three months ended September 30, 2003 increased 6% to $710, compared to $669 in the comparable period in the prior fiscal year as a result of increased efforts to develop new products in response to customer needs and requests, and process improvements designed to enhance product performance and reduce costs.

         Bookings for the three months ended September 30, 2003 were $12,256, compared to $12,233 for the three months ended September 30, 2002 and $11,468 for the three months ended June 30, 2003. The improvement in sequential quarter bookings was due primarily to improved bookings in the military and wireless infrastructure markets.

         The backlog of unfilled orders at September 30, 2003 was $8,848, compared to $9,035 at September 30, 2002 and $9,129 at June 30, 2003. The backlog has remained essentially flat as customers continue to place orders with short delivery requirements.

         As a result of the foregoing, net loss for the three months ended September 30, 2003 was $783, or $.10 per common share and per common share assuming dilution, compared to net income of $338, or $.04 per common share and per common share assuming dilution, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

         Net sales for the three months ended September 30, 2002 decreased 10% to $12,487, compared to $13,905 in the comparable period in the prior fiscal year. The decrease in net sales was primarily the result of decreased sales due to continued weakness in the telecommunication markets.

         Gross margin for the three months ended September 30, 2002 was 33% of net sales, compared to 31% for the comparable period in the prior fiscal year. The increase in gross margin was principally due to lower labor and overhead costs as the result of cost reduction measures taken during fiscal year 2002. These measures included a reduction in headcount, reduced capital spending and general cost controls on discretionary spending. Additionally, the Company wrote down certain inventory to net realizable value in the first quarter of fiscal year 2002. There were no significant inventory write-downs in the first quarter of fiscal year 2003.

         Selling, general and administrative expenses for the three months ended September 30, 2002 decreased 2% to $2,962, compared to $3,021 in the comparable period in the prior fiscal year. The decrease was the result of the cost reduction measures implemented during fiscal year 2002 referred to above.

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

         The backlog of unfilled orders at September 30, 2002 was $9,035, compared to $12,545 at September 30, 2001 and $9,310 at June 30, 2002. The decrease in backlog compared to September 30, 2001 is primarily the result of customers placing orders with shorter delivery requirements. During the early part of fiscal year 2002, the Company was still shipping orders from backlog that had accumulated months earlier.

         As a result of the foregoing, net income for the three months ended September 30, 2002 was $338, or $.04 per common share and per common share assuming dilution, compared to net income of $298, or $.04 per common share and per common share assuming dilution, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial position at September 30, 2003 remains strong as evidenced by working capital of $31,252, and stockholders' equity of $51,324. The Company's current ratio at September 30, 2003 was 7.4:1, compared to a current ratio of 7.3:1 at June 30, 2003. The Company's quick ratio was 3.7:1, at September 30, 2003 and June 30, 2003.

         Cash, cash equivalents and investments decreased by $365 to $11,331 at September 30, 2003 from $11,696 at June 30, 2003, primarily as a result of capital expenditures in excess of positive operating cash flows. Accounts receivable decreased by $225 to $6,496 at September 30, 2003 from $6,721 at June 30, 2003, due to lower sales in the quarter ended September 30, 2003. Inventories increased by $192 to $15,336 at September 30, 2003 from $15,144 at June 30, 2003. Accounts payable and accrued expenses increased by $209 to $4,077 at September 30, 2003 from $3,868 at June 30, 2003. Income taxes payable decreased by $360 to $422 at September 30, 2003 from $782 at June 30, 2003 due to the effect of the net loss incurred in the first quarter.

         The Company leases a facility in Jacksonville, Florida from a partnership controlled by the Company's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of October 2003, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility or annual increases based on the consumer price index as required by the terms of the lease. Each fair market rental adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective October 1, 2003, the Company is obligated to pay approximately $734 per annum under this lease. The payments due over the remaining seven years of this capital lease, including the portion related to interest, total approximately $5,140.

         Capital expenditures for the three months ended September 30, 2003 totaled $868, including expenditures for machinery and equipment and planned leasehold improvements. The Company intends to use cash on hand to finance budgeted capital expenditures of approximately $3,000 for the remainder of fiscal year 2004, primarily for equipment acquisitions.

         Aggregate contractual obligations as of September 30, 2003 mature as follows:

                                                   Payments Due by Period (in 000's)
                                       ---------------------------------------------------------
                                                    Less
                                                    than 1       1- 3         4- 5       After 5
      Contractual Obligations           Total        year        years        years       years
   -----------------------------       -------      ------      -------      -------     -------
   Bank Debt                            $   --     $    --       $   --       $   --      $   --
   Capital Lease Obligations             3,559         364        1,350        1,165         680
   Operating Leases                      1,656         426        1,230           --          --
                                       -------      ------      -------      -------      ------
   Total Contractual Obligations       $ 5,215      $  790      $ 2,580      $ 1,165      $  680
                                       =======      ======      =======      =======      ======


         The Company currently has no outstanding long-term bank debt or available committed lines of credit.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         The Company routinely enters into binding and non-binding purchase obligations in the ordinary course of business, primarily covering anticipated purchases of inventory and equipment. The terms of these commitments generally do not extend beyond six months. None of these obligations are individually significant. The Company does not expect that these commitments will materially adversely affect its liquidity in the foreseeable future.


CRITICAL ACCOUNTING POLICIES

         The Securities and Exchange Commission (the "SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Company's significant accounting policies are described in Note 1 to its consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:


Allowances for Doubtful Accounts Receivable

         The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and a customer's current creditworthiness, as determined by its review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within the Company's expectations and the allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Should the financial position of its customers deteriorate resulting in an impairment of their ability to pay amounts due, the Company's revised estimate of such losses and any actual losses in excess of previous estimates may negatively impact its operating results.


Sales Returns and Allowances

         In the ordinary course of business, the Company accepts returns of products sold for various reasons and grants sales allowances to customers. While the Company engages in extensive product quality control programs and processes, its level of sales returns is affected by, among other things, the quality of its manufacturing process. The Company maintains an allowance for sales returns and allowances based upon historical returns and allowances granted. While such returns and allowances have historically been within the Company's expectations, actual return and allowance rates in the future may differ from current estimates, which could negatively impact its operating results.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


Inventory Valuation

         The Company values inventory at the lower of aggregate cost (first-in, first-out) or market. When the cost of inventory is determined by management to be in excess of its market value, such inventory is written down to its estimated net realizable value. This requires the Company to make estimates and assumptions about several factors (e.g., future sales quantities and selling prices, and percentage complete and failure rates for work in process) based upon historical experience and its projections for future periods. Changes in factors such as the level of order bookings, the product mix of order bookings and the Company's manufacturing processes could have a material impact on the Company's assessment of the net realizable value of inventory in the future.


Valuation of Deferred Tax Assets

         The Company regularly evaluates its ability to recover the reported amount of its deferred income taxes considering several factors, including its estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. Presently, the Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on its history of and projections for taxable income in the future, and its intention to carry back net operating losses to generate refunds of income taxes previously paid. In the event that actual results differ from its estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance against a portion or all of its deferred tax assets, which could materially impact its financial position or results of operations in future periods.


Valuation of Long-lived Assets

         The Company assesses the recoverability of long-lived assets whenever the Company determines that events or changes in circumstances indicate that the carrying amount may not be recoverable. Its assessment is primarily based upon its estimate of future cash flows associated with these assets. The Company believes that the carrying amount of its long-lived assets is recoverable. However, should its operating results deteriorate, or anticipated new product launches not occur or not attain the commercial acceptance that the Company anticipates, the Company may determine that some portion of its long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect its financial position or results of operations for that period.


INFLATION

         The Company does not expect the effects of inflation to have a significant impact on its liquidity or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


IMPACT OF NEW ACCOUNTING STANDARDS

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 - an amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions of SFAS No. 148 effective, January 1, 2003. The Company continued to apply the intrinsic value-based method to account for stock options through fiscal year 2003.

         On July 1, 2003, the Company elected to adopt SFAS No. 123 and to transition to a fair value-based method of accounting for stock-based employee compensation. The Company elected the prospective method for the transition as permitted by SFAS 148. Under the prospective method, stock compensation expense for new awards will be recognized for any new option grants or stock awards granted on or after July 1, 2003 based upon the award's fair value. Outstanding stock options granted prior to July 1, 2003 will continue to be accounted for under the intrinsic value method. Stock compensation expense for new awards will be calculated using the Black-Scholes option pricing model to estimate fair value. The adoption of this standard will increase recognized stock compensation expense to the extent stock options or awards are granted after June 30, 2003. In the quarter ended September 30, 2003, the Company recorded $1 of stock compensation expense related to stock options granted during the quarter.

         In January 2003, the Financial Accounting Standards Board issued FIN No. 46. Previously, consolidation of variable interest entities was largely based on controlling voting rights. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to entities where the company is vulnerable to a majority of the entity's risk of loss or is entitled to receive a majority of the entity's residual returns even if there is no controlling voting interest. The Company will adopt the provisions of FIN No. 46 related to entities reporting prior to February 1, 2003, effective December 31, 2003. The Company is currently assessing the impact of the adoption of FIN No. 46 on its consolidated financial position and results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure at September 30, 2003 is consistent with the types of market risk and amount of exposures, including foreign currency exchange rate, commodity price and security price risks, presented in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         In response to the requirements of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), the Company's President and Chief Executive Officer and Vice President - Controller carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries was made known to them by others within those entities, particularly during the period in which this report was being prepared.


Changes in Internal Controls

         There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5.        Not Applicable

ITEM 6.                    Exhibits and Reports on Form 8-K

(a)                        Exhibits


EXHIBIT NO.   DESCRIPTION
-----------   -----------

31.1          -   Section 302 Certification of Chief Executive Officer.*

31.2          -   Section 302 Certification of Principal Accounting Officer.*

32            -   Section 906 Certifications.*

*             -   Filed herewith.


(b)                            REPORTS ON FORM 8-K

1. On September 3, 2003, the Company furnished a report on Form 8-K together with the Company's Press Release announcing it's year end financial results for the period ended June 30, 2003. The Form 8-K contained the information required by Item 9. "Regulation FD Disclosure" and Item 12. "Disclosure of Results of Operations and Financial Condition," in accordance with SEC Release 33-8216.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:



                                    AMERICAN TECHNICAL CERAMICS CORP.
                                                 (Company)


     DATE:  November 13, 2003           BY:   /s/ VICTOR INSETTA
                                              ----------------------------
                                                  Victor Insetta
                                              President and Director
                                              (Principal Executive Officer)




     DATE:  November 13, 2003           BY:   /s/ ANDREW R. PERZ
                                              -----------------------------
                                                  Andrew R. Perz
                                              Vice President, Controller
                                              (Principal Accounting Officer)