Form 10-Q
period 2003-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2004-02-12
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X)          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       or

    ( )         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________


                          COMMISSION FILE NUMBER 1-9125
                          -----------------------------

                        AMERICAN TECHNICAL CERAMICS CORP.
                        ---------------------------------
               (Exact Name of Company as Specified in Its Charter)

                           DELAWARE                                                 11-2113382
--------------------------------------------------------------         ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

          17 STEPAR PLACE, HUNTINGTON STATION, NY                                     11746
          ---------------------------------------                                     ------
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

As of February 2, 2004, the Company had outstanding 8,133,268 shares of Common Stock, par value $0.01 per share.

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                            DEC. 31, 2003  JUNE 30, 2003
                                                                           --------------- -------------
                                                                             (unaudited)
ASSETS
Current assets
   Cash (including cash equivalents of $999 and $996, respectively)            $  7,654      $  8,685
   Investments                                                                    3,003         3,011
   Accounts receivable, net                                                       6,748         6,721
   Inventories                                                                   15,719        15,144
   Deferred income taxes, net                                                     1,989         1,989
   Other current assets                                                           1,404           940
                                                                               --------      --------
                             TOTAL CURRENT ASSETS                                36,517        36,490
                                                                               --------      --------
Property, plant and equipment, net of accumulated depreciation
   and amortization of $39,604 and $37,213, respectively                         25,856        27,021
Other assets, net                                                                    39            37
                                                                               --------      --------
                             TOTAL ASSETS                                      $ 62,412      $ 63,548
                                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term related party debt                             $    374      $    355
   Accounts payable                                                                 883         1,025
   Accrued expenses                                                               3,396         2,843
   Income taxes payable                                                             293           782
                                                                               --------      --------
                             TOTAL CURRENT LIABILITIES                            4,946         5,005

Long-term related party debt, net of current portion                              3,098         3,290
Deferred income taxes                                                             3,299         3,300
                                                                               --------      --------
                             TOTAL LIABILITIES                                   11,343        11,595
                                                                               --------      --------
Commitments and Contingencies

Stockholders' Equity
   Common Stock -- $0.01 par value; authorized 20,000 shares; issued 8,540
      and 8,503 shares, outstanding 8,126 and 8,089 shares, respectively             85            85
   Capital in excess of par value                                                11,674        11,418
   Retained earnings                                                             40,441        41,670
   Accumulated other comprehensive income/(loss):
      Unrealized loss on investments available-for-sale, net                         (2)           --
      Cumulative foreign currency translation adjustment                            330           176
                                                                               --------      --------
                                                                                    328           176
                                                                               --------      --------
    Less:   Treasury stock, at cost (414 and 414 shares, respectively)            1,396         1,396
            Deferred compensation                                                    63            --
                                                                               --------      --------
                             TOTAL STOCKHOLDERS' EQUITY                          51,069        51,953
                                                                               --------      --------
                                                                               $ 62,412      $ 63,548
                                                                               ========      ========


See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                       For the Three Months Ended Dec. 31,    For the Six Months Ended Dec. 31,
                                                          2003                    2002           2003                  2002
                                                          ----                    ----           ----                  ----
Net sales                                               $ 13,516                 $ 11,561      $ 26,065              $ 24,048
Cost of sales                                              9,873                    8,132        19,546                16,533
                                                        --------                 --------      --------              --------
   Gross profit                                            3,643                    3,429         6,519                 7,515
                                                        --------                 --------      --------              --------

Selling, general and administrative expenses               3,445                    2,813         6,654                 5,775
Research and development expenses                            742                      664         1,452                 1,333
Other                                                        (63)                     342           (67)                  291
                                                        --------                 --------      --------              --------
   Operating expenses                                      4,124                    3,819         8,039                 7,399
                                                        --------                 --------      --------              --------

                                                        --------                 --------      --------              --------
   (Loss)/ income from operations                           (481)                    (390)       (1,520)                  116
                                                        --------                 --------      --------              --------
Other (income) expense:
   Interest expense                                           92                      104           187                   164
   Interest income                                           (23)                     (21)          (45)                  (58)
   Other                                                       2                     --               2                  --
                                                        --------                 --------      --------              --------
                                                              71                       83           144                   106
                                                        --------                 --------      --------              --------

(Loss)/ income before provision for income taxes            (552)                    (473)       (1,664)                   10
(Benefit from)/ provision for income taxes                  (106)                    (143)         (435)                    2
                                                        --------                 --------      --------              --------
Net (loss)/ income                                      $   (446)                $   (330)     $ (1,229)             $      8
                                                        ========                 ========      ========              ========

Basic net (loss)/ income per common share               $  (0.05)                $  (0.04)     $  (0.15)             $   0.00
                                                        ========                 ========      ========              ========
Diluted net (loss)/ income per common share             $  (0.05)                $  (0.04)     $  (0.15)             $   0.00
                                                        ========                 ========      ========              ========
Basic weighted average common shares outstanding           8,116                    8,073         8,106                 8,072
                                                        ========                 ========      ========              ========
Diluted weighted average common shares outstanding         8,116                    8,073         8,106                 8,224
                                                        ========                 ========      ========              ========



See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             For the Six Months Ended December 31,
                                                                    2003             2002
                                                               --------------    -------------
                                                                        (In thousands)
                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss)/income                                              $(1,229)         $     8
   Adjustments to reconcile net (loss)/income to net cash
    provided by operating activities:
      Depreciation and amortization                                 2,529            2,663
      Loss on disposal of fixed assets                                 69              391
      Stock award compensation expense                                 96                8
      Changes in operating assets and liabilities:
      Accounts receivable                                             (27)             695
      Inventories                                                    (575)             359
      Other assets                                                   (476)            (226)
      Accounts payable and accrued expenses                           411               16
      Income taxes payable                                           (474)            --
                                                                  -------          -------
   Net cash provided by operating activities                          324            3,914
                                                                  -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                         (1,444)            (674)
      Purchase of investments                                      (1,986)            (993)
      Proceeds from sale of investments                             2,000            1,000
      Proceeds from sale of fixed assets                               22             --
                                                                  -------          -------
   Net cash used in investing activities                           (1,408)            (667)
                                                                  -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                              (173)          (4,229)
      Proceeds from the exercise of stock options                      83               13
                                                                  -------          -------
   Net cash used in financing activities                              (90)          (4,216)
                                                                  -------          -------

                                                                  -------          -------
      Effect of exchange rate changes on cash                         143               92
                                                                  -------          -------
      Net decrease in cash and cash equivalents                    (1,031)            (877)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        8,685            7,129
                                                                  -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 7,654          $ 6,252
                                                                  =======          =======
Supplemental cash flow information:
      Interest paid                                               $   187          $   201
      Taxes paid                                                  $    39          $  --



See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of December 31, 2003, and the results of its operations for the three and six month periods ended December 31, 2003 and 2002. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Results for the three and six month periods ended December 31, 2003 are not necessarily indicative of results which could be expected for the entire year.

(2)      IMPACT OF NEW ACCOUNTING STANDARDS:

         In January 2004, the Company adopted the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). Previously, consolidation of variable interest entities was largely based on controlling voting rights. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to entities where the Company is vulnerable to a majority of the entity's risk of loss or is entitled to receive a majority of the entity's residual returns even if there is no controlling voting interest. The adoption of FIN No. 46 did not have any impact on the Company's consolidated results of operations or financial position.

(3)      SUPPLEMENTAL CASH FLOW INFORMATION:

         During the six months ended December 31, 2003, the Company (i) granted deferred compensation stock awards with an aggregate value of $41 with respect to which expense shall be recognized ratably throughout fiscal year 2004 (as of December 31, 2003, $20 has been recognized as compensation expense), (ii) granted stock options with respect to which compensation expense of $46 will be recognized evenly over the next five years (as of December 31, 2003, $4 has been recognized as compensation expense), (iii) recognized $116 in compensation expense (including $44 relating to bonuses granted to defray taxes) in connection with the grant of stock awards totaling 12 shares of common stock, and (iv) recognized a $15 reduction of income taxes payable related to stock options exercised.

(4)     INVENTORIES:

        Inventories included in the accompanying consolidated financial statements consist of the following:

                                     December 31,      June 30,
                                        2003             2003
                                     ------------    -----------
                                     (unaudited)
          Raw materials              $     7,642     $     7,055
          Work-in-process                  4,540           4,361
          Finished goods                   3,537           3,728
                                     -----------     -----------
                                     $    15,719     $    15,144
                                     ===========     ===========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


(5)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation.

                                                                For the Three Months Ended December 31,
                                                           2003                                            2002
                                                           ----                                            ----
                                        Net Loss          Shares         Per-Share      Net Loss          Shares        Per-Share
                                      (Numerator)      (Denominator)       Amount      (Numerator)     (Denominator)      Amount
                                      -----------      -------------    -----------     ---------      -------------    ----------
Basic EPS                             $    (446)             8,116      $   (0.05)      $    (330)            8,073     $  (0.04)
                                                                        ===========                                     ==========
Effect of Dilutive Securities:
   Stock options                             --                 --                             --                --
   Deferred compensation
      stock awards                           --                 --                             --                --
                                      -----------      -------------    -----------     ---------      -------------    ----------
Diluted EPS                           $    (446)             8,116      $   (0.05)      $    (330)             8,073    $  (0.04)
                                      ===========      =============    ===========     =========      =============    ==========


         Options covering 520 and 665 shares have been omitted from the calculation of dilutive EPS for the three months ended December 31, 2003 and 2002, respectively, because their inclusion would have been antidilutive.

                                                                   For the Six Months Ended December 31,
                                                           2003                                            2002
                                                           ----                                            ----
                                        Net Loss          Shares         Per-Share      Net Income        Shares        Per-Share
                                      (Numerator)      (Denominator)       Amount      (Numerator)     (Denominator)      Amount
                                      -----------      -------------    -----------     ---------      -------------    ----------
Basic EPS                             $  (1,229)             8,106      $   (0.15)      $       8             8,072     $    0.00
                                                                        ===========                                     ==========
Effect of Dilutive Securities:
   Stock options                             --                 --                             --               145
   Deferred compensation
      stock awards                           --                 --                             --                 7
                                      -----------      -------------    -----------    ----------      --------------   ----------
Diluted EPS                           $  (1,229)             8,106      $   (0.15)     $        8             8,224     $    0.00
                                      ===========      =============    ===========    ==========      ==============   ==========

         Options covering 552 and 906 shares have been omitted from the calculation of dilutive EPS for the six months ended December 31, 2003 and 2002, respectively, because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(6)      COMPREHENSIVE LOSS:

         The Company's comprehensive (loss)/income is as follows:

                                              For the Three Months Ended
                                                      December 31,
                                               2003                 2002
                                         ----------------    ------------------
Net loss                                 $          (446)    $             (330)
                                         ----------------    ------------------
Other comprehensive income:
  Foreign currency translation
   adjustments                                       111                    114
  Unrealized losses on investments,
   net of tax                                         (1)                    (1)
                                         ----------------    ------------------
Other comprehensive income                           110                    113
                                         ----------------    ------------------
Comprehensive loss                       $          (336)    $             (217)
                                         ================    ==================


                                              For the Six Months Ended
                                                      December 31,
                                               2003                2002
                                         ----------------    ------------------
Net (loss)/income                        $         (1,229)   $                8
                                         ----------------    ------------------
Other comprehensive income:
  Foreign currency translation
   adjustments                                        154                    98
  Unrealized losses on investments,
   net of tax                                          (2)                   --
                                         ----------------    ------------------

Other comprehensive income                            152                    98
                                         ----------------    ------------------
Comprehensive (loss)/income              $         (1,077)   $              106
                                         ================    ==================


(7)     INDEBTEDNESS:

        The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville Facility") from a partnership controlled by the Company's President, Chief Executive Officer and principal stockholder under a capital lease. At June 30, 2003, the Jacksonville Facility has an aggregate cost of $5,104 and a net book value of $2,705. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease provides for base rent of approximately $719 per annum. The lease further provides for annual increases in base rent for years beginning after May 1, 1999, based on the increase in the Consumer Price Index ("CPI") since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. Effective October 1, 2003, the Company is obligated to pay approximately $734 per annum under this lease. The payments due over the remaining seven years of this capital lease, including the portion related to interest, total approximately $4,956.

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

     Stock option activity for the three months ended December 31, 2003 and 2002 is as follows:

                                                       December 31, 2003                  December 31, 2002
                                               ----------------------------------  --------------------------------
                                                                     Weighted                           Weighted
                                                                      Average          Shares           Average
                                                Shares Subject       Exercise        Subject to         Exercise
                                                  to Options           Price           Options           Price
                                               ------------------  --------------  ---------------   --------------
Outstanding, beginning of period                   1,384,800        $    6.63         1,395,050         $   6.68
Granted                                                  ---               --                --               --
Canceled                                              (5,250)            8.89           (11,750)            7.35
Expired                                               (8,850)            6.75            (3,750)            9.73
Exercised                                            (17,750)            3.41            (4,500)            2.94
                                               ------------------                  ---------------
Outstanding, end of period                         1,352,950        $    6.67          1,375,050        $   6.69
                                               ==================                  ===============

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(8)      STOCK-BASED COMPENSATION (CONTINUED):

Stock option activity for the six months ended December 31, 2003 and 2002 is as follows:

                                                       December 31, 2003                  December 31, 2002
                                               ----------------------------------  -------------------------------
                                                                     Weighted                           Weighted
                                                                      Average          Shares           Average
                                                Shares Subject       Exercise        Subject to         Exercise
                                                  to Options           Price           Options           Price
                                               ------------------  --------------  ---------------   --------------
Outstanding, beginning of period                    1,381,200          $ 6.64           919,800         $    8.98
Granted                                                13,000            5.85           479,000              2.35
Canceled                                               (6,500)           9.87           (11,750)             7.35
Expired                                                (9,350)           8.08            (7,500)            11.93
Exercised                                             (25,400)           3.27            (4,500)             2.94
                                               ------------------                  ---------------
Outstanding, end of period                          1,352,950          $ 6.67         1,375,050         $    6.69
                                               ==================                  ===============

         In July 2003, the Company adopted Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), using the prospective method as prescribed in Statement of Financial Accounting Standard No. 148 ("SFAS No. 148"). The Company applies SFAS No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applies Opinion No. 25 in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and makes pro-forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied. The Company has recorded $4 of compensation expense for options granted after June 30, 2003. Had compensation expense with respect to options and awards granted under the Plans been determined based on the fair value method on the date of grant consistent with the methodology prescribed under SFAS No. 123 prior to July 1, 2003, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

                                                                            Three Months Ended December 31,
                                                                       --------------------------------------------
                                                                               2003                    2002
                                                                       ---------------------    -------------------
Net loss, as reported                                                              (446)                  (330)
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects                        12                      5
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                               (439)                  (353)
                                                                       ---------------------    -------------------
Pro forma loss                                                                     (873)                  (678)
Loss per share:
    Basic - as reported                                                           (0.05)                 (0.04)
    Basic - pro forma                                                             (0.11)                 (0.08)
    Diluted - as reported                                                         (0.05)                 (0.04)
    Diluted - pro forma                                                           (0.11)                 (0.08)

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

                                                                                    Six Months Ended December 31,
                                                                            -----------------------------------------------
                                                                                      2003                    2002
                                                                            -----------------------    --------------------
Net (loss)/income, as reported                                                $       (1,229)           $            8
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects                             75                         6
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                                    (926)                     (755)
                                                                              ---------------------    --------------------
Pro forma loss                                                                $       (2,080)           $         (741)
(Loss)/income per share:
    Basic - as reported                                                       $        (0.15)           $         0.00
    Basic - pro forma                                                         $        (0.26)           $        (0.09)
    Diluted - as reported                                                     $        (0.15)           $         0.00
    Diluted - pro forma                                                       $        (0.26)           $        (0.09)


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

Overview

         Three years ago, the electronics components industry experienced a sharp downturn. As a result, the Company's average quarterly sales dropped approximately 40% and have remained at this reduced level for the past two and a half years. The decline was driven primarily by weakness in the wireless infrastructure and semiconductor equipment markets which are important markets for the Company's products.

         There has been a trend of increasing bookings from the semiconductor equipment market over the past nine months and from the wireless infrastructure market over the past three months. Customers in these markets indicate that the higher level of activity is expected to continue through the end of the current fiscal year.

         For the past three years, bookings have not been a useful indicator of future business as customers had been placing orders with very short lead times. The number of orders placed and shipped in the same month typically exceeded 40% during this period. Recently, the Company has received some orders with longer lead times. However, the ability to deliver product rapidly remains important in securing orders.

         Prices have remained relatively stable during most of the economic downturn. However, as volume from selected wireless infrastructure customers increases, price pressure in this market will increase. In addition, in order to reduce costs many customers in the telecommunications market are outsourcing production to contract manufacturers who often attempt to renegotiate the prices agreed to with the customer, creating another source of price pressure.

         In response to increased booking and quoting activity, the Company has increased headcount in production and sales. This has decreased gross margin and increased operating expenses. The Company believes that the additions to personnel have improved lead times and customer service which has positioned the Company to take advantage of opportunities in the coming quarters as demand increases and opportunities in the market surface.

         In response to growing volume, the Company will soon begin renovating the building it purchased three years ago as part of its New York facility, as well as purchasing the building that houses its Microcap product line in Florida which it currently leases. These actions are designed to improve flexibility for future product expansion. A byproduct of these actions will be an increase in capacity which will enable the Company to produce certain products in higher volumes. During the first six months of fiscal year 2004, the Company operated at approximately one third of its equipment capacity.

         The Company has benefited from lower precious metal costs for the past three years. As economic conditions continue to improve, the demand for precious metals used in the Company's manufacturing processes has increased. As a result, the Company has seen a rise in the market prices of these metals and has purchased quantities of them to protect against rising prices. Given current levels of demand, it is likely that additional purchases will be necessary in the near future.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

RESULTS OF OPERATIONS
---------------------

KEY COMPARATIVE PERFORMANCE INDICATORS

                                               Three Months Ended                                 Six Months Ended
                                   --------------------------------------------     --------------------------------------------
                                      Dec. 31, 2003           Dec. 31, 2002            Dec. 31, 2003            Dec. 31, 2002
                                   --------------------     -------------------     --------------------    --------------------
Sales $                                $   13,516               $    11,561             $   26,065              $   24,048
Bookings $                             $   14,186               $    13,248             $   26,460              $   25,481
Gross Margin $                         $    3,643               $     3,429             $    6,519              $    7,515
Gross Margin %                               27.0%                     29.7%                  25.0%                   31.3%
Operating Expenses $                   $    4,124               $     3,819             $    8,039              $    7,399
Operating Expenses %                         30.5%                     33.0%                  30.8%                   30.8%


SIGNIFICANT HIGHLIGHTS

         Sales for the three and six months ended December 31, 2003 increased 17% and 8%, respectively, over the comparable periods in the prior fiscal year.

         Bookings for the three and six months ended December 31, 2003 increased 7% and 4%, respectively, over the comparable periods in the prior fiscal year.

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2002
----------------------------------------------------------------------

         Net sales for the three months ended December 31, 2003 increased 17% to $13,516, compared to $11,561 recorded in the comparable period in the prior fiscal year. The improvement was attributable to higher shipments to the wireless infrastructure, semiconductor equipment and military markets, a trend the Company expects to continue for the next several quarters.

         Gross margin for the three months ended December 31, 2003 was 27.0% of net sales, compared to 29.7% for the comparable period in the prior fiscal year. The decrease in gross margin was principally due to increasing labor and overhead costs to support higher production levels. The Company has increased headcount to increase production volume in response to increased booking and quoting activity, to improve product delivery, and to support new products entering later stages of preproduction.

         The Company has experienced lower raw material costs offset by lower precious metal recovery compared to the comparable period last fiscal year. Both decreases are primarily due to the lower carrying cost of palladium compared to a year ago. Precious metal recovery is also lower due to a lower quantity of metal reclaimed during the period compared to the second quarter of last fiscal year. Precious metal recovery last year was higher than normal due to higher than normal scrap reclamation from excess inventory.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Selling, general and administrative expenses for the three months ended December 31, 2003 increased 22% to $3,445, compared to $2,813 in the comparable period in the prior fiscal year. The increase was mainly due to increased selling expense. The Company has increased the number of sales personnel in its existing offices in the US and Europe and established a new sales office in the Far East. These actions were taken in response to increased booking and quoting activity and to take advantage of market opportunities in an improving economy. The Company believes that offering exceptional customer service and quick delivery will help increase sales volume.

         Research and development expenses for the three months ended December 31, 2003 increased 12% to $742, compared to $664 in the comparable period in the prior fiscal year. The increase is due to increased efforts to develop new products and improve processes and materials. The Company strives to be a quality leader in the industry and must continually improve its products to maintain that position.

         The Company recorded other income of $63 for the three months ended December 31, 2003, compared to other expense of $342 in the comparable period in the prior fiscal year. The other expense recorded during the second quarter of last fiscal year related primarily to a pretax charge of $362 due to the disposal of certain assets no longer used in the Company's manufacturing processes.

         The effective tax rate for the three months ended December 31, 2003 was approximately 19%. The decrease in the effective tax rate was primarily due to increased tax benefits in relation to income.

         Bookings for the three months ended December 31, 2003 were $14,186, compared to $13,248 for the three months ended December 31, 2002. The increase is due to increased activity from the wireless infrastructure and semiconductor markets. Delivery times and price are key factors in obtaining orders. The Company is taking steps to maintain short delivery times in the face of increased demand. These steps include increasing inventory levels.

         The backlog of unfilled orders was $9,528 at December 31, 2003, compared to $10,814 at December 31, 2002 and $9,129 at June 30, 2003. The increase in backlog from June 30, 2003 was primarily due to the increase in orders from the wireless infrastructure and semiconductor equipment markets. Recently, customers have been placing some orders with longer lead times. This trend typically occurs when customers are anticipating higher production levels and want to secure a supply of material. It also provides the Company some forward planning ability. The decrease in backlog from December 31, 2003 is mainly due to shipments against a large military order received in the second quarter of last fiscal year.

         As a result of the foregoing, net loss for the three months ended December 31, 2003 was $446, or ($0.05) per common share and per common share assuming dilution, compared to net loss of $330, or ($0.04) per common share and per common share assuming dilution, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH SIX MONTHS ENDED
DECEMBER 31, 2002
-----------------------------------------------------------------

         Net sales for the six months ended December 31, 2003 increased 8% to $26,065, compared to $24,048 in the comparable period in the prior fiscal year. The increase in net sales was primarily the result of higher shipments to the wireless infrastructure, semiconductor equipment and military markets.

         Gross margin for the six months ended December 31, 2003 was 25.0% of net sales, compared to 31.3% for the comparable period in the prior fiscal year. The decrease in gross margin percentage was principally due to increasing labor and overhead costs to support higher production levels, offset partially by lower material costs. As mentioned above, the Company has increased headcount to increase production volume in response to increased booking and quoting activity, to improve product delivery, and to support new products entering later stages of preproduction.

         The Company experienced lower raw material costs offset by lower precious metal recovery compared to the comparable period last fiscal year. Both decreases are primarily due to the lower carrying cost of palladium compared to a year ago. Precious metal recovery is also lower due to a lower quantity of metal reclaimed during the period compared to the second quarter of last fiscal year. Precious metal recovery last year was higher than normal due to higher than normal scrap reclamation from excess inventory.

         Selling, general and administrative expenses for the six months ended December 31, 2003 increased 15% to $6,654, compared to $5,775 in the comparable period in the prior fiscal year. The increase was due mainly to increased selling expense. The Company has increased the number of sales personnel in response to increased booking and quoting activity and to take advantage of market opportunities in an improving economy.

         Research and development expenses for the six months ended December 31, 2003 increased 9% to $1,452, compared to $1,333 in the comparable period in the prior fiscal year. The increase is due to increased efforts to develop new products and improve processes and materials.

         The Company recorded other income of $67 for the six months ended December 31, 2003, compared to other expense of $291 in the comparable period in the prior fiscal year. The other expense for the six month period ended December 31, 2002 related primarily to a pretax charge of $362 due to the disposal of certain assets no longer used in the Company's manufacturing processes.

         The effective tax rate for the six months ended December 31, 2003 was approximately 26%. Income tax benefit for the six months ended December 31, 2003 included a $65 gain related to tax audit settlements in the quarter ended September 30, 2003.

         As a result of the foregoing, net loss for the six months ended December 31, 2003 was $1,229, or ($0.15) per common share and per common share assuming dilution, compared to net income of $8, essentially breakeven on a per share basis, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                     Dec. 31, 2003            Sept. 30, 2003           June 30, 2003            Dec. 31, 2002
                                 ----------------------     -------------------     --------------------    ----------------------
Cash and Investments                $     10,657               $     11,311            $     11,696            $       9,265
Working Capital                     $     31,571               $     31,252            $     31,485            $      30,601
Quarter Ended:
  Operating Cash Flow               $       (189)              $        513            $        813            $       1,602
  Capital Expenditures              $        576               $        868            $        540            $         343
  Depreciation                      $      1,259               $      1,270            $      1,391            $       1,351
Current Ratio                              7.4:1                      7.4:1                   7.3:1                    7.8:1
Quick Ratio                                3.5:1                      3.7:1                   3.7:1                    3.3:1

         The Company's financial position at December 31, 2003 remains strong as evidenced by working capital of $31,571 and stockholders' equity of $51,069. The Company's current and quick ratios at December 31, 2003 also remain strong.

         Cash, cash equivalents and investments decreased by $1,039 from June 30, 2003, primarily as a result of capital expenditures in excess of operating cash flows. Inventories increased by $575 from June 30, 2003, primarily as the result of precious metal purchases during the quarter ended December 31, 2003. The purchases during the quarter were to bring precious metal stock to normal operating levels. Subsequent to December 31, 2003, the Company purchased additional supplies of palladium, gold and silver to protect against shortages and rising prices.

         The Company has benefited from lower precious metal costs for the past three years. However, as economic conditions improve, the demand for the precious metals the Company uses in its manufacturing processes is increasing throughout the electronics industry and other industries. As a result, the Company has seen a rise in the market prices of these metals. The Company has purchased quantities of these metals to protect against rising prices. It is likely that additional purchases at the then available market price will be necessary in the near future.

         Other current assets increased by $464 from June 30, 2003, mainly due to the timing of payments for real estate taxes, value added tax and payroll. Accrued expenses increased by $553 during the same period due to the timing of payments relating to vacation pay and payroll taxes as well as to increased commission accruals as the result of increased bookings and sales. Taxes payable decreased $489 from June 30, 2003, primarily due to taxable losses incurred during the period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         The Company leases a facility in Jacksonville, Florida from a partnership controlled by the Company's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of October 2003, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility or annual increases based on the consumer price index as required by the terms of the lease. Each fair market rental adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective October 1, 2003, the Company is obligated to pay approximately $734 per annum under this lease. The payments due over the remaining seven years of this capital lease, including the portion related to interest, total approximately $4,956.

         Capital expenditures for the six months ended December 31, 2003 totaled $1,444, including expenditures for machinery and equipment and leasehold improvements. The Company intends to use cash on hand and cash generated through operations to finance budgeted capital expenditures of approximately $4,000 for the remainder of fiscal year 2004, primarily for equipment acquisitions and building acquisitions and renovations including $500 for the purchase of the building in Jacksonville Florida and $1,000 for the renovation of an existing idle building in New York.

         Aggregate contractual obligations as of December 31, 2003 mature as follows:

                                                                        Payments Due by Period (in 000's)
                                               ------------------------------------------------------------------------------------
                                                                     Less
                                                                    than 1             1- 3             4- 5            After 5
         Contractual Obligations                  Total              year             years             years            years
------------------------------------------     -------------    ---------------    -------------    --------------    -------------
Bank Debt                                         $   --            $   --            $    --          $    --           $   --
Capital Lease Obligations                           3,472              374              1,386            1,196              516
Operating Leases                                    1,565              420              1,145               --               --
                                               -------------    ---------------    -------------    --------------    -------------
Total Contractual Obligations                     $ 5,037           $  794            $ 2,531          $ 1,196           $  516
                                               =============    ===============    =============    ==============    =============

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

Allowances for Doubtful Accounts Receivable
-------------------------------------------

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

Sales Returns and Allowances
----------------------------

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

Inventory Valuation
-------------------

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

Valuation of Deferred Tax Assets
--------------------------------

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

Valuation of Long-lived Assets
------------------------------

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

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

         In January 2004, the Company adopted the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). Previously, consolidation of variable interest entities was largely based on controlling voting rights. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to entities where the Company is vulnerable to a majority of the entity's risk of loss or is entitled to receive a majority of the entity's residual returns even if there is no controlling voting interest. The adoption of FIN No. 46 did not have any impact on the Company's consolidated results of operations or financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure at December 31, 2003 as it relates to currency exchange rate and security price risks is consistent with the types of market risk and amount of exposures presented in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

         Commodity price risk. The Company uses certain precious metals in the manufacturing of its products (primarily palladium and gold), and is therefore subject to certain commodity price risks. The Company believes that, based upon its current levels of production and inventories of palladium and gold, it will need to buy additional quantities of palladium and gold during the next year at prevailing market prices. The price of palladium and gold have begun to rise due to the higher demand coming from the electronics industry and other industries. Consequently, the Company has decided to purchase a quantity of these metals to protect against rising prices.

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

Changes in Internal Controls
----------------------------

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

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 3.     Not Applicable


ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on November 19, 2003 (the "Annual Meeting"), the stockholders elected the individuals named below as directors for one-year terms. Votes were cast as follows:

                                                 For                Withheld
                                            ---------------      ---------------
             Victor Insetta                   7,809,194               68,307
             Dov S. Bacharach                 7,831,386               46,115
             Chester E. Spence                7,772,330              105,171
             O. Julian Garrard III            7,831,386               46,115
             Stuart P. Litt                   7,772,330              105,171
             Thomas J. Volpe                  7,831,386               46,115

         The stockholders also ratified the appointment of KPMG LLP as the independent public accountants to audit the Company's consolidated financial statements for the fiscal year ending June 30, 2004. The holders of 7,829,292 shares of Common Stock voted to ratify the appointment, 42,395 voted against ratification and the holders of 5,814 shares of Common Stock abstained from voting on the issue.

ITEM 5.                           Not Applicable
                                  --------------

ITEM 6.                  Exhibits and Reports on Form 8-K
                         --------------------------------

 (a)                     Exhibits
                         --------

EXHIBIT NO.   DESCRIPTION
-----------   -----------

10(h)         -   Employment Agreement, dated October 1, 2003, between the
                  Company and Richard Monsorno.

10(ii)        -   Officers Profit Bonus Plan, dated October 30, 2003 and
                  effective June 30, 1992.

10(t)         -   Severance Agreement, dated November 1, 2003, between the
                  Company and Kathleen M. Kelly.

10(u)         -   Severance Agreement, dated November 1, 2003, between the
                  Company and Andrew Perz.

10(v)         -   Severance Agreement, dated November 1, 2003, between the
                  Company and Harrison Tarver.

31.1 -        Section 302 Certification of Principal Executive Officer.

31.2 -        Section 302 Certification of Principal Accounting Officer.

32.1 -        Section 906 Certification of Principal Executive Officer.

32.2 -        Section 906 Certification of Principal Accounting Officer.


(b)                      REPORTS ON FORM 8-K
                         -------------------

1. On November 3, 2003, the Company furnished a report on Form 8-K together with the Company's Press Release announcing its first quarter financial results for the period ended September 30, 2003. The Form 8-K contained the information required by Item 9. "Regulation FD Disclosure" and Item 12. "Disclosure of Results of Operations and Financial Condition," in accordance with SEC Release 33-8216.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:



                        AMERICAN TECHNICAL CERAMICS CORP.
                                    (Company)


DATE: February 12, 2003                   BY: /s/ VICTOR INSETTA
                                              ------------------
                                                  Victor Insetta
                                              President and Director
                                              (Principal Executive Officer)




DATE: February 12, 2003                   BY: /s/ ANDREW R. PERZ
                                              ------------------
                                                  Andrew R. Perz
                                                  Vice President, Controller
                                                  (Principal Accounting Officer)