Form 10-Q
period 2004-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2004-05-13
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       or

    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM             TO
                                             -----------    ------------

                          COMMISSION FILE NUMBER 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
                        ---------------------------------
               (Exact Name of Company as Specified in Its Charter)


                DELAWARE                                  11-2113382
     --------------------------------                -------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

  17 STEPAR PLACE, HUNTINGTON STATION, NY                   11746
  ----------------------------------------                  -----
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

As of May 3, 2004, the Company had outstanding 8,174,868 shares of Common Stock, par value $0.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                              MARCH 31, 2004         JUNE 30, 2003
                                                                              --------------         -------------
                                                                                (unaudited)
ASSETS
Current assets
   Cash (including cash equivalents of $1,001 and
      $996, respectively)                                                            $4,073                $8,685
   Investments                                                                        3,009                 3,011
   Accounts receivable, net                                                           9,276                 6,721
   Inventories                                                                       18,626                15,144
   Deferred income taxes, net                                                         2,065                 1,989
   Other current assets                                                               1,046                   940
                                                                                    -------               -------
                                TOTAL CURRENT ASSETS                                 38,095                36,490
                                                                                    -------               -------
Property, plant and equipment, net of accumulated depreciation
   and amortization of $40,804 and $37,213, respectively                             26,006                27,021

Other assets, net                                                                        30                    37
                                                                                    -------               -------
                                    TOTAL ASSETS                                    $64,131               $63,548
                                                                                    =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term related party debt                                     $384                  $355
   Accounts payable                                                                   1,747                 1,025
   Accrued expenses                                                                   4,149                 2,843
   Income taxes payable                                                                 250                   782
                                                                                    -------               -------
                            TOTAL CURRENT LIABILITIES                                 6,530                 5,005

Long-term related party debt, net of current portion                                  2,998                 3,290
Deferred income taxes                                                                 3,182                 3,300
                                                                                    -------               -------
                                 TOTAL LIABILITIES                                   12,710                11,595
                                                                                    -------               -------
Commitments and Contingencies

Stockholders' Equity
   Common Stock -- $0.01 par value; authorized 20,000 shares; issued 8,555
      and 8,503 shares, outstanding 8,141 and 8,089 shares, respectively                 86                    85
   Capital in excess of par value                                                    11,755                11,418
   Retained earnings                                                                 40,756                41,670
   Accumulated other comprehensive income:

      Unrealized loss on investments available-for-sale, net                              1                   ---
      Cumulative foreign currency translation adjustment                                269                   176
                                                                                    -------               -------
                                                                                        270                   176
                                                                                    -------               -------
    Less:   Treasury stock, at cost (414 and 414 shares, respectively)                1,396                 1,396
              Deferred compensation                                                      50                   ---
                                                                                    -------               -------
                              TOTAL STOCKHOLDERS' EQUITY                             51,421                51,953
                                                                                    -------               -------
                                                                                    $64,131               $63,548
                                                                                    =======               =======

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                         For the Three Months Ended            For the Nine Months Ended
                                                                   March 31,                            March 31,
                                                             2004            2003                  2004           2003
                                                             ----            ----                  ----           ----
Net sales                                                 $ 16,109        $ 11,930              $ 42,174       $ 35,978
Cost of sales                                               10,796           8,622                30,342         25,155
                                                          --------        --------              --------       --------
   Gross profit                                              5,313           3,308                11,832         10,823
                                                          --------        --------              --------       --------
Selling, general and administrative expenses                 3,935           3,040                10,589          8,815
Research and development expenses                              796             694                 2,248          2,027
Other                                                           89              93                    22            384
                                                          --------        --------              --------       --------
   Operating expenses                                        4,820           3,827                12,859         11,226
                                                          --------        --------              --------       --------
   Income/(loss) from operations                               493            (519)               (1,027)          (403)
                                                          --------        --------              --------       --------
Other (income) expense:
   Interest expense                                             90              98                   277            262
   Interest income                                             (12)            (22)                  (57)           (80)
   Other                                                        --              --                     2             --
                                                          --------        --------              --------       --------
                                                                78              76                   222            182
                                                          --------        --------              --------       --------
Income/(loss) before provision for income taxes                415            (595)               (1,249)          (585)
Provision for/(benefit from) income taxes                      100            (296)                 (335)          (294)
                                                          --------        --------              --------       --------
Net income/(loss)                                         $    315        $   (299)             $   (914)      $   (291)
                                                          ========        ========              ========       ========
Basic net income/(loss) per common share                  $   0.04        $  (0.04)             $  (0.11)      $  (0.04)
                                                          ========        ========              ========       ========
Diluted net income/(loss) per common share                $   0.04        $  (0.04)             $  (0.11)      $  (0.04)
                                                          ========        ========              ========       ========
Basic weighted average common
   shares outstanding                                        8,136           8,076                 8,116          8,073
                                                          ========        ========              ========       ========
Diluted weighted average common
  shares outstanding                                         8,673           8,076                 8,116          8,073
                                                          ========        ========              ========       ========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Nine Months Ended March 31,
                                                                       2004               2003
                                                                       ----               ----
                                                                            (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:                                        (unaudited)
   Net loss                                                          $  (914)           $  (291)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                    3,846              4,000
      Loss on disposal of fixed assets                                   353                469
      Stock award compensation expense                                   109                 12
      Deferred income taxes                                             (194)                --
      Realized gain on investments                                         2                 --
      Changes in operating assets and liabilities:
      Accounts receivable                                             (2,555)               418
      Inventories                                                     (3,482)              (417)
      Other assets                                                      (116)             1,724
      Accounts payable and accrued expenses                            2,028                 82
      Income taxes payable                                              (489)               629
                                                                     -------            -------
   Net cash (used in)/provided by operating activities                (1,412)             6,626
                                                                     -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                            (3,199)            (1,168)
      Purchase of investments                                         (2,982)            (2,491)
      Proceeds from sale of investments                                3,000              2,500
      Proceeds from sale of fixed assets                                  22                 --
                                                                     -------            -------
   Net cash used in investing activities                              (3,159)            (1,159)
                                                                     -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                                 (263)            (4,317)
      Proceeds from the exercise of stock options                        136                 13
                                                                     -------            -------
   Net cash used in financing activities                                (127)            (4,304)
                                                                     -------            -------
      Effect of exchange rate changes on cash                             86                130
                                                                     -------            -------
      Net (decrease)/increase in cash and cash equivalents            (4,612)             1,293
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           8,685              7,129
                                                                     -------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 4,073            $ 8,422
                                                                     =======            =======
Supplemental cash flow information:
      Interest paid                                                  $   277            $   300
      Taxes paid                                                     $    39            $   ---

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


(1) BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of March 31, 2004, and the results of its operations for the three and nine month periods ended March 31, 2004 and 2003. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of results which could be expected for the entire year.

(2) STOCK-BASED COMPENSATION:

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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(2) STOCK-BASED COMPENSATION (CONTINUED):

Stock option activity for the three months ended March 31, 2004 and 2003, is as follows:

                                                         March 31, 2004                        March 31, 2003
                                                         --------------                        --------------
                                                                     Weighted                                 Weighted
                                                                      Average                                  Average
                                                Shares Subject       Exercise        Shares Subject           Exercise
                                                  to Options           Price           to Options               Price
                                                  ----------           -----           ----------               -----
Outstanding, beginning of period                  1,352,950          $    6.68         1,375,050              $    6.69
Granted                                                  --                 --                --                     --
Canceled                                               (250)             11.40            (5,100)                  7.35
Expired                                                  --                 --            (1,250)                 11.40
Exercised                                           (14,500)              3.65                --                     --
                                                  ---------                            ---------
Outstanding, end of period                        1,338,200          $    6.71         1,368,700              $    6.68
                                                  =========                            =========

Stock option activity for the nine months ended March 31, 2004 and 2003, is as follows:

                                                         March 31, 2004                        March 31, 2003
                                                         --------------                        --------------
                                                                     Weighted                                 Weighted
                                                                      Average                                  Average
                                                Shares Subject       Exercise       Shares Subject            Exercise
                                                  to Options           Price           to Options              Price
                                                  ----------           -----           ----------              -----
Outstanding, beginning of period                  1,381,200          $   6.64           919,800              $    9.00
Granted                                              13,000              5.85           479,000                   2.35
Canceled                                             (6,750)             9.93           (16,850)                  7.35
Expired                                              (9,350)             8.08            (8,750)                 11.89
Exercised                                           (39,900)             3.41            (4,500)                  2.94
                                                  ---------                           ---------
Outstanding, end of period                        1,338,200          $   6.71         1,368,700              $    6.68
                                                  =========                           =========

         Prior to fiscal year 2004, the Company has not recognized compensation cost for these options upon grant as the exercise price was equal to or greater than the fair market value of the underlying stock at the date of grant. In July 2003, the Company adopted Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), using the prospective method as prescribed in Statement of Financial Accounting Standard No. 148 ("SFAS No. 148"). The Company applies SFAS No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applies Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25"), in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and makes pro-forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied. The Company has recorded $3 and $7 in compensation expense for the three and nine months ended March 31, 2004, respectively, for options granted after June 30, 2003. Had compensation expense with respect to all options and awards granted under the Plans been determined based on the fair value method on the date of grant consistent with the methodology prescribed under SFAS No. 123 prior to July 1, 2003, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                       2004                    2003
                                                                       ----                    ----
Net income/(loss), as reported                                       $   315                 $  (299)
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects             30                     ---
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                    (725)                   (376)
                                                                     -------                 -------
Pro forma loss                                                       $  (380)                $  (675)
Earnings/(loss) per share:
    Basic - as reported                                              $  0.04                 $ (0.04)
    Basic - pro forma                                                $ (0.05)                $ (0.08)
    Diluted - as reported                                            $  0.04                 $ (0.04)
    Diluted - pro forma                                              $ (0.05)                $ (0.08)

                                                                        Nine Months Ended March 31,
                                                                        ---------------------------
                                                                       2004                    2003
                                                                       ----                    ----
Net loss, as reported                                                $  (914)                $  (291)
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects            105                       6
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                  (1,651)                 (1,088)
                                                                     -------                 -------
Pro forma loss                                                       $(2,460)                $(1,373)
Loss per share:
    Basic - as reported                                              $ (0.11)                $ (0.04)
    Basic - pro forma                                                $ (0.30)                $ (0.17)
    Diluted - as reported                                            $ (0.11)                $ (0.04)
    Diluted - pro forma                                              $ (0.30)                $ (0.17)

         The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over an expected grant life of five years.

(3) IMPACT OF NEW ACCOUNTING STANDARDS:

         In January 2004, the Company adopted the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). Previously, consolidation of variable interest entities was largely based on controlling voting rights. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to entities where the Company is vulnerable to a majority of the entity's risk of loss or is entitled to receive a majority of the entity's residual returns even if there is no controlling voting interest. The adoption of FIN No. 46 did not have any impact on the Company's consolidated results of operations or financial position.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(4) SUPPLEMENTAL CASH FLOW INFORMATION:

         During the nine months ended March 31, 2004, the Company (i) granted deferred compensation stock awards with an aggregate value of $41 with respect to which expense shall be recognized ratably throughout fiscal year 2004 (as of March 31, 2004, $30 has been recognized as compensation expense), (ii) granted stock options with respect to which compensation expense of $46 will be recognized evenly over the next five years (as of March 31, 2004, $7 has been recognized as compensation expense), (iii) recognized $116 in compensation expense (including $44 relating to bonuses granted to defray taxes) in connection with the grant of stock awards totaling 12 shares of common stock, and (iv) recognized a $43 reduction of income taxes payable related to stock options exercised.

(5) INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                          March 31,               June 30,
                                             2004                   2003
                                          ---------               --------
                                         (unaudited)
     Raw materials                      $    10,088             $     7,055
     Work-in-process                          5,190                   4,361
     Finished goods                           3,348                   3,728
                                        -----------             -----------
                                        $    18,626             $    15,144
                                        ===========             ===========

(6) EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation.

                                                             For the Three Months Ended March 31,
                                                      2004                                         2003
                                                      ----                                         ----
                                    Net Income       Shares       Per-Share       Net Loss        Shares        Per-Share
                                   (Numerator)   (Denominator)     Amount       (Numerator)    (Denominator)     Amount
                                   -----------   -------------     ------       -----------    -------------     ------
Basic EPS                             $ 315            8,136      $   0.04        $(299)           8,076        $  (0.04)
                                                                  --------                                      --------
Effect of Dilutive Securities:
   Stock options                       ---               530                        ---              ---
   Deferred compensation
      stock awards                     ---                 7                        ---              ---
                                      -----            -----      --------        -----            -----        --------
Diluted EPS                           $ 315            8,673      $   0.04        $(299)           8,076        $  (0.04)
                                      =====            =====      ========        =====            =====        ========

         Options covering 345 and 1,369 shares have been omitted from the calculation of dilutive EPS for the three months ended March 31, 2003 and 2004, respectively, because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

                                                                   For the Nine Months Ended March 31,
                                                            2004                                        2003
                                                            ----                                        ----
                                            Net Loss         Shares       Per-Share      Net Loss       Shares        Per-Share
                                          (Numerator)    (Denominator)     Amount      (Numerator)   (Denominator)     Amount
                                          -----------    -------------     ------      -----------   -------------     ------
Basic EPS                                    $(914)           8,116       $  (0.11)       $(291)         8,073         $  (0.04)
                                                                          --------
Effect of Dilutive Securities:
   Stock options                               ---              ---                         ---            ---
   Deferred compensation
      stock awards                             ---              ---                         ---            ---
                                             -----            -----       --------        -----          -----         --------
Diluted EPS                                  $(914)           8,116       $  (0.11)       $(291)         8,073         $  (0.04)
                                             =====            =====       ========        =====          =====         ========

         Options covering 1,346 and 1,369 shares have been omitted from the calculation of dilutive EPS for the nine months ended March 31, 2003 and 2004, respectively, because their inclusion would have been antidilutive.

(7) COMPREHENSIVE INCOME/(LOSS):

         The Company's comprehensive income/(loss) is as follows:

                                                    For the Three Months Ended
                                                            March 31,
                                                      2004              2003
                                                      ----              ----
Net income/(loss)                                     $ 315            $(299)
                                                      -----            -----
Other comprehensive (loss)/income:
  Foreign currency translation
   adjustments                                          (61)              32
  Unrealized losses/(gains) on investments,
   net of tax                                             3               (4)
                                                      -----            -----
Other comprehensive (loss)/income                       (58)              28
                                                      -----            -----
Comprehensive income/(loss)                           $ 257            $(271)
                                                      =====            =====


                                                    For the Nine Months Ended
                                                            March 31,
                                                      2004             2003
                                                      ----             ----
Net loss                                             $(914)           $(291)
                                                      -----            -----
Other comprehensive income:
  Foreign currency translation
   adjustments                                          93              130
  Unrealized losses/(gains) on investments,
   net of tax                                            1               (4)
                                                      -----            -----
Other comprehensive income                              94              126
                                                      -----            -----
Comprehensive loss                                   $(820)           $(165)
                                                     =====            =====

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(8) INDEBTEDNESS:

         In April 2004, the Company entered into a $4,000 credit facility with General Electric Capital Corporation for the purchase of equipment. The line bears interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR. Borrowings under the line will be secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 31, 2005.

        The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville Facility") from a partnership controlled by the Company's President, Chief Executive Officer and principal stockholder under a capital lease. At June 30, 2003, the Jacksonville Facility has an aggregate cost of $5,104 and a net book value of $2,705. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease provides for base rent of approximately $719 per annum. The lease further provides for annual increases in base rent for years beginning after May 1, 1999, based on the increase in the Consumer Price Index ("CPI") since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. Effective October 1, 2003, the Company is obligated to pay approximately $734 per annum under this lease. The payments due over the remaining seven years of this capital lease, including the portion related to interest, total approximately $4,773.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

Overview

         During the first two quarters of the current fiscal year, the markets served by the Company's products began to show signs of breaking out of the three year downturn. The third quarter provided strong evidence of a break through, as the Company experienced substantial increases in sales and bookings in all the major markets it serves. The wireless infrastructure and semiconductor equipment markets exhibited the strongest growth. The wireless infrastructure market has historically been the Company's largest.

         The trend of orders with longer lead times that started last quarter has continued and expanded this quarter. Bookings for the quarter exceeded sales by $2,600 due mainly to customers placing more orders for future delivery. However, the ability to deliver product rapidly remains important to securing orders.

         Prices have remained relatively stable during most of the economic downturn. However, as volume from selected wireless infrastructure customers increases, we expect that price pressure in this market will increase. In addition, in order to reduce costs, many customers in the telecommunications market are outsourcing production to contract manufacturers who often attempt to renegotiate the prices previously agreed to by the customer, creating another source of price pressure.

         In response to increased booking and quoting activity, the Company began increasing headcount in production and sales late last fiscal year. This initially decreased gross margins and increased operating expenses; however, the Company believes that the additions to personnel have improved lead times and customer service. This positioned the Company to take advantage of opportunities in the quarter ended March 31, 2004 and should continue to do so in the coming quarters as demand increases and opportunities arise in the markets the Company serves.

         The Company has benefited from lower precious metal costs for the past three years. As economic conditions continue to improve, the demand for precious metals used in the Company's manufacturing processes has increased. As a result, the Company has seen a rise in the market prices of these metals and has purchased quantities of them to protect against rising prices. Given current levels of demand, additional purchases will be necessary in the near future. In response to the increased demand, the Company has committed to purchase an additional $6.5 million of precious metals (primarily palladium and silver) over the next twelve months to lock in current prices.

         During the quarter ended March 31, 2004, the Company incurred unusually high medical expense. Medical expenses for the quarter were 89%, or approximately $800, higher than the average of the previous four quarters. In contrast, the Company's headcount has increased 15% over the past year. The increase was due primarily to an increase in claims for which the Company is self-insured. The Company believes that self-insurance is a cost effective option for providing employees with health coverage; however, it results in fluctuations in costs from period to period.

         In response to growing volume, the Company will soon begin renovating the building it purchased three years ago next to its other facilities in Huntington Station, New York. The Company has also purchased the building that houses its Microcap product line in Florida which it previously leased. These actions are designed to improve flexibility for future product expansion. They will also result in an increase in capacity which will enable the Company to produce certain products in higher volumes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         During the first six months of fiscal year 2004, the Company operated at approximately 33% of its equipment capacity. During the third quarter, the Company operated above 50% of its equipment capacity.

         The combination of increased capital expenditures, increased working capital requirements and unprofitable operations required the Company to draw upon cash. In response, the Company has secured a $4 million line of credit from General Electric Capital Corporation ("GECC") to help fund future capital expenditures.

RESULTS OF OPERATIONS

KEY COMPARATIVE PERFORMANCE INDICATORS

                                            Three Months Ended                     Nine Months Ended
                                            ------------------                     -----------------
                                     March 31, 2004     March 31, 2003       March 31, 2004    March 31, 2003
                                     --------------     --------------       --------------    --------------
Sales ($)                               16,109              11,930               42,174            35,978
Bookings ($)                            18,721              11,818               45,181            37,299

Gross Margin ($)                         5,313               3,308               11,832            10,823
Gross Margin (%)                          33.0                27.7                 28.1              30.1

Operating Expenses ($)                   4,820               3,827               12,859            11,226
Operating Expenses (%)                    29.9                32.1                 30.5              31.2

SIGNIFICANT HIGHLIGHTS

         Sales for the three and nine months ended March 31, 2004 increased 35% and 17%, respectively, over the comparable periods in the prior fiscal year.

         Bookings for the three and nine months ended March 31, 2004 increased 58% and 21%, respectively, over the comparable periods in the prior fiscal year.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

         Net sales for the three months ended March 31, 2004 increased 35% to $16,109, compared to the $11,930 recorded in the comparable period in the prior fiscal year. The increase in sales was due to increased sales volume in all of the Company's major product lines primarily as a result of strong demand from the wireless infrastructure, semiconductor equipment and military markets.

         Gross margin for the three months ended March 31, 2004 was 33.0% of net sales, compared to 27.7% for the comparable period in the prior fiscal year. The increase in gross margin was primarily due to higher revenues and lower precious metal costs, partially offset by higher labor and overhead costs and lower precious metal recovery than in the comparable period last year. The increase in overhead costs was primarily due to the result of increased headcount and increased production output to keep pace with the growing sales volumes and to greater than normal medical expenses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Selling, general and administrative expenses for the three months ended March 31, 2004 increased 29% to $3,935, compared to $3,040 in the comparable period in the prior fiscal year. The increase was due to increased commissions, headcount and advertising and the expansion of the Company's international sales offices. As a percentage of sales, selling, general and administrative expenses decreased from 25.5% to 24.4%.

         Research and development expenses for the three months ended March 31, 2004 increased 15% to $796, compared to $694 in the comparable period in the prior fiscal year. The Company has put additional emphasis on developing new products as well as improving the performance and manufacturing efficiency of its existing products.

         Bookings for the three months ended March 31, 2004 increased 58% to $18,721, compared to $11,818 for the three months ended March 31, 2003. The increase was primarily due to increased orders from the wireless infrastructure and semiconductor equipment markets, although bookings levels increased from most of the major markets the Company serves. The trend of orders with longer lead times that started last quarter has continued and expanded this quarter. This trend is not a function of lack of available inventory to ship, but rather customers placing more orders for future delivery. However, the ability to deliver product rapidly remains important to securing orders.

         The backlog of unfilled orders was $12,142 at March 31, 2004, compared to $10,718 at March 31, 2003 and $9,129 at June 30, 2003. The increase in backlog was primarily due to the increase in orders from the wireless infrastructure and semiconductor equipment markets, partially offset by a decrease in open orders from the military market. The Company experiences fluctuation in orders from the military market as certain of these orders are for large quantities of product for delivery over longer periods. Shipments during the quarter ended March 31, 2004 to customers in this market were against orders placed in previous quarters with long lead times.

NINE MONTHS ENDED MARCH 31, 2004 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2003

         Net sales for the nine months ended March 31, 2004 increased 17% to $42,174, compared to $35,978 in the comparable period in the prior fiscal year. The increase in net sales was primarily the result of increased sales volume in all of the Company's major product lines primarily due to strong demand from the wireless infrastructure, semiconductor equipment and military markets.

         Gross margin for the nine months ended March 31, 2004 was 28.1% of net sales, compared to 30.1% for the comparable period in the prior fiscal year. The decrease in gross margin was principally due to lower material reclamation and higher labor and overhead costs, partially offset by increased sales and lower precious metal costs. Over the past four quarters, the Company has added personnel and increased production in anticipation of an economic recovery and to improve customer service and product delivery times. Initially this strategy adversely affected gross margins as sales grew at a slower pace than the rise in costs. The Company is now able to benefit from the increased sales levels while focusing on product quality, customer service and delivery.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Selling, general and administrative expenses for the nine months ended March 31, 2004 increased 20% to $10,589, compared to $8,815 in the comparable period in the prior fiscal year. The increase was due to increased commissions, headcount, and advertising and the expansion of the Company's international sales offices.

         Research and development expenses for the nine months ended March 31, 2004 increased 11% to $2,248, compared to $2,027 in the comparable period in the prior fiscal year. The Company has put additional emphasis on developing new products as well as improving the performance and manufacturing efficiency of its existing products.

         The Company recorded other expense of $22 for the nine months ended March 31, 2004, compared to other expense of $384 in the comparable period in the prior fiscal year. The other expense for the nine month period ended March 31, 2003, related primarily to a pretax charge of $436 due to the disposal of certain assets no longer used in the Company's manufacturing process.

LIQUIDITY AND CAPITAL RESOURCES

                                    March 31, 2004      Dec. 31, 2003      June 30, 2003     March 31, 2003
                                    --------------      -------------      -------------     --------------
Cash and Investments  $                  7,082             10,657             11,696             11,424
Working Capital  $                      31,565             31,571             31,485             31,157

Quarter Ended:
  Operating Cash Flow  $                (1,736)              (189)               813              2,712
  Capital Expenditures  $                1,755                576                540                494
  Depreciation  $                        1,317              1,260              1,391              1,337

Current Ratio                            5.8:1              7.4:1              7.3:1              7.0:1
Quick Ratio                              2.5:1              3.5:1              3.7:1              3.3:1

         The Company's financial position at March 31, 2004 remains strong as evidenced by working capital of $31,565 and stockholders' equity of $51,421. The Company's current and quick ratios at March 31, 2004 also remain strong.

         Cash, cash equivalents and investments decreased by $4,614 from June 30, 2003, primarily as a result of capital expenditures and cash used for working capital. Accounts receivable increased by $2,555 from June 30, 2003, primarily due to increased sales revenue and, to a lesser extent, to customers extending payment terms. Inventories increased by $3,482 from June 30, 2003, primarily as a result of precious metal purchases during the nine months ended March 31, 2004. These purchases were made in anticipation of future production requirements and potential price increases.

         Subsequent to March 31, 2004, the Company committed to purchase an additional $6,500 of precious metals (primarily palladium and silver) over the next twelve months to protect against shortages and rising prices. The Company has benefited from lower precious metal costs for the past three years. However, as economic conditions improve, the demand for the precious metals the Company uses in its manufacturing processes is increasing throughout the electronics industry and other industries. As a result, the Company has seen a rise in the market prices of these metals.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Accounts payable increased by $722, due in part to increased purchasing activity to keep pace with higher production levels and in part to capital expenditures. Accrued expenses increased by $1,306 during the same period due to the timing of payments relating to vacation pay and payroll taxes as well as increased commission accruals as the result of increased bookings and sales. Taxes payable decreased $532 from June 30, 2003, primarily due to taxable losses incurred during the period.

         On March 1, 2004, the Company purchased a building it was leasing to house its Microcap product line in Jacksonville Florida, for $523.

         In April 2004, the Company entered into a $4,000 credit facility with GECC for the purchase of equipment. The line bears interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR. Borrowings under the line will be secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line will expire on March 31, 2005.

         The Company leases a facility in Jacksonville, Florida from a partnership controlled by the Company's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of October 2003, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility or annual increases based on the consumer price index as required by the terms of the lease. Each fair market rental adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective October 1, 2003, the Company is obligated to pay approximately $734 per annum under this lease. The payments due over the remaining seven years of this capital lease, including the portion related to interest, total approximately $4,773.

         Capital expenditures for the nine months ended March 31, 2004 totaled $3,199, including expenditures for machinery and equipment, leasehold improvements and the purchase of a building that was previously leased by the Company. The Company intends to use cash on hand, cash generated through operations and the new line of credit with GECC to finance budgeted capital expenditures of approximately $2,000 for the remainder of fiscal year 2004, primarily for equipment acquisitions and building renovations, including $500 for the renovation of an existing building in New York which is not presently in use.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Aggregate contractual obligations as of March 31, 2004 mature as follows:

                                                              Payments Due by Period (in 000's)
                                                              ---------------------------------
                                                             Less
                                                            than 1          1- 3         4- 5        After 5
            Contractual Obligations            Total         year          years         years        years
            -----------------------            -----         ----          -----         -----        -----
Bank Debt                                      $  ---       $  ---        $  ---        $  ---       $  ---
Capital Lease Obligations                       3,382          384         1,422         1,227          349
Operating Leases                                1,457          416         1,041           ---          ---
                                               ------       ------        ------        ------       ------
Total Contractual Obligations                  $4,839       $  800        $2,463        $1,227       $  349
                                               ======       ======        ======        ======       ======

         The Company routinely enters into binding and non-binding purchase obligations in the ordinary course of business, primarily covering anticipated purchases of inventory and equipment. The terms of these commitments generally do not extend beyond one year. At March 31, 2004, the Company had commitments to purchase an aggregate of $6,500 of precious metals at various times over the next twelve months.

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

         None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure at March 31, 2004 as it relates to currency exchange rate and security price risks is consistent with the types of market risk and amount of exposures presented in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

         Commodity price risk. The Company uses certain precious metals in the manufacturing of its products (primarily palladium, gold and silver), and is therefore subject to certain commodity price risks. The Company believes that, based upon its current levels of production and inventories of precious metals, it will need to buy additional quantities of precious metals during the next year. The price of precious metals have begun to rise due to the higher demand coming from the electronics industry and other industries. Consequently, the Company has purchased a quantity of these metals to protect against rising prices and has committed to purchasing additional amounts of palladium and silver over the next year in order to lock in current market prices. There is no guarantee that if the market price of silver or palladium were to decrease, the Company would not be required to purchase the palladium or silver at above market prices. Should the Company need to buy gold during the next year it will do so at the prevailing market price.

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

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5.        Not Applicable

ITEM 6.                    Exhibits and Reports on Form 8-K

 (a)                       EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------

10(k)      -  Consulting Agreement, dated January 1, 2004, between the Company and Stuart P. Litt.

10(o)      -  Master Loan Agreement, dated April 2, 2004, between the Company and General Electric Capital Corporation.

10(r)      -  Employment Agreement, dated January 1, 2004, between the Company and David Ott.

31.1       -  Section 302 Certification of Principal Executive Officer.

31.2       -  Section 302 Certification of Principal Accounting Officer.

32.1       -  Section 906 Certification of Principal Executive Officer.

32.2       -  Section 906 Certification of Principal Accounting Officer.

(b)                        REPORTS ON FORM 8-K

1. On February 3, 2004, the Company furnished a report on Form 8-K together with the Company's Press Release announcing its second quarter financial results for the period ended December 31, 2003. The Form 8-K contained the information required by Item 12. "Disclosure of Results of Operations and Financial Condition".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:



                                        AMERICAN TECHNICAL CERAMICS CORP.
                                                   (Company)


DATE: May 13, 2004                      BY:       /s/ VICTOR INSETTA
                                                ----------------------
                                                    Victor Insetta
                                                President and Director
                                             (Principal Executive Officer)




DATE: May 13, 2004                      BY:         /s/ ANDREW R. PERZ
                                              ------------------------------
                                                      Andrew R. Perz
                                                Vice President, Controller
                                              (Principal Accounting Officer)