Form 10-K
period 2004-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2004-09-24
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
   (X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR

   ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                                ______TO_______

                          COMMISSION FILE NUMBER 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   11-2113382
     ----------------------------                      ----------------
     (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

 17 STEPAR PLACE, HUNTINGTON STATION, NY                     11746
 ----------------------------------------                  ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: (631) 622-4700
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
REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X]   NO [ ]

     INDICATE BY CHECK MARK WHETHER THE COMPANY IS AN ACCELERATED FILER AS
DEFINED IN EXCHANGE ACT RULE (2b-2).

                                 YES [ ]   NO [X]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM
405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE
BEST OF THE COMPANY'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS
INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K. [ ]

     AS OF THE LAST BUSINESS DAY OF THE COMPANY'S MOST RECENTLY COMPLETED SECOND
FISCAL QUARTER ENDED DECEMBER 31, 2003, THE AGGREGATE MARKET VALUE OF THE
COMPANY'S COMMON STOCK (BASED UPON THE CLOSING SALES PRICE OF THE COMPANY'S
COMMON STOCK ON THE AMERICAN STOCK EXCHANGE ON SUCH DATE) HELD BY NONAFFILIATES
OF THE COMPANY WAS APPROXIMATELY $27,718,799. (FOR PURPOSES OF THIS REPORT, ALL
OFFICERS AND DIRECTORS HAVE BEEN CLASSIFIED AS AFFILIATES, WHICH CLASSIFICATION
SHALL NOT BE CONSTRUED AS AN ADMISSION OF THE AFFILIATE STATUS OF ANY SUCH
PERSON.)

     ON SEPTEMBER 13, 2004, THE COMPANY HAD OUTSTANDING 8,271,418 SHARES OF
COMMON STOCK.

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE COMPANY'S PROXY
STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON NOVEMBER
17, 2004 ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.

                                     PART I

ITEM 1. BUSINESS

          GENERAL

     The Company was incorporated in New York in 1966 as Phase Industries, Inc., and changed its name to American Technical Ceramics Corp. in June 1984. The
Company was merged into a Delaware corporation in 1985 in order to change its jurisdiction of incorporation. Unless the context indicates otherwise, references to the Company herein include American Technical Ceramics Corp., a
Delaware corporation, and its subsidiaries, all of which are wholly-owned.

     The Company designs, develops, manufactures and markets
RF/Microwave/Millimeter-Wave ceramic capacitors, thin film products and other passive components. The Company's products are focused primarily in the high reliability market for ultra-high frequency ("UHF") and microwave applications, including wireless electronics, medical electronics, semiconductor equipment, satellite equipment and fiber optics. Capacitors function within electronic circuits by storing and discharging precise amounts of electrical power. The
Company believes that it is a leading manufacturer of multilayer capacitors
("MLCs") for UHF and microwave applications. Selling prices for the Company's
MLCs typically range from $.10 to $7.50 or higher, whereas selling prices for commodity-type MLC units typically range from $.005 to $.05. Thin film products are ceramic substrates on which circuit patterns are printed by means of thin film processes, and are used by customers as building blocks in electronic circuits. Management believes the Company operates in only one industry segment
- the electronic components industry.

     The slowdown in the technology and telecommunications sectors that began in the first half of calendar year 2001, combined with the weakness in the global economy, continued to impact the Company's industry in fiscal year 2004. As the year progressed, the markets served by the Company's products began to show signs of a recovery from the extended downturn. The Company experienced substantial increases in sales and bookings in the second half of fiscal year
2004. Bookings from customers in all of the Company's largest markets increased during this period.

          PRODUCTS

     The Company's traditional line of MLCs are available in predominantly four physical sizes designated "A" (.055 inch cube), "B" (.110 inch cube), "C" (.250 inch cube) and "E" (.380 inch cube); in three types of dielectrics: low-loss porcelain (the 100 series), zero temperature coefficient (the 700 series) and high dielectric constant (the 200 series); and in a variety of capacitance values. The 100 series, the Company's basic product line, is widely used in microwave equipment. The 700 series, because of its lower temperature coefficient, is used in tuning circuits in UHF/Microwave and lower frequency applications. The 200 series has high packaging density and is used in microcircuits where high capacitance value is needed in a small space. The
Company's traditional line of MLCs is one of two product lines that accounts for more than 10% of the Company's consolidated revenue, accounting for approximately 69%, 72% and 70%, of the Company's revenues in fiscal years 2004,
2003 and 2002, respectively.

     The Company's MLCs are generally designed for critical performance applications, and are characterized by a high degree of reliability, low power dissipation and ruggedness. The MLCs can be broadly classified as either commercial or "hi-rel", based primarily upon the amount of testing involved. All are subject to precise measurement of capacitance, dissipation factor and insulation resistance. The Company's products are used in commercial and military applications, including wireless cellular and personal communications systems (PCS), medical imaging (i.e., magnetic resonance imaging), radio frequency power sources for semiconductor manufacturing, satellite communications, numerous aerospace systems, including radar and electronic warfare, and certain high-speed digital processing equipment.

     Approximately 92%, 89% and 88% of the Company's sales in fiscal years 2004,
2003 and 2002, respectively, were to commercial (i.e., applications other than hi-rel) customers. For fiscal years 2004, 2003 and 2002, the Company estimates that approximately 8%, 11% and 12% of the Company's sales, respectively, were sales of hi-rel products. See

"Item 1. BUSINESS -- CUSTOMERS AND MARKETING -- FOREIGN SALES" and Note 9 of
Notes to Consolidated Financial Statements.

     Hi-rel MLCs are principally utilized in applications such as satellites
(including commercial communications satellites), high performance military aircraft, spacecraft and missiles, and other defense applications such as radar and electronic countermeasures. The Company produces its hi-rel MLCs to precise customer specifications and subjects each hi-rel MLC to a battery of performance and environmental tests. Such performance tests measure capacitance, dissipation factor, insulation resistance and dielectric withstanding voltage. The environmental tests are either designated by customers or specified by the military and include temperature shock tests, humidity tests and tests of life expectancy at elevated temperature and voltage levels.

     For commercial applications, the Company produces MLCs to precise performance specifications similar to hi-rel MLCs, individually tests them for certain electrical performance characteristics and conducts additional tests on samples from production lots. However, the Company does not subject all commercial MLCs to environmental tests.

     The Company has historically pursued the high-performance MLC market in which its products are typically applied in the manufacture of high-value capital equipment and which has commanded higher unit selling prices. The MLCs required for many of these applications constitute a small part of the circuit cost and, because performance and reliability requirements are stringent and the cost of component failure high, customers have been willing to pay the price premium associated with higher performance products such as those the Company makes. In recent years, the Company has further automated its manufacturing processes to enable it to produce certain of its existing MLCs for the medium -
priced niche market driven by wireless base-station infrastructure applications.

     The Company markets its 600 series products to higher volume markets. These products are targeted toward the high-performance, lower-priced segment of the wireless industry. The Company manufactures predominantly three physical sizes designated "S" (.06" x .03" rectangle), "L" (.04 x .02 rectangle), and "F" (.08
x .05 rectangle). These are lower-priced (approximately two-thirds the price of the lowest-priced comparable part) than the Company's traditional MLC's, and uses a newer ceramic proprietary formulation developed by the Company to optimize performance for cellular and PCS operating frequencies. Sales from this product line amounted to approximately 9%, 6% and 4% of the Company's revenues in fiscal years 2004, 2003 and 2002, respectively.

     The Company also offers specialized capacitors designed to perform at frequencies higher than the useful range of typical microwave MLCs. The
Company's Microcap(R), a single layer ceramic capacitor, was developed to meet certain applications where small size is critical and which operate at frequencies extending higher than those for which MLCs are typically chosen.
Manufactured and sold in both hi-rel and commercial versions, these products are used in wideband wireless data communications, satellite communications, military systems and other microwave and millimeter-wave applications. Another product tailored to the same market, the 500S Broadband Microwave Capacitor
(BMC), is based on a patented construction designed to be compatible with customers' high-volume surface-mount assembly technologies. Sales of these two product types combined amounted to approximately 3% of the Company's revenues in fiscal years 2004, 2003 and 2002.

     The Company has diversified its product line through the development of custom product capability based on thin film technologies. The Company produces metallized circuits and passive components on high-quality ceramic substrates to customers' drawings and specifications. Thin film layers deposited on the ceramic substrate may consist of a variety of materials with specific conductive, resistive, capacitive, and other properties enabling the build-up of the desired circuit pattern. As with a typical circuit board, the customer may then attach discrete components and chips to complete the circuit. Thin film products are used by the Company's customers in a broad range of applications, including microwave components, fiber optic repeaters and high-density packaging of devices, typically where requirements for high reliability, small size and dimensional precision are paramount. In fiscal years 2004, 2003 and 2002, thin film sales represented approximately 14%, 13% and 17% of the Company's revenues, respectively.

     In June 2000, the Company introduced a line of high power, passive resistive products. In fiscal year 2002, the Company added thin film resistor manufacturing capability to its resistive products line. Typically, thin film resistors offer a higher degree of reliability and are better able to handle power than their thick film counterparts. The Company's products, including standard resistors, terminations, attenuators and other customized products, consist of resistive and conductive layers deposited on a substrate of aluminum nitride, a base material chosen for its high thermal conductivity and its non-toxic properties. High power resistive products are used in many of the same types of equipment as the Company's capacitor products. Other applications for these products, which reflect an expansion of the Company's customer base, include RF and microwave products, including power amplifiers, up and down converters, and high power combiner/dividers. The markets for these products include the wireless and telecommunication markets, including base station and satellite communications, and a broad range of medical, military and other commercial applications. Resistive product sales represented less than 1% of the
Company's revenues in fiscal years 2004, 2003 and 2002.

     Since fiscal year 2002, the Company has offered on a limited basis certain products based upon a new high-density electronic packaging technology for radio frequency (RF) and microwave frequency broadband applications. This technology, commonly referred to as Low Temperature Co-fired Ceramic ("LTCC"), is based on high performance dielectric ceramic materials, some manufactured by the Company and others purchased from leading electronic materials manufacturers. The
Company markets this technology under the name Co-fired Ceramic Packaging
("CCP"). Traditional RF and microwave circuits have been limited in size and performance by the use of only two dimensions to incorporate all RF elements and passive components, such as inductors, capacitors and resistors. LTCC technology enables the user to design circuits in the third dimension with the integration of the RF elements and passive components in the body of the electronic circuit.
LTCC technology also provides the ability to design circuits with integrated RF components such as couplers, power dividers/combiners, filters and impedance transformers, and passive devices. CCP sales accounted for less than 1% of the
Company's revenues in fiscal years 2004, 2003 and 2002. See "Item 1. BUSINESS --
MANUFACTURING and -- RESEARCH AND DEVELOPMENT."

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

     The Company currently manufactures MLCs at its facilities in Huntington
Station, New York and Jacksonville, Florida. Its primary MLC manufacturing site is Huntington Station, consisting of three manufacturing facilities which aggregate approximately 53,000 square feet. Two of these facilities house the
Company's state-of-the-art chip fabrication operations. These facilities are designed to provide optimum control of the Company's manufacturing processes and product quality, while substantially increasing its output capability.

     In August 2000, the Company purchased another building next to its existing facilities in New York. The facility is currently being converted to add 20,000 additional square feet of production and production support space to the New
York facility complex to support capacity expansion. See "Item 2. PROPERTIES."

     The Company manufactures its 500 and 600 series capacitors at its facility in Jacksonville, Florida. During fiscal years 2003 and 2004, the Company expanded the offering of the 600 series to include an additional case size each year to better serve the EIA (Electronic Industry Association) product standardization use by its customers. The Jacksonville facility is also the site of manufacture for the Company's thin film, Microcap(R) SLC, resistor and CCP product lines, and serves as the Company's new product technology center. The
Jacksonville facilities aggregate over 99,000 square feet of space with 37,000 square feet committed to custom circuit operations.

     Portions of the Jacksonville facility have been redesigned over the last few years in order to accommodate what the Company refers to as its "Factory of the Future". Utilizing recently developed and acquired materials, processes and equipment, the Company can manufacture MLC products at this facility at higher degrees of precision and control and at a substantially lower cost with accompanying high output. Moreover, the manufacturing operations at this facility are flexible, enabling the Company to produce ceramic structures of a wide variety of sizes, shapes and internal configurations.

     As differentiated from the "thick film" technology used in MLC manufacturing, the manufacture of thin film circuits involves a method for the deposition of layers of conducting and other materials using "sputtering"
technology. Unlike the manufacture of capacitors, where all products flow through the same manufacturing sequences, manufacturing processes for custom thin film products vary significantly in accordance with each customer's specifications.

     Utilizing its core competencies in the manufacture of MLC devices, over the past two years the Company has developed the capability to manufacture microelectronic ceramic circuits. During fiscal year 2004, the Company has been using this technology in connection with its CCP product line. Similar to commercial printed circuit board manufacturing, the Company can manufacture multiple layer boards with layer-to-layer interconnects and circuitry on each layer in a ceramic structure. The CCP product line, much like the Company's thin film product line, operates in a build-to-order format. The Company typically receives drawings for custom devices and packages from its customers and builds products to their specification, utilizing multiple layer circuit technology.

     Microcap(R) SLCs, resistive products and BMCs all utilize various combinations of the production methods described in the preceding paragraphs.
The manufacture of each of these product lines involves dedicated equipment in addition to the equipment used in connection with the manufacture of the product lines previously discussed.

     In order to realize the potential of its expanding and diversifying product lines and to more fully integrate all facets of its operations, the Company is in the process of replacing its existing information system with a modern
Enterprise Resource Planning System. Utilizing commercially available information technology, the new system is intended to provide improved functionality and efficiency for better planning, control and responsiveness.
During fiscal year 2002, the Company implemented the first phase of this system and is on schedule to implement the second phase during fiscal year 2005.

     The Company utilizes a wide variety of specialized equipment for the fabrication, handling and testing of its products, including equipment that it has designed and constructed. The Company considers its capability to create its own unique equipment solutions tailored to the particular needs of its product lines and technologies to be a competitive advantage.

     Before full market introduction of a new product, the Company generally establishes a production line for the product and manufactures substantial quantities to evaluate and verify its ability to consistently meet quality and performance standards. Such efforts involve the dedication of equipment, materials and labor, and, to the extent that these efforts do not result in saleable product, all costs are expensed. During fiscal years 2001 and 2002, the
Company's resistive product line was in this phase of development. During fiscal year 2003, the Company completed development of this product line. Resistive products are currently being shipped to various customers and are qualified at major commercial users. During fiscal years 2002 and 2003, the Company's CCP product line was in the development phase.

     To complement its own manufacturing efforts and to provide a wide variety of product offerings to its customers, the Company has from time to time entered into arrangements with other manufacturers to produce certain products to the
Company's specifications. These products accounted for approximately 3% of the
Company's consolidated revenues in fiscal year 2004 and 5% in each of fiscal years 2003 and 2002.

     The historical pattern of industry price declines has largely prevented MLC producers, including the Company, from increasing prices and has forced the
Company and competitors to rely on advances in productivity and efficiency in order to improve profit margins. Accordingly, the Company continuously looks to improve the production yields and efficiency of its manufacturing processes. The
Company conducts continuous improvement programs targeted at streamlining manufacturing processes and increasing yields, and has established statistical process control techniques for maintaining key process steps within specified bounds and providing data to support continuous improvement. For additional information with respect to yields and efficiencies, see "Item 1. BUSINESS --
RESEARCH AND DEVELOPMENT".

     During fiscal year 2002, the Company's manufacturing facilities were operated under ISO-9002 registration. In fiscal year 2003, the Company attained
ISO-9001 status, a higher level certification which includes product design capability. In addition, in fiscal year 2003, the Company's European sales and distribution office achieved ISO-9001:2000 certification status. During fiscal year 2004, the Company established an Environmental Management System in accordance with ISO-14001 requirements and is planning to pursue ISO-14001 registration during fiscal year 2005.

          CUSTOMERS AND MARKETING

     The Company markets its products primarily to customers in the wireless infrastructure, fiber optic telecommunications, military, medical, semiconductor equipment manufacturing and aerospace industries. The customers included within these industries are manufacturers of microwave, high frequency and fiber optic systems, subsystems and equipment, including original equipment manufacturers
(OEMs) and suppliers thereto, and government contractors and subcontractors.
Most of the Company's products are used in the manufacture of capital equipment.

     The Company promotes its products through specialized trade shows, industry trade journal advertisements, a site on the Internet's World Wide Web and catalog direct mail programs. In fiscal year 2000, the Company started taking orders, on a limited basis, via its web site. In fiscal year 2004, the Company increased the list of products available for sale via its web site and plans to further expand that offering in fiscal year 2005.

     The Company shipped to over 2,000 customers in fiscal year 2004 as compared to approximately 2,100 and 1,800 customers in fiscal years 2003 and 2002, respectively. The top ten customers combined accounted for approximately 30% of net sales in fiscal year 2004 and 29% in each of fiscal years 2003 and 2002. No customer accounted for more than 10% of the Company's net sales in fiscal years
2004 and 2003. Sales to various divisions of General Electric Company, a major medical electronics OEM, accounted for approximately 10% of the Company's net sales in fiscal year 2002.

     The Company is a qualified producer of capacitors with the Defense
Logistics Agency of the United States Department of Defense. This qualified status covers several varieties and types of capacitors. Maintenance of its qualified producer status is critical in order for the Company to continue to sell its hi-rel military product line. To date, the Company has not encountered any difficulty in maintaining its status as a qualified producer, and the
Company believes it is presently the only supplier with such qualification for some of these product types.

     The Company typically sells its products through a combination of logistics arrangements and a large number of individual purchase orders. Certain individual purchase orders are subject to pricing agreements. Neither pricing agreements nor logistics arrangements are firm purchase orders, but each still requires that the Company commit to produce semi-finished or finished goods inventory in anticipation of receiving a purchase order for immediate shipment.
See "Item 1. BUSINESS -- SALES BACKLOG" and "Item 7. MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

     Customers are invoiced simultaneously with merchandise shipments. The
Company sells to a majority of its customers on 30-day terms. A small number of the Company's larger volume customers have terms ranging from 45 days to 120 days. Customers may also charge their purchases through the use of a credit/debit card. Sales returns are authorized and accepted by the Company in the normal course of business. An evaluation of the returned product is performed and typically results in either a credit or a shipment of replacement product to customers. The Company believes that it has provided an adequate reserve for returns in the accompanying consolidated financial statements.

     In the United States, the Company principally sells its products through independent sales representatives who are compensated on a commission basis. In foreign countries, the Company historically has utilized both resellers, who purchase products from the Company for resale, and sales representatives. During fiscal year 2002, the Company elected to dissolve its subsidiary in the United
Kingdom and expanded the scope of its subsidiary in Stockholm, Sweden to serve most of the Company's customers in Europe, thereby reducing the Company's reliance on resellers in this area. The Company continues to rely primarily on local, independently-owned resellers and independent sales representatives in all other foreign markets. See "Item 1. BUSINESS -- FOREIGN SALES" and Note 9 of
Notes to Consolidated Financial Statements.

     During fiscal year 2002, the Company established a wholly-owned subsidiary in the United States which established a representative office in the People's
Republic of China to service the growing market in China.

     At June 30, 2004, the Company utilized approximately sixteen sales representative organizations in the United States and approximately eleven sales representative and reseller organizations in foreign countries, principally
Europe, Canada and the Far East. The Company's sales representatives and resellers generally have substantial engineering expertise, which enables them to assist the Company in providing a high level of service to assist customers in generating product specifications and in providing applications assistance and maintaining contact with key customers. The Company employs regional sales managers to supervise its sales representatives and resellers and a staff of sales and applications specialists to provide direct contact with and support to customers.

          FOREIGN SALES

     In fiscal years 2004, 2003 and 2002, sales to customers located outside the
United States constituted 47%, 41% and 35% of net sales, respectively. The
Company's foreign customers are located primarily in Europe, Canada and the Far
East. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING" and Note 9 of Notes to
Consolidated Financial Statements. Export sales were made through the Company's foreign sales corporation subsidiary until January 2002, at which time the subsidiary was liquidated. All foreign sales, except sales by the Company's wholly-owned subsidiary in Stockholm, Sweden (and, until its dissolution in fiscal year 2002, its subsidiary in Sussex, England), are denominated in United
States dollars. In certain circumstances, the Company attempts to reduce the risk of doing business in foreign countries through the use of prepayment or sight drafts and by working closely with its foreign representatives and distributors in assessing business environments.

          SALES BACKLOG

     The Company's sales backlog was $13,472,000, $9,129,000 and $9,325,000 at
June 30, 2004, 2003 and 2002, respectively. Backlog generally consists of a combination of the Company's standard products and custom manufactured parts that require a longer lead time to produce. Historically, the long-term trend in customer requirements for the Company's standard products has been toward shorter lead times. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING".

     The Company offers its Quik-Pick 48 Hour System(R) program pursuant to which products are shipped within 48 hours from the time the order is placed.
This program has consistently been popular with its customers. In order to offer this program, the Company has to maintain higher inventory levels of certain products in proportion to total sales than it would otherwise and higher than those maintained by some other capacitor manufacturers. The future contribution of the Quik-Pick(R) program to the financial results of the Company depends critically on the Company's ability to accurately predict customer demand for the various products offered through the program.

          RESEARCH AND DEVELOPMENT

     The technology upon which the Company's products are based is subject to continued development of materials and processes to meet the demands of new applications and increased competition. The Company pursues a process-oriented strategy in which it conducts efforts aimed at developing integrated sets of materials and associated processes and equipment to provide the capability to create new or enhanced classes of products. Once a new set of technologies is established, the Company then seeks to develop and introduce various products using such technologies. The Company believes its future successes depend upon its ability to identify the requirements for future products and product enhancements, and to define, implement and successfully employ the technologies needed to meet those requirements. Accordingly, the Company believes that its research and development efforts are critical to its continued success.

     The Company conducts most of its research and development activities at its facility in Jacksonville, Florida. Activities are focused on the development of new products and improvement of existing products. Improvements in materials and process technology, and the development of specialized production equipment, are directed toward reducing product cost, as well as enhancing performance requirements that are identified through frequent customer contacts by the
Company's sales and technical personnel. Products are introduced after extensive in-house testing and evaluations at selected customer sites. See "Item 1.
BUSINESS -- MANUFACTURING".

     The Company often pursues programs with individual customers whom it considers to be leaders in their respective industries to develop special products to meet their specific requirements. The Company typically conducts such programs when it believes such products have potential applications reaching well beyond the initial customer's requirements. The Company's expansion of the 600 Series product line arose from one such program conducted in past years.

     The Company's research and development efforts remain focused on enhancements and extensions to its core product lines. For example, during fiscal year 2004, the Company continued its efforts on developing enhancements to its line of specialty higher frequency capacitors. The Company also continued
development activities on its new resistive product line by adding thin film resistor manufacturing capability. Typically thin film resistors offer a higher degree of reliability and are better able to handle power than their thick film counterparts. The thin film capability also allows for the development of finer line width and resolution, which is used in the manufacture of higher frequency terminations and attenuators. See "Item 1. BUSINESS -- PRODUCTS".

     The Company has also completed the first phase of development of the technology underlying its CCP initiative. While the Company believes in the long-term prospects for this technology, CCP is an extremely complicated project that requires the development and refinement of new processes. The initial phases of the CCP process were completed during fiscal year 2003, and during fiscal year 2004, the Company started to sell these products. The Company intends to continue to enhance its capabilities and expand its offering of these products during fiscal year 2005.

     Expenditures for research and development were approximately $3,067,000,
$2,766,000 and $3,644,000 in fiscal years 2004, 2003 and 2002, respectively, representing approximately 5%, 6% and 7% of net sales, respectively. The Company anticipates that research and development expenditures in fiscal year 2005, expressed as a percentage of net sales, will be comparable to fiscal year 2004.

          RAW MATERIALS

     The principal raw materials used by the Company include silver, palladium, gold, platinum, titanate, and other powders that are used in ceramic manufacture. Precious metals are available from many sources, although palladium is generally available only from a limited number of metal dealers who obtain their product requirements from the Republic of South Africa or the Russian
Federation. The major consumers of palladium are the automotive and electronics industries.

     In fiscal year 2002, in an effort to align its inventory of palladium with current and anticipated demand, the Company sold a substantial portion of its palladium inventory to one of its vendors in an arms-length transaction for approximately $3.3 million.

     As of June 30, 2004, the Company is committed to purchase an additional
$4.5 million of precious metals (primarily palladium and silver) through the third quarter of fiscal year 2005 to protect against shortages and rising prices. As economic conditions improve, the demand for the precious metals the
Company uses in its manufacturing processes is increasing throughout the electronics industry and other industries. As a result, the Company has seen a rise in the market prices of these metals. However, there are no assurances that the price of the precious metals will not decline and that, as a result of its current commitments, the Company will be purchasing the precious metals at above market prices. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS".

          COMPETITION

     Competition in the broad MLC industry continues to be intense and, in general, is based primarily on price. In the UHF/Microwave market segment, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Company believes any competitive advantage it may have results from its ability to achieve consistent quality and reliability, fast deliveries and high levels of customer service. Potential growth of some commercial market applications may in the future increase the competitive importance of price in this market. The
Company believes it competes in the UHF/Microwave capacitor market with several other manufacturers, both domestically and abroad, including AVX Corporation,
Dover Corporation, Tekelec, Spectrum Control, Inc., Murata Manufacturing Co. Ltd
and Taiyo Yuden, most of which are larger and have broader product lines and greater financial, marketing and technical resources than the Company. There are other large commodity-type MLC manufacturers who have attempted to develop products for the UHF/Microwave market segment. While the Company believes these efforts have not produced significant results to date, there can be no assurance that such efforts will not be successful in the future. New product developments may lead the Company into markets where there are existing competitors that may have significantly greater financial and technical resources and greater expertise in mass production techniques than the Company. Competition in the
Company's other product areas is similar in nature to that of the capacitor market. The primary competition for the Company's thin film products are
Aeroflex Incorporated and Reinhardt Microtech AG. The primary competition for the Company's resistive products are Aeroflex Incorporated - formerly MCE
Technologies, Anaren Inc., and EMC Technologies and Florida RF Labs Inc., both subsidiaries of Smiths Group PLC.

          ENVIRONMENTAL COMPLIANCE

     The Company produces hazardous waste in limited quantities in the production of its products. Accordingly, the Company's manufacturing operations are subject to various federal, state and local laws restricting the discharge of such waste into the environment. The Company recycles some of its hazardous wastes and disposes of the remainder through licensed carriers, which are required to deposit such waste at licensed waste sites.

     The Company is also subject to various federal, state, local and foreign laws regulating or prohibiting the use of certain materials in the manufacture of its products. As part of its research and development efforts, the Company continues to develop and test new materials and products designed to comply with these laws.

     The Company believes that it is in material compliance with all applicable federal, state and local environment laws and does not currently anticipate having to make material capital expenditures to remain in material compliance therewith. However, more stringent requirements may be enacted in the future and the Company can not predict whether it will be able to comply with them.
Moreover, there can be no assurance that the Company will be able to develop replacement materials or products for those which may become prohibited in the future, or that competitors will not develop superior compliant products. See
"Item 1. BUSINESS -- CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMEN."

     Certain products the Company manufactures and sells contain material that is, or will be in the near future, prohibited in certain geographic areas. The
Company continues to develop environmentally safe products to replace existing products. There is no guarantee that the Company will successfully develop replacement products or that competitors will not develop superior environmentally safe products.

     During fiscal year 2004, the Company established an Environmental
Management System in accordance with ISO-14001 requirements and is planning to pursue ISO-14001 registration during fiscal year 2005.

          PATENTS AND PROPRIETARY INFORMATION

     Although the Company has manufacturing and design patents and pending patent applications, and although the Company will continue to seek the supplemental protection afforded by patents, the Company generally considers protection of its products, processes and materials to be more dependent upon proprietary knowledge and on rapid assimilation of innovations than on patent protection. The Company's porcelain and ceramic formulations are considered trade secrets which are protected by internal non-disclosure safeguards and employee confidentiality agreements. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to deter misappropriation, or that an independent third party will not develop functionally equivalent technology.

          EMPLOYEES

     At June 30, 2004, the Company employed 440 persons at its facilities in New
York, of which 17 were employed on a part-time basis; 248 persons at its facilities in Florida, of which one was employed on a part-time basis; eight persons in sales offices in Asia and 12 persons in sales offices in Europe. Of the 708 persons employed by the Company, 581 were involved in manufacturing and testing activities and as support personnel, 101 were involved in selling, general and administrative activities, and 26 were involved in research and development activities. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

          CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K under the captions "Business"
and "Management's Discussion and Analysis of Financial Condition and Results of
Operations", as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the
Company acting on the Company's behalf that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. The cautionary statements set forth below identify certain factors that could cause such differences. In addition to statements which explicitly describe risks and uncertainties, readers are urged to consider statements labeled with terms such as "believes", "belief", "expects", "plans",
"anticipates", or "intends" to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear. Any forward-looking statement represents the Company's expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. The Company undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.

     The Company's products are used in the production of a variety of highly complex electronic products manufactured for the military and for commercial use. Accordingly, demand for the Company's products is highly dependent upon demand for the products in which they are used. From time to time, including the first half of fiscal year 2004, the Company's results have been negatively impacted by a general decrease in demand for technology and electronic products in the United States and abroad. There can be no assurance that the demand for such products will increase or that, even if it does increase, the demand for the Company's products will increase. In addition, there can be no assurance that the Company will not receive order cancellations after orders are booked into backlog. Moreover, a

majority of the Company's costs are fixed, and the Company may not be able to reduce costs if sales volumes were to decline.

     The Company produces and ships product based upon orders received from its customers. If these orders are cancelled prior to shipment it could affect the
Company's profitability. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING."

     The Company offers a broad variety of products to its customers. Gross margins can vary significantly from product to product and across product lines.
Accordingly, a change in the mix of products sold by the Company during a particular period could lead to distinctly different financial results for that period as compared to other periods.

     The Company expects that international sales will continue to constitute a substantial portion of its total sales. These sales expose the Company to certain risks, including, without limitation, barriers to trade, fluctuations in foreign currency exchange rates (which may make the Company's products less price competitive), political and economic instability, changes in monetary policy, tariff regulations and other United States and foreign laws and regulations that may apply to the export of the Company's products, as well as the generally greater difficulties of doing business abroad.

     During fiscal year 2004, the Company's ten largest customers accounted for approximately 30% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. See "Item 1. BUSINESS --
CUSTOMERS AND MARKETING".

     The technology upon which the Company's products are based is subject to continuous development of materials and processes. The Company's business is in large part contingent upon the continuous refinement of its technological and engineering expertise and the development of new or enhanced products and technologies to meet the rapidly developing demands of new applications and increased competition. There can be no assurance that the Company will continue to be successful in its efforts to develop new or refine existing products, that such new products will meet with anticipated levels of market acceptance or that the Company will otherwise be able to timely identify and respond to technological improvements made by its competitors. Significant technological breakthroughs by others could also have a material adverse effect on the
Company's business.

     The Company's business may be adversely affected by difficulties in obtaining raw materials and other items needed for the production of its products, the effects of quality deviations in raw materials and fluctuations in prices of such materials. Palladium, a precious metal used in the production of the Company's capacitors, is currently available from a limited number of metal dealers who obtain product from the Republic of South Africa or the Russian
Federation. A prolonged cessation or reduction of exports of palladium by the
Republic of South Africa or the Russian Federation, or a significant increase in the price of palladium, could have a material adverse effect on the Company's business. See "Item 1. BUSINESS -- RAW MATERIALS" and "Item 7. MANAGEMENTS
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

     Certain raw materials used by the Company may fluctuate in price. To the extent that the Company is unable to pass on increases in the costs of such materials to its customers, this may adversely affect the gross profit margins of those products using such materials. At times, the Company will enter into contracts to purchase certain raw materials in the future at agreed upon prices in order to protect against shortages and rising prices. If the Company were to do so and prices were to decline, the Company would be required to purchase such raw materials at or above market prices which would also negatively impact gross profit margins.

     Competition in the MLC industry is intense and, in general, is based primarily on price. In the UHF/Microwave market segments, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Company competes with a number of large MLC manufacturers who have broader product lines and greater financial, marketing and technical resources than the Company. Growth of some commercial market applications has increased, and is expected to continue to increase the competitive importance of price. There can be no assurance that the Company will be able to improve the productivity and efficiency of its manufacturing processes in order to respond to pricing pressures, or to successfully design new processes and products; and the failure to do so could have a material adverse effect on the Company's business.

     The Company produces limited quantities of hazardous wastes in the production of its capacitors. Accordingly, the inherent risks of environmental liability and remediation costs associated with the Company's manufacturing operations may result in substantial unforeseen liabilities.

     The Company is also subject to various federal, state, local and foreign laws regulating or prohibiting the use of certain materials in the manufacture of its products. As part of its research and development efforts, the Company continues to develop and test new materials and products designed to comply with these laws. However, there can be no assurance that the Company will be able to develop replacement materials or products for those which may become prohibited in the future, or that competitors will not develop superior compliant products.
See "Item 1. BUSINESS -- ENVIRONMENTAL COMPLIANCE".

     The Company has not received any claims that its products or the technologies upon which they are based infringe the intellectual property rights of others. Any such claims in the future may result in the Company being required to enter into royalty arrangements, cease manufacturing the infringing products or utilizing the infringing technologies, pay damages or defend litigation, any of which could have a material adverse effect on the Company's business.

     The Company's business may also be adversely affected by matters and events affecting businesses generally, including, without limitation, political and economic events, labor unrest, acts of God, war, acts of terrorism and other events outside of the Company's control.

ITEM 2. PROPERTIES

     The Company's primary production facilities are located in Huntington
Station, New York and Jacksonville, Florida. The Company's principal executive office is located in Huntington Station, New York, and its principal research and development facility is located in Jacksonville, Florida. The following table sets forth the address of each facility, its primary function, the square footage occupied by the Company and whether the facility is leased or owned.

     ADDRESS OF FACILITY                PRIMARY FUNCTION                  SQUARE FOOTAGE OCCUPIED       TYPE OF OCCUPANCY
     -------------------                ----------------                  -----------------------       -----------------

     10 Stepar Place
     Huntington Station, New York       Production                                    11,200            Owned

     11 - 13 Stepar Place
     Huntington Station, New York       Future production use   (1)                   20,000            Owned

     15 Stepar Place                                                                  35,700            Leased from Principal
     Huntington Station, New York       Production                                                      Stockholder (2)

     One Norden Lane
     Huntington Station, New York       Production                                     8,700            Owned

     17 Stepar Place
     Huntington Station, New York       Corporate, sales, administration              18,000            Owned

     2201 Corporate Square Blvd.        Production, research                          99,700            Leased from Principal
     Jacksonville, Florida               and development   (3)                                          Stockholder (2)

     8810 Corporate Square Court
     Jacksonville, Florida              Production   (4)                              10,000            Owned

     Ellipsvaegen 5
     SE-141 75                          Sales and                                      3,400            Leased
     Kungens Kurva, Sweden               distribution office   (5)

     Rm. 621-623, International
     Culture Building, No. 3039
     Shennan Centre Rd., Futian
     District, Shenzhen, PR China       Sales office                                    1,950           Leased

     (1) In fiscal year 2001, the Company purchased a 20,000 square foot facility adjacent to its existing New York facilities. This facility is currently under renovation and is expected to be used for future production and product support capacity starting in fiscal year 2005.

     (2) See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and Notes
         4 and 7 of Notes to Consolidated Financial Statements.

     (3) In fiscal year 2002, the Company added approximately 38,000 square feet to its Jacksonville facilities for various purposes, including expansion of its thin film capacity and to accommodate commercial manufacture of its new resistive product line. See "Item 1. BUSINESS --
         MANUFACTURING".

     (4) In fiscal year 2004, the Company purchased a 10,000 square foot facility in Jacksonville, Florida that it had been leasing. The Company was utilizing the majority of the building under the lease. As a result of the purchase, the Company added a small amount of additional space which it is reserving for future use.

     (5) In fiscal year 2003, the Company moved into larger space in the same
         Kungens Kurva facility to enable it to handle the increased activity due to the closing of the Company's facility in Sussex, England. See
         "Item 1. BUSINESS -- CUSTOMERS AND MARKETING".

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

          EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

     Victor Insetta, age 64, co-founded the Company in 1966 and has served as
President and Chief Executive Officer and a director of the Company since its organization.

     Richard Monsorno, age 52, has been employed by the Company in various capacities since 1983. In August 1996, he was appointed Senior Vice President -
Technology.

     Kathleen M. Kelly, age 50, has been employed by the Company in various capacities since 1974. She has served as Vice President - Administration and as corporate Secretary since November 1989.

     David B. Ott, age 62, joined the Company in June 1999 as Vice President -
New York Manufacturing. In December 2000, he was appointed Senior Vice
President, New York Manufacturing. In April 2004, he was appointed Senior Vice
President, New York Operations.

     Judah Wolf, age 58, has been managing the Company's thin film operations in
Jacksonville, Florida since 1993. In 1999, he was appointed Vice President -
Thin Film Operations. In August 2001, he was appointed Senior Vice President,
Thin Film Products.

     Andrew R. Perz, age 45, has been with the Company as Controller since 1998, and was appointed Vice President, Controller in November 2000.

     Harrison Tarver, age 58, has been employed by the Company in various capacities since 1973, principally in positions relating to quality assurance.
He was appointed Vice President, Quality Assurance in December 2000.

     The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the
Company.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

          MARKET INFORMATION

     The Company's common stock is traded on the American Stock Exchange
("AMEX") under the symbol "AMK". The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended
June 30, 2004 and June 30, 2003.

                          FISCAL 2004             FISCAL 2003
                       -----------------       ------------------
Quarter Ended:          High       Low           High       Low
--------------         -------   -------       -------    -------
September              $  7.65   $  4.90       $  5.10    $  2.10

December                  7.93      5.97          6.00       2.75

March                    11.59      7.80          5.03       3.51

June                     10.24      7.92          5.63       3.78

          NUMBER OF STOCKHOLDERS

     As of September 13, 2004, there were approximately 332 holders of record of the Company's common stock. The Company believes numerous shares are held of record by brokerage and other institutional firms for their customers.

          DIVIDENDS

     The Company has not paid any cash dividends on its common stock during the past two fiscal years. It is the present policy of the Company's Board of
Directors to retain earnings to finance the expansion of the Company's operations and not to pay cash dividends on its common stock.

          SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table details securities authorized for issuance under equity compensation plans as of June 30, 2004:

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
                                      of outstanding options,     of outstanding options, warrants       (excluding securities
                                        warrants and rights                  and rights                reflected in column (a))
         Plan category                          (a)                              (b)                              (c)
---------------------------------    ---------------------------  ----------------------------------  ----------------------------

Equity compensation plans
approved by security holders                 1,257,400                         $ 6.97                           226,500

     The Company has no securities authorized for issuance under equity compensation plans that have not been approved by security holders. In the past, the Company has issued treasury shares in payment of stock bonuses which were not granted pursuant to plans approved by stockholders. See "SALES OF
UNREGISTERED SECURITIES" below. It is the Company's current intention that any future stock awards or bonuses will be made pursuant to the terms of its 2000
Incentive Stock Plan (which was approved by stockholders) or another plan approved by stockholders.

          SALES OF UNREGISTERED SECURITIES

     In June 2001 and again in July 2002, pursuant to the terms of employment agreements between the Company and three key employees, the Company issued 1,000 shares of common stock, in each month, to each of such employees.

     In June 2001, the Company awarded 1,000 shares of common stock to each of its five non-employee directors and 1,000 shares of common stock to each of six officers as stock bonuses. The shares were issued in July 2001.

     In June 2002, pursuant to the terms of an employment agreement between the
Company and a key employee, the Company issued 2,000 shares of common stock to such employee.

     In June 2002, the Company issued 1,000 shares of common stock to each of seven officers as stock bonuses. The bonuses were awarded in June 2001 and were contingent upon each such officer remaining employed by the Company on June 30,
2002.

     In June 2003, the Company issued 1,000 shares of common stock to each of seven officers as stock bonuses. The bonuses were awarded in August 2002 and were contingent upon each such officer remaining employed by the Company on June
30, 2003.

     None of the shares listed above were registered under the Securities Act of
1933 in reliance on the exemption provided by Section 4(2) thereunder or because they were issued in a transaction that did not constitute a sale requiring registration under the Securities Act of 1933.

          ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 6. SELECTED FINANCIAL DATA

     The following information should be read in conjunction with the
Consolidated Financial Statements and Notes thereto and other information set forth following Item 14 of this report.

                                                                                 FISCAL YEARS ENDED JUNE 30,
                                                                                 ---------------------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                          ----------------------------------------
                                                            2004             2003            2002            2001           2000
                                                          --------         --------        --------        ---------      --------

INCOME STATEMENT DATA:
Net sales                                                 $ 61,183         $ 49,048        $ 49,585        $  84,585      $ 66,692
Gross profit                                              $ 20,437         $ 14,332        $  9,624        $  36,721      $ 29,946
Income/(loss) from operations                             $  2,528         $   (755)       $ (6,596)       $  16,122      $ 13,989
Net income/(loss)                                         $  2,176         $   (501)       $ (4,243)       $  10,332      $  9,071
Basic net income/(loss) per common share                  $   0.27         $  (0.06)       $  (0.53)       $    1.30      $   1.18
Diluted net income/(loss) per common share                $   0.25         $  (0.06)       $  (0.53)       $    1.24      $   1.11
Cash dividends paid per common share                      $      -         $      -        $      -        $       -      $      -

BALANCE SHEET DATA:
Property, plant and equipment, net                        $ 26,141         $ 27,174        $ 29,740        $  32,089      $ 22,902
Total assets                                              $ 69,853         $ 63,548        $ 66,574        $  76,576      $ 59,787
Long-term debt, less current portion                      $  2,896         $  3,290        $  2,368        $   7,211      $  3,486
Working capital                                           $ 34,900         $ 31,332        $ 28,375        $  33,662      $ 27,087

QUARTERLY FINANCIAL DATA:
(unaudited) (In thousands, except per share amounts)

                                                                               BASIC             DILUTED
                                                        NET (LOSS)      NET (LOSS) /INCOME   NET (LOSS) /INCOME
   QUARTER ENDED     NET SALES       GROSS PROFIT         /INCOME           PER SHARE (1)      PER SHARE (1)
   -------------     ---------       ------------         -------           -------------      -------------

Fiscal 2004
-----------
September            $  12,549         $   2,876         $    (783)         $    (0.10)         $    (0.10)
December                13,516             3,643              (446)              (0.05)              (0.05)
March                   16,109             5,313               315                0.04                0.04
June                    19,009             8,605             3,090                0.38                0.36
                     ---------         ---------         ---------          ----------          ----------
   Fiscal Year       $  61,183         $  20,437         $   2,176          $     0.27          $     0.25
                     ---------         ---------         ---------          ----------          ----------

Fiscal 2003
-----------
September            $  12,487         $   4,086         $     338          $     0.04          $     0.04
December                11,561             3,429              (330)              (0.04)              (0.04)
March                   11,930             3,308              (299)              (0.04)              (0.04)
June                    13,070             3,509              (210)              (0.03)              (0.03)
                     ---------         ---------         ---------          ----------          ----------
   Fiscal Year       $  49,048         $  14,332         $    (501)         $    (0.06)         $    (0.06)
                     ---------         ---------         ---------          ----------          ----------

(1)  Earnings per share amounts for each quarter are required to be computed independently. As a result, the sum may differ from the total year earnings per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     The following information should be read in conjunction with the
Consolidated Financial Statements and Notes thereto and other information set forth following Item 15 of this Report. See also "CAUTIONARY STATEMENTS
REGARDING FORWARD-LOOKING STATEMENTS" in Part I of this Report.

          GENERAL

     During fiscal years 2002 and 2003 and the first half of fiscal year 2004, the Company experienced a lower (compared to fiscal years 2001 and 2000) but consistent level of business. The wireless infrastructure market, the Company's largest market, and the semiconductor equipment market, another significant market for the Company, were adversely impacted by the economic downturn. At the beginning of fiscal year 2002, the Company was downsizing to maintain its core strengths while continuing to operate with positive cash flow.

     During fiscal year 2003, the Company began to add personnel in areas such as engineering, manufacturing and sales, and began making other investments designed to improve customer service, enhance existing products, add line extensions and accelerate the development of new products. Management believed that these steps would position the Company to take advantage of opportunities and capture additional market share as the economy improved.

     During the first two quarters of the current fiscal year, the markets served by the Company began to show signs of breaking out of the extended downturn. In the third and fourth quarter, the Company experienced substantial increases in sales and bookings in all the major markets it serves. Booking levels for the second half of fiscal year 2004 increased 68% over the comparable period of fiscal year 2003. The wireless infrastructure and semiconductor equipment markets exhibited the strongest growth. Based on information obtained from selected customers, and subject to the usual uncertainties in forecasting, the Company expects a downturn in orders driven by customers' inventory rationalization during the early part of fiscal year 2005, followed by a recovery in the latter part of the year driven by continued high manufacturing levels of equipment incorporating the Company's products.

     The Company returned to profitability in the second half of fiscal 2004 as a result of higher sales, lower precious metal costs and the effects of operating at higher, more efficient production volumes, partially offset by higher medical expenses. Sales of new products developed by the Company contributed to the sales growth. Many of these new products are sold into the same markets as the Company's traditional products. Accordingly, as activity increases in these markets, the Company expects to realize the benefits of increased sales of traditional products and sales of products that have been introduced during the past three years.

     Prices have remained relatively stable during most of the economic downturn. However, as volume from selected wireless infrastructure customers increases, the Company expects that price pressure in this market will increase.
In addition, in order to reduce costs, many customers in the telecommunications market are outsourcing production to contract manufacturers who often attempt to renegotiate the prices previously agreed to by the customer, creating another source of price pressure.

     The Company has benefited from lower precious metal costs in the current fiscal year. As economic conditions continue to improve, the demand for precious metals used in the Company's manufacturing processes has increased. Recently the
Company has seen an increase in the market prices of these metals and has purchased quantities of them to protect against rising prices. Given current levels of demand, additional purchases will be necessary in the near future. In response to the increased demand, as of June 30, 2004, the Company is committed to purchase an additional $4.5 million of precious metals (primarily palladium and silver) through the third quarter of fiscal year 2005 to protect against shortages and rising prices.

     During the fiscal year ended June 30, 2004, the Company incurred unusually high medical expenses. Medical expenses for the year were 54%, or approximately
$1,750,000, higher than last fiscal year. In contrast, the Company's headcount increased 32% over the past year. The increase in medical expenses was due primarily to an increase in claims for which the Company is self-insured. The
Company believes that self-insurance is a cost effective option for providing employees with health coverage; however, it results in fluctuations in costs from period to period.

     The ability to deliver product rapidly remains important to securing orders. As demand for the Company's products increased, the Company initially benefited from maintaining a high level of inventory. The sharp increase in business quickly depleted this inventory and the Company relied on higher levels of production to maintain quick turn delivery to its customers. In response to increased booking and quoting activity, the Company began increasing headcount in production and sales as early as the end of fiscal year 2003. As bookings and sales volume sharply increased in the second half of fiscal year 2004, the
Company rapidly escalated the rate of hiring to increase capacity to keep pace with the increased bookings. This initially decreased gross margins and increased operating expenses. However, the Company believes that the additions to personnel preserved delivery lead times and improved customer service. This positioned the Company to take advantage of opportunities that arose in the second half of fiscal year 2004 and should continue to do so in the coming quarters as demand remains strong and opportunities arise in the markets the
Company serves.

     In response to growing volume, the Company has begun renovating the building it purchased three years ago next to its other facilities in Huntington
Station, New York. The Company has also purchased the building that houses its
Microcap(R) product line in Florida which it previously leased. These actions are designed to improve flexibility for future product expansion. They will also result in an increase in capacity which will enable the Company to produce certain products in higher volumes.

     The combination of increased capital expenditures, increased working capital requirements and unprofitable operations during the economic downturn required the Company to draw upon its cash reserves. In response, the Company has secured a $4 million line of credit from General Electric Capital
Corporation ("GECC") to help fund future capital expenditures.

     RESULTS OF OPERATIONS

KEY COMPARATIVE PERFORMANCE INDICATORS

                                               Three Months Ended                                 Fiscal Year Ended
                                      -------------------------------------            --------------------------------------
                                      June 30, 2004           June 30, 2003            June 30, 2004            June 30, 2003
                                      -------------           -------------            -------------            -------------

Sales ($)                              19,009,000               13,070,000              61,183,000              49,048,000
Bookings ($)                           20,336,000               11,468,000              65,517,000              48,767,000

Gross Margin ($)                        8,605,000                3,509,000              20,437,000              14,332,000
Gross Margin (%)                             45.3                     26.8                    33.4                    29.2

Operating Expenses ($)                  5,050,000                3,861,000              17,909,000              15,087,000
Operating Expenses (%)                       26.6                     29.5                    29.3                    30.8

SIGNIFICANT HIGHLIGHTS

     Sales for the three and twelve months ended June 30, 2004 increased 45% and
25%, respectively, over the comparable periods in the prior fiscal year.

     Bookings for the three and twelve months ended June 30, 2004 increased 77%
and 34%, respectively, over the comparable periods in the prior fiscal year.

          FISCAL YEAR 2004 COMPARED WITH FISCAL YEAR 2003

     Net sales for the fiscal year ended June 30, 2004 were $61,183,000, an increase of 25% from the $49,048,000 recorded in the fiscal year ended June 30,
2003. Domestic sales increased by 12% to $32,234,000 in fiscal year 2004 from
$28,697,000 in fiscal year 2003. International sales increased by 42% to
$28,949,000 in fiscal year 2004 from $20,351,000 in fiscal year 2003. The increase in sales is due to the improved business climate in a majority of the markets the Company serves. Sales growth was particularly significant in the wireless infrastructure and semiconductor equipment markets in the second half of fiscal year 2004.

     Bookings have improved significantly from the levels experienced in fiscal year 2003. Total bookings in fiscal year 2004 were $65,517,000, compared to
$48,767,000 in fiscal year 2003, representing an increase of approximately 34%.
Growth has come from a majority of the markets the Company serves, but was particularly strong in the wireless infrastructure and semiconductor equipment markets.

     Gross margins were 33% of net sales in fiscal year 2004, compared to 29% in fiscal year 2003. The increase in gross margins is attributable to higher sales volume and the economics associated with higher production volumes, partially offset by increased labor and medical expenses and decreased precious metal recovery. In response to increased booking and quoting activity, the Company began increasing headcount in production and sales toward the end of fiscal year
2003 in order to increase capacity. The additions to headcount accelerated as bookings and quoting activity increased throughout fiscal year 2004. In addition, during fiscal year 2004, the Company incurred unusually high medical expenses, the majority of which reduced gross margins.

     Operating expenses totaled $17,909,000, or 29% of net sales, in fiscal year
2004, compared to $15,087,000, or 31% of net sales, in fiscal year 2003. The increase in operating expenses in absolute terms compared to the prior fiscal year is attributable to increased sales staff in response to increased booking and quoting activity and increased commissions. The trend toward customers moving production offshore has continued. Accordingly, a growing portion of the
Company's sales are to customers in Asia and Europe. Consequently, the Company continues to expand its foreign sales offices in China and Europe to better service its customers.

     Research and development expenses for the fiscal year ended June 30, 2004 increased 11% to $3,067,000, compared to $2,766,000 in the prior fiscal year.
The Company has put additional emphasis on enhancements and extensions of its core product lines as well as improving the performance of its existing products and its manufacturing processes.

     The effective income tax rate for fiscal year 2004 was approximately 2%, as compared to 50% for fiscal year 2003. The decrease in the effective income tax rate is primarily due to the impact of foreign tax benefits in relation to the level of pre-tax income and the reduction of tax reserves due to audit settlements and updated evaluations.

     As a result of the foregoing, the Company reported a net income of
$2,176,000, or $0.27 per common share and $0.25 per common share assuming dilution, for fiscal year 2004, compared to a net loss of $501,000, or $0.06 per common (and diluted) share, for fiscal year 2003.

          FISCAL YEAR 2003 COMPARED WITH FISCAL YEAR 2002

     Net sales for the fiscal year ended June 30, 2003 were $49,048,000, a decrease of 1% from the $49,585,000 recorded in the fiscal year ended June 30,
2002. Domestic sales decreased by 12% to $28,697,000 in fiscal year 2003 from
$32,459,000 in fiscal year 2002. International sales increased by 19% to
$20,351,000 in fiscal year 2003 from $17,126,000 in fiscal year 2002. Although overall sales remained at levels comparable to the prior year, there was an increase in sales of larger case size capacitors and EIA case capacitors and a decline in sales of thin film products. The increase in foreign sales is indicative of the Company's customers migrating production overseas, penetration into the Asian market and improved sales in Europe.

     Orders have improved significantly from the lows experienced in the second quarter of fiscal year 2002. Total bookings in fiscal year 2003 were
$48,767,000, compared to $42,976,000 in fiscal year 2002, representing an increase of approximately 13%. Growth has come from the military and wireless infrastructure markets, offset partially by a decrease in orders from the medical electronics market.

     Gross margins were 29% of net sales in fiscal year 2003, compared to 19% in fiscal year 2002. The increase in gross margins is attributable in part to cost reduction measures implemented by the Company in fiscal year 2002 in response to the industry downturn and increased precious metal recovery, as well as the lack of inventory write-downs to net realizable value and a loss on the sale of palladium (a precious metal used in the manufacture of certain core products)
both of which occurred in fiscal year 2002. In June 2002, the Company sold a portion of its palladium inventory to align inventory levels with anticipated demand.

     Operating expenses totaled $15,087,000, or 31% of net sales, in fiscal year
2003, compared to $16,220,000, or 33% of net sales, in fiscal year 2002. The decrease in operating expenses from the prior fiscal year is attributable to decreased staff as a result of the cost reduction measures discussed above, lower severance costs and other restructuring costs, and decreased research and development spending. Operating expenses also decreased as a percentage of sales for the same reasons.

     Net interest expense was $250,000 in fiscal year 2003, compared to net interest expense of $305,000 in fiscal year 2002. The decrease in net interest expense is attributable primarily to the retiring of all outstanding bank debt in the first quarter of fiscal year 2003.

     The effective income tax benefit rate for fiscal year 2003 was approximately 50%, as compared to 37% for fiscal year 2002. The increase in the effective income tax rate is primarily due to the impact of foreign tax benefits in relation to the low level of pre-tax loss.

     As a result of the foregoing, the Company reported a net loss of $501,000, or $0.06 per common (and diluted) share, for fiscal year 2003, compared to a net loss of $4,243,000, or $0.53 per common (and diluted) share, for fiscal year
2002.

          LIQUIDITY AND CAPITAL RESOURCES

                                                   June 30, 2004               March 31, 2004              June 30, 2003
                                                   -------------               --------------              -------------

Cash and Investments  ($)                             7,042,000                  7,082,000                  11,696,000
Working Capital  ($)                                 34,900,000                 31,388,000                  31,332,000
Quarter Ended:
  Operating Cash Flow  ($)                            1,142,000                 (1,687,000)                    893,000
  Capital Expenditures  ($)                           1,130,000                  1,804,000                     620,000
  Depreciation and Amortization  ($)                  1,306,000                  1,317,000                   1,391,000

Current Ratio                                             5.1:1                      5.8:1                       7.3:1
Quick Ratio                                               2.0:1                      2.5:1                       3.7:1

     The Company's financial position at June 30, 2004 remains strong as evidenced by working capital of $34,900,000, compared to working capital of
$31,332,000 at June 30, 2003. The Company's current ratio and quick ratio at
June 30, 2004 remain strong although lower than June 30, 2003. The decline in the current and quick ratios is primarily due to higher percentage growth in accounts payable and accrued expense compared to current assets, and to capital expenditures, primarily due to bonus and commission accruals and timing of payments against accounts payable.

     Cash and investments decreased to $7,042,000 at June 30, 2004, compared to
$11,696,000 at June 30, 2003. The decrease in cash and investments is primarily the result of capital expenditures and cash used for working capital to support increased levels of business. Accounts receivable increased by $3,842,000 to
$10,563,000 at June 30 2004, compared to $6,721,000 at June 30, 2003. The increase is primarily due to increased sales revenue and, to a lesser extent, to certain large customers negotiating extended payment terms. Inventories increased by $7,124,000 to $22,268,000 at June 30, 2004, compared to $15,144,000 at June 30, 2003 primarily as a result of precious metal purchases during the year. These purchases were made in anticipation of future production requirements and potential price increases. The Company continues to maintain high finished goods inventory levels to keep customer lead times to a minimum and maintain good customer service.

     Accounts payable increased by $1,040,000, to $2,065,000 at June 30, 2004 compared to $1,025,000 at June 30, 2003 due in part to increased purchasing activity to keep pace with higher production levels and in part to capital expenditures. Accrued expenses increased by $2,264,000 to $5,107,000 at June 30,
2004, compared to $2,843,000 at June 30, 2003, due to the timing of payments relating to vacation pay and payroll taxes as well as increased commission accruals as the result of increased bookings and sales and increased bonus accruals as a result of improved profits.

     The Company leases its facility in Jacksonville, Florida from a partnership controlled by the Company's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of September 2002, primarily to reflect certain additions to the facility and market value adjustments as required by the terms of the lease based upon independent appraisals. See "Item
2. PROPERTIES". Effective September 1, 2002, the Company is obligated to pay approximately $719,000 per annum under this lease, an increase from $461,000 per annum during fiscal year 2002. The payments due over the remaining seven years of this capital lease, including the portion related to interest, total approximately $4,494,000. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS" and Note 4 of Notes to Consolidated Financial Statements.

     In April 2004, the Company entered into a $4,000,000 credit facility with
General Electric Capital Corporation for the purchase of equipment. The line bears interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR.
Borrowings under the line are secured by the equipment purchased thereunder.
Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 31, 2005. As of June 30, 2004, the Company had not
incurred any borrowing under the credit facility. In August 2004, the Company incurred $1,013,000 of borrowings under this facility.

     The Company is negotiating the terms of a one year credit facility with a major bank. Under the terms being discussed, the Company may request advances under the facility from time to time up to an aggregate of $5,000,000. Any advance made would bear interest at the Prime Rate as reported in the Wall
Street Journal. Borrowings under the facility would be secured by a lien on the
Company's accounts receivable and inventory. The facility would be subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. There can be no assurance that theses negotiations will result in the Company obtaining a new credit facility or that, if obtained, the bank will approve any request by the Company for an advance thereunder.

     Capital expenditures for the fiscal year ended June 30, 2004, totaled
$4,506,000, including expenditures for buildings, machinery and equipment and planned leasehold improvements. The Company intends to use cash on hand, cash generated through operations and available credit to finance budgeted capital expenditures, primarily for equipment acquisition, of approximately $6,600,000 in fiscal year 2005.

     Aggregate contractual obligations as of June 30, 2004 mature as follows:

                                                               Payments Due by Period (in 000's)
                                  -------------------------------------------------------------------------------------------
                                                           Less
                                                          than 1              1- 3                4- 5              After 5
Contractual Obligations               Total                year               years               years              years
-----------------------------     ------------        ------------       ------------        ------------        ------------

Bank Debt                         $        ---        $        ---       $        ---        $        ---        $        ---
Capital Lease Obligations            4,494,000             719,000          2,157,000           1,438,000             180,000
Operating Leases                     1,444,000             479,000            965,000                 ---                 ---
Purchase Obligations                 6,565,000           6,565,000                ---                 ---                 ---
                                  ------------        ------------       ------------        ------------        ------------
Total Contractual Obligations     $ 12,503,000        $  7,763,000       $  3,122,000        $  1,438,000        $    180,000
                                  ============        ============       ============        ============        ============

     The Company committed to purchase an additional $4,500,000 of precious metals (primarily palladium and silver) over the next twelve months to protect against shortages and rising prices. The Company has benefited from lower precious metal costs during the last fiscal year. However, as economic conditions improve, the demand for the precious metals the Company uses in its manufacturing processes is increasing throughout the electronics industry and other industries. As a result, the Company has seen a rise in the market prices of these metals.

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

     CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission ("SEC") has issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Company's significant accounting policies are described in Note 1 to its consolidated financial statements contained in "Item
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this report. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

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

          VALUATION OF DEFERRED TAX ASSETS

     The Company regularly evaluates its ability to recover the reported amount of its deferred income taxes considering several factors, including its estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. Presently, the
Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on its history of taxable income and projections for taxable income in the future. In the event that actual results differ from its estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance against a portion or all of its deferred tax assets, which could materially impact its financial position or results of operations in future periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has identified four market risks relative to its business:
foreign currency exchange rate risk, commodity price risk, security price risk and interest rate risk. The Company has managed its market risk exposures in order to minimize their potential impact on its consolidated financial condition and results of operations. Specifically:

     a)   Foreign currency exchange rate risk. With the exception of sales by the Company's wholly-owned subsidiary in Sweden (which are denominated in Krona), all transactions are, and are anticipated to be, denominated in U.S. Dollars. Fluctuations in exchange rates could impact revenues with an offsetting impact on costs and expenses. The impact on net earnings at the present time would not be material.

     b)   Commodity price risk. The Company uses certain precious metals in the manufacturing of its products (primarily palladium, gold and silver), and is therefore subject to certain commodity price risks. The Company believes that, based upon its current levels of production and inventories of precious metals, it will need to buy additional quantities of precious metals during the next year. The price of precious metals have begun to rise due to the higher demand coming from the electronics industry and other industries. Consequently, the
          Company has purchased a quantity of these metals to protect against rising prices and has committed to purchasing additional amounts of palladium and silver over the next year in order to lock in current market prices. If the market price of silver or palladium were to decrease, the Company would be required to purchase the palladium or silver at above market prices. Should the Company need to buy gold during the next year it will do so at the prevailing market price.

     c)   Security price risk. The Company's current portfolio of marketable securities consists of U.S. Treasury notes and other government securities with varying maturities of up to three years. The Company believes it can effectively manage any exposure resulting from declining prices by holding any securities which decline substantially in value until maturity.

     d)   Interest rate risk. The Company earns interest income on cash and investment balances and pays interest on debt incurred. In light of the Company's existing cash, results of operations, the terms of its debt obligations and projected capital needs, it does not believe that a significant change in interest rates would have a significant impact on its consolidated financial position. See "Item 7. MANAGEMENT'S
          DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCE." of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and the Notes thereto begin on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. In response to the requirements of the Sarbanes-Oxley Act of 2002, within 90 days prior to the date of this report (the "Evaluation Date"), the Company's President and Chief
Executive Officer and Vice President - Controller carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).
Based on that evaluation, these officers concluded that, as of the Evaluation
Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the
Company's consolidated subsidiaries was made known to them by others within those entities, particularly during the period in which this report was being prepared.

     Changes in Internal Controls. There were no changes in the Company's internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during the Company's last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information set forth under the caption "Election of Directors" in the
Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 17, 2004 is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the
Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 17, 2004 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain
Beneficial Owners and Management" and the information relating to beneficial ownership of the Company's common stock in the table under the caption "Election of Directors" in the Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 17, 2004 is hereby incorporated by reference. See also "Item 5. MARKET FOR COMPANY'S COMMON STOCK,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES -- EQUITY
COMPENSATION PLAN INFORMATION".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and
Related Transactions" in the Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 17, 2004 is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information set forth under the caption "Principal Accounting Fees and
Services" in the Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 17, 2004 is hereby incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  FINANCIAL STATEMENTS                                                               PAGE NO.
     --------------------                                                               --------

     Index to Consolidated Financial Statements  .....................................    F
     Report of Independent Registered Public Accounting Firm   .......................    F-1
     Consolidated Financial Statements
           Balance Sheets as of June 30, 2004 and 2003 ...............................    F-2
           Statements of Operations
              Fiscal Years Ended June 30, 2004, 2003 and 2002  .......................    F-3
           Statements of Stockholders' Equity and Comprehensive Income/(Loss)
              Fiscal Years Ended June 30, 2004, 2003 and 2002  .......................    F-4
           Statements of Cash Flows
              Fiscal Years Ended June 30, 2004, 2003 and 2002  .......................    F-5
           Notes to Consolidated Financial Statements  ...............................    F-6

(B) EXHIBITS

     Unless otherwise indicated, the following exhibits were filed as part of the Company's Registration Statement on Form S-18 (No. 2-96925-NY) (the
"Registration Statement") and are incorporated herein by reference to the same exhibit thereto:

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3(a)(i)       -   Certificate of Incorporation of the Company.

3(a)(ii)      -   Amendment to Certificate of Incorporation.  (3)

3(b)(i)       -   By-laws of the Company.

9(a)(i)       -   Restated Shareholders' Agreement, dated April 15, 1985, among
                  Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                  Company.

10(b)         -   Lease, dated September 1, 2002, between Stepar Leasing, LLC and the Company for premises at 15 Stepar Place, Huntington
                  Station, N.Y. (10)

10(c)(i)      -   Form of 1985 Employee Stock Sale Agreement between the Company and various employees.

10(c)(ii)     -   Form of Employee Stock Bonus Agreement, dated as of July 1,
                  1993, between the Company and various employees. (2)

10(c)(iii)    -   Form of Employee Stock Bonus Agreement, dated as of April 19,
                  1994, between the Company and various employees. (2)

10(c)(iv)     -   Form of Employee Stock Bonus Agreement, dated as of April 20,
                  1995, between the Company and various employees. (3)

10(e)(i)      -   Second Amended and Restated Lease, dated as of May 16, 2000, between V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (7)

10(g)(iii)    -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (3)

10(g)(iv)     -   Employment Agreement, dated April 3, 1985, between Victor
                  Insetta and the Company, and Amendments No. 1 through 4
                  thereto. (1)

10(g)(v)      -   Amendment No. 5, dated as of September 11, 1998, to Employment
                  Agreement between Victor Insetta and the Company. (5)

10(g)(vi)     -   Amendment No. 6, dated as of January 3, 2001, to Employment
                  Agreement between Victor Insetta and the Company. (11)

10(h)         -   Employment Agreement, dated October 1, 2003, between the
                  Company and Richard Monsorno. (12)

10(i)         -   Managers Profit Bonus Plan, dated December 7, 1999 and
                  effective January 1, 2000. (6)

10(ii)        -   Officers Profit Bonus Plan, dated October 30, 2003 and
                  effective June 30, 1992. (12)

10(k)         -   Consulting Agreement, dated January 1, 2004, between the
                  Company and Stuart P. Litt. (13)

10(m) (i)     -   American Technical Ceramics Corp. 1997 Stock Option Plan. (4)

10(m) (ii)    -   American Technical Ceramics Corp. 2000 Incentive Stock Plan.
                  (6)

10(o)         -   Master Loan Agreement, dated April 2, 2004, between the
                  Company and General Electric Capital Corporation. (13)

10(p)         -   Second Amended and Restated Employment Agreement, dated as of
                  December 31, 2001, between Judah Wolf and the Company. (8)

10(r)         -   Employment Agreement, dated April 10, 2001, between the
                  Company and David Ott. (13)

10(s)         -   Severance Agreement, dated November 1, 2003, between the
                  Company and Kathleen Kelly. (12)

10(t)         -   Severance Agreement, dated November 1, 2003, between the
                  Company and Andrew Perz. (12)

10(u)         -   Severance Agreement, dated November 1, 2003, between the
                  Company and Harrison Tarver. (12)

21            -   Subsidiaries of the Company.  (9)

23            -   Consent of KPMG LLP.  (14)

31.1          -   Section 302 Certification of Chief Executive Officer. (14)

31.2          -   Section 302 Certification of Principal Accounting Officer.
                  (14)

32            -   Section 906 Certifications. (14)
------------------------------------------------

1.   Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

2.   Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

3.   Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

4.   Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

5.   Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

6.   Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000.

7.   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

8.   Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2002.

9.   Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

11.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

12.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003.

13.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

14.  Filed herewith.

(C)  FINANCIAL STATEMENT SCHEDULES

     Schedules have been omitted since they either are not applicable, not required or the information is included elsewhere herein.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   AMERICAN TECHNICAL CERAMICS CORP.

                                          BY: /S/ VICTOR INSETTA
                                              ------------------
                                                VICTOR INSETTA
                                                  President

Dated: September 24, 2004

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY
IN THE CAPACITIES AND ON THE DATES INDICATED:

     NAME                            TITLE                           DATE
     ----                            -----                           ----

/S/ VICTOR INSETTA            President and Director          September 24, 2004
------------------         (Principal Executive Officer)
 Victor Insetta

/S/ ANDREW R. PERZ           Vice President, Controller       September 24, 2004
-------------------        (Principal Accounting Officer)
 Andrew R. Perz

/S/ STUART P. LITT                  Director                  September 24, 2004
------------------
 Stuart P. Litt

/S/ O. JULIAN GARRARD III           Director                  September 24, 2004
-------------------------
 O. Julian Garrard III

/S/ CHESTER E. SPENCE               Director                  September 24, 2004
---------------------
 Chester E. Spence

/S/ THOMAS J. VOLPE                 Director                  September 24, 2004
-------------------
 Thomas J. Volpe

/S/ DOV S. BACHARACH                Director                  September 24, 2004
--------------------
 Dov S. Bacharach

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page Number

Report of Independent Registered Public Accounting Firm   ........      F-1

Consolidated Balance Sheets as of June 30, 2004 and 2003  ........      F-2

Consolidated Statements of Operations
   Fiscal Years Ended June 30, 2004, 2003 and 2002  ..............      F-3

Consolidated Statements of Stockholders' Equity and
   Comprehensive Income/(Loss)
   Fiscal Years Ended June 30, 2004, 2003 and 2002  ..............      F-4

Consolidated Statements of Cash Flows
   Fiscal Years Ended June 30, 2004, 2003 and 2002  ..............      F-5

Notes to Consolidated Financial Statements  ......................      F-6

                                       F

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Technical Ceramics Corp.:

We have audited the accompanying consolidated balance sheets of American
Technical Ceramics Corp. and subsidiaries ("the Company") as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders'
equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical
Ceramics Corp. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                             /S/ KPMG LLP

Melville, New York
September 9, 2004

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS                                           JUNE 30, 2004           JUNE 30, 2003
                                                                                       ----------------        ----------------

CURRENT ASSETS
   Cash (including cash equivalents of $502,000 and
      $996,000, respectively)                                                          $      4,534,000        $      8,685,000
   Investments                                                                                2,508,000               3,011,000
   Accounts receivable, net                                                                  10,563,000               6,721,000
   Inventories                                                                               22,268,000              15,144,000
   Deferred income taxes, net                                                                 2,777,000               1,989,000
   Other current assets                                                                         865,000                 787,000
                                                                                       ----------------        ----------------
                                           TOTAL CURRENT ASSETS                              43,515,000              36,337,000
                                                                                       ----------------        ----------------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                         738,000                 738,000
   Buildings                                                                                 10,902,000              10,115,000
   Leasehold improvements                                                                     5,183,000               5,167,000
   Machinery and equipment                                                                   43,350,000              41,389,000
   Computer equipment and software                                                            6,309,000               5,349,000
   Furniture, fixtures and other                                                              1,751,000               1,629,000
                                                                                       ----------------        ----------------
                                                                                             68,233,000              64,387,000
   Less: Accumulated depreciation and amortization                                           42,092,000              37,213,000
                                                                                       ----------------        ----------------
                                                                                             26,141,000              27,174,000
                                                                                       ----------------        ----------------
OTHER ASSETS                                                                                    197,000                  37,000
                                                                                       ----------------        ----------------
                                           TOTAL ASSETS                                $     69,853,000        $     63,548,000
                                                                                       ================        ================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term related party debt                                     $        394,000        $        355,000
   Accounts payable                                                                           2,065,000               1,025,000
   Accrued expenses                                                                           5,107,000               2,843,000
   Income taxes payable                                                                       1,049,000                 782,000
                                                                                       ----------------        ----------------
                                           TOTAL CURRENT LIABILITIES                          8,615,000               5,005,000

LONG-TERM RELATED PARTY DEBT, NET OF CURRENT PORTION                                          2,896,000               3,290,000
DEFERRED INCOME TAXES                                                                         3,515,000               3,300,000
                                                                                       ----------------        ----------------
                                           TOTAL LIABILITIES                                 15,026,000              11,595,000
                                                                                       ----------------        ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock -- $0.01 par value; authorized 20,000,000 shares; issued
        8,644,058 and 8,502,758 shares,
        outstanding 8,229,918 and 8,088,618  shares, respectively                                86,000                  85,000
   Capital in excess of par value                                                            12,051,000              11,418,000
   Retained earnings                                                                         43,846,000              41,670,000
   Accumulated  other comprehensive income:
      Unrealized loss on investments available-for-sale, net                                     (5,000)                   --
      Cumulative foreign currency translation adjustment                                        282,000                 176,000
                                                                                       ----------------        ----------------
                                                                                                277,000                 176,000
                                                                                       ----------------        ----------------
    Less: Treasury stock, at cost (414,140 and 414,140 shares, respectively)                  1,396,000               1,396,000
                                                                                       ----------------        ----------------
    Deferred compensation                                                                        37,000                    --
                                                                                       ----------------        ----------------
                                           TOTAL STOCKHOLDERS' EQUITY                        54,827,000              51,953,000
                                                                                       ----------------        ----------------

                                                                                       $     69,853,000        $     63,548,000
                                                                                       ================        ================

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                           2004           2003            2002
                                                           ----           ----            ----

Net sales                                              $ 61,183,000    $ 49,048,000    $ 49,585,000
Cost of sales                                            40,746,000      34,716,000      39,961,000
                                                       ------------    ------------    ------------

     Gross profit                                        20,437,000      14,332,000       9,624,000
                                                       ------------    ------------    ------------

Selling, general and administrative expenses             14,815,000      11,972,000      12,403,000
Research and development expenses                         3,067,000       2,766,000       3,644,000
Other                                                        27,000         349,000         173,000
                                                       ------------    ------------    ------------
     Operating expenses                                  17,909,000      15,087,000      16,220,000
                                                       ------------    ------------    ------------

     Income/(loss) from operations                        2,528,000        (755,000)     (6,596,000)
                                                       ------------    ------------    ------------

Other expense (income)
     Interest expense                                       365,000         359,000         496,000
     Interest income                                        (68,000)       (109,000)       (191,000)
     Other                                                    2,000            --          (160,000)
                                                       ------------    ------------    ------------
                                                            299,000         250,000         145,000
                                                       ------------    ------------    ------------

     Income/(loss) before provision for income taxes      2,229,000      (1,005,000)     (6,741,000)

Provision for income taxes                                   53,000        (504,000)     (2,498,000)
                                                       ------------    ------------    ------------
     Net Income/(loss)                                 $  2,176,000    $   (501,000)   $ (4,243,000)
                                                       ============    ============    ============

Basic net income/(loss) per common share               $       0.27    $      (0.06)   $      (0.53)

Diluted net income/(loss) per common share             $       0.25    $      (0.06)   $      (0.53)
                                                       ------------    ------------    ------------
Basic weighted average common shares outstanding          8,132,000       8,074,000       8,050,000
                                                       ============    ============    ============

                                                       ------------    ------------    ------------
Diluted weighted average common shares outstanding        8,583,000       8,074,000       8,050,000
                                                       ============    ============    ============

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                 FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                                           Common Stock          Capital in
                                                      Comprehensive    --------------------    Excess of Par      Retained
                                                     Income / (Loss)    Shares       Amount         Value         Earnings
                                                     -------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001                                              8,451,433     $ 85,000     $11,260,000     $46,414,000

Net loss                                             $  (4,243,000)       ---           ---            ---        (4,243,000)

Tax benefit of stock options exercised                     ---            ---           ---           57,000          ---
Stock award compensation                                   ---            ---           ---         (112,000)         ---
Exercise of stock options                                  ---           40,825         ---          175,000          ---
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of reclassification
     adjustment                                            (51,000)
   Foreign currency translation adjustment                 248,000
                                                     ----------------
Other comprehensive income, net of tax                     197,000        ---           ---            ---             ---
                                                     ----------------
Comprehensive loss                                   $  (4,046,000)
                                                     ================ --------------------------------------------------------
BALANCE AT JUNE 30, 2002                                              8,492,258     $ 85,000     $11,380,000     $42,171,000

Net loss                                             $    (501,000)       ---           ---            ---          (501,000)

Tax benefit of stock options exercised                     ---            ---           ---            2,000           ---
Stock award compensation expense                           ---            ---           ---           10,000           ---
Exercise of stock options                                  ---           10,500         ---           26,000           ---
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of reclassification
     adjustment                                             (5,000)
   Foreign currency translation adjustment                 222,000
                                                     ----------------
Other comprehensive Income, net of tax                     217,000        ---           ---            ---             ---
                                                     ----------------
Comprehensive loss                                   $    (284,000)
                                                     ================ --------------------------------------------------------
BALANCE AT JUNE 30, 2003                                              8,502,758     $ 85,000     $11,418,000     $41,670,000

Net income                                           $   2,176,000        ---           ---            ---         2,176,000

Tax benefit of stock options exercised                     ---            ---           ---           55,000           ---
Stock award compensation expense                           ---            ---           ---           41,000           ---
Stock awards granted                                       ---           21,350         ---          149,000           ---
Stock option compensation expense                          ---            ---           ---           47,000           ---

Exercise of stock options                                  ---          119,950        1,000         341,000           ---
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of reclassification
     adjustment                                            (5,000)

   Foreign currency translation adjustment                 106,000
                                                     ----------------
Other comprehensive Income, net of tax                     101,000       ---            ---            ---             ---
                                                     ----------------
Comprehensive income                                 $   2,277,000
                                                     ================ --------------------------------------------------------
BALANCE AT JUNE 30, 2004                                              8,644,058    $  86,000    $ 12,051,000     $43,846,000
                                                                      ========================================================

                                                  Accumulated Other
                                                    Comprehensive                          Deferred
                                                    Income (Loss)    Treasury Stock      Compensation          Total
                                                 -------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001                           $   (238,000)      $ (1,447,000)      $   (245,000)      $ 55,829,000

Net loss                                                   ---                ---                ---          (4,243,000)
Tax benefit of stock options exercised                     ---                ---                ---              57,000
Stock award compensation                                   ---              44,000            245,000            177,000
Exercise of stock options                                  ---                --                 --              175,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of reclassification
     adjustment
   Foreign currency translation adjustment
Other comprehensive income, net of tax                  197,000               ---                ---             197,000
Comprehensive loss
                                                 -------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                           $    (41,000)      $ (1,403,000)              ---        $ 52,192,000

Net loss                                                   ---                ---                ---            (501,000)
Tax benefit of stock options exercised                     ---                ---                ---               2,000
Stock award compensation expense                           ---               7,000               ---              17,000
Exercise of stock options                                  ---                ---                ---              26,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of reclassification
     adjustment
   Foreign currency translation adjustment
Other comprehensive Income, net of tax                  217,000               ---                ---             217,000
Comprehensive loss
                                                 -------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                           $    176,000       $ (1,396,000)              ---        $ 51,953,000

Net income                                                 ---                ---                ---           2,176,000
Tax benefit of stock options exercised                     ---                ---                ---              55,000
Stock award compensation expense                           ---                ---                ---              41,000
Stock awards granted                                       ---                ---                ---             149,000
Stock option compensation expense                          ---                ---             (37,000)            10,000
Exercise of stock options                                  ---                ---                ---             342,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of reclassification
     adjustment
   Foreign currency translation adjustment
Other comprehensive Income, net of tax                  101,000               ---                ---             101,000
Comprehensive income
                                                 -------------------------------------------------------------------------
BALANCE AT JUNE 30, 2004                           $    277,000       $ (1,396,000)      $    (37,000)      $ 54,827,000
                                                 =========================================================================

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002

CASH FLOWS FROM OPERATING ACTIVITIES:                               2004              2003              2002
                                                                 -----------       -----------       -----------

  Net income/(loss)                                              $ 2,176,000       $  (501,000)      $(4,243,000)
  Adjustments to reconcile net income/(loss) to net cash
   (used in)/provided by operating activities:
       Depreciation and amortization                               5,152,000         5,391,000         5,061,000
       Loss on disposal of fixed assets                              373,000           459,000            98,000
       Stock award compensation expense                              200,000            17,000           177,000
       Deferred income taxes                                        (570,000)          (45,000)          198,000
       Investment interest accretion, net                            (21,000)           (8,000)             --
       Realized loss/(gain) on sale of investments                     2,000              --            (160,000)
  Changes in operating assets and liabilities:
       Accounts receivable, net                                   (3,749,000)         (393,000)        5,202,000
       Inventories                                                (7,038,000)          273,000         9,151,000
       Other assets                                                 (224,000)        1,843,000           632,000
       Accounts payable, accrued expenses and
         income taxes payable                                      3,606,000           556,000        (7,389,000)
                                                                 -----------       -----------       -----------
  Net cash (used in)/ provided by operating activities               (93,000)        7,592,000         8,727,000
                                                                 -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                       (4,506,000)       (1,861,000)       (3,156,000)
       Purchase of investments                                    (3,482,000)       (5,001,000)       (4,325,000)
       Proceeds from sale of investments                           3,997,000         5,000,000         4,900,000
       Proceeds from sale of fixed assets                             22,000            18,000           376,000
                                                                 -----------       -----------       -----------
  Net cash used in investing activities                           (3,969,000)       (1,844,000)       (2,205,000)
                                                                 -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term debt                                  (355,000)       (4,436,000)       (3,444,000)
       Proceeds from exercise of stock options                       342,000            26,000           175,000
       Proceeds from issuance of debt                                  ---               ---           2,000,000
                                                                 -----------       -----------       -----------
  Net cash used in financing activities                              (13,000)       (4,410,000)       (1,269,000)
                                                                 -----------       -----------       -----------

       Effect of exchange rate changes on cash                       (76,000)          218,000           217,000
                                                                 -----------       -----------       -----------

       Net (decrease)/increase in cash and cash equivalents       (4,151,000)        1,556,000         5,470,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       8,685,000         7,129,000         1,659,000
                                                                 -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 4,534,000       $ 8,685,000       $ 7,129,000
                                                                 ===========       ===========       ===========

Supplemental cash flow information:
        Interest paid                                            $   364,000       $   397,000       $   459,000
        Income taxes paid                                        $   237,000       $     ---         $ 1,177,000

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

     American Technical Ceramics Corp. and its wholly-owned subsidiaries (the
"Company") are engaged in the design, development, manufacture and sale of ceramic multilayer capacitors for commercial and military purposes in the United
States and for export, primarily to Western Europe, Canada and the Far East. In fiscal years 2004 and 2003, no one customer accounted for more than 10% of consolidated net sales. In fiscal year 2002, sales to various divisions of
General Electric Company accounted for approximately 10% of consolidated revenues. The Company operates in one industry segment - the electronic components industry.

          BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of
American Technical Ceramics Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

          REVENUE RECOGNITION

     The Company generates revenue from product sales to original equipment manufacturers and resellers. The Company recognizes revenue when persuasive evidence of an arrangement exists (which is evidenced by written purchase arrangements), delivery has occurred and title has passed to the customer, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. The Company does not perform any installation services and does not have any post-shipment obligations. The Company typically warranties that its products will be free from defects in material and workmanship for 90 days. However, defective product may be accepted beyond this period. The Company provides for estimated sales returns when the underlying sale is made, based upon historical experience and known events or trends, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue
Recognition when Right of Return Exists". Historically, product returns and associated warranty costs have not been significant. The Company generally does not grant price protection.

          CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents, including money market accounts and certificates of deposit.

          INVESTMENTS

     The Company classifies its investments in debt and equity securities as available-for-sale. Accordingly, these investments are reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income/loss within stockholders'
equity, net of tax. Classification of investments is determined at acquisition and reassessed at each reporting date. Realized gains and losses are included in the determination of net earnings at the time of sale and are derived using the specific identification method for determining cost of securities sold.

          INVENTORIES

     Inventories are stated at the lower of aggregate cost (first-in, first-out)
or market.

          COMPREHENSIVE INCOME

     The following table sets forth the components of the change in net unrealized gains/(losses) on investments available-for-sale for the fiscal years ended June 30, 2004, 2003 and 2002:

                                                              2004         2003         2002
                                                            ---------    ---------    ---------

Unrealized holding (losses)/gains
  arising during the period, net of tax                     $  (7,000)   $  (5,000)   $  50,000

Less: reclassification adjustment for
  losses/(gains) included in net income, net of tax             2,000         --       (101,000)
                                                            ---------    ---------    ---------
Change in net unrealized losses on investments
  available-for-sale                                        $  (5,000)   $  (5,000)   $ (51,000)
                                                            =========    =========    =========

     The deferred tax (benefit)/liability associated with unrealized holding gains/(losses) arising during the fiscal years 2004, 2003 and 2002 was ($3,000),
($2,000) and ($29,000), respectively. The tax benefit of the reclassification adjustments for gains on sales of investments included in net income during fiscal years 2004 and 2003 was nil, and for fiscal year 2002 was ($59,000).

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

          FOREIGN CURRENCY TRANSLATION

     The Company translates the financial statements of its foreign subsidiaries
(located in Sweden and China) by applying the current exchange rate as of the balance sheet date to the assets and liabilities of the subsidiary and a weighted average rate to such subsidiary's results of operations. The resulting translation adjustment is recorded as a component of stockholders' equity.

          STOCK-BASED COMPENSATION

     On July 1, 2003, the Company adopted Statement of Financial Accounting
Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"),
using the prospective method for the transition as permitted by Statement of
Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
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

     The average per-share fair value of stock options granted during fiscal years 2004, 2003 and 2002 was $5.85, $2.50 and $5.11, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.30%, 3.23% and 4.19%, respectively, expected life of five years, expected volatility of 71.5%, 71.5% and 68.0%, respectively, and no dividends). The weighted average remaining contractual life of options outstanding as of June 30, 2004 was 6.0 years.

     Had compensation expense with respect to options and awards been determined based on the fair value method on the date of grant consistent with the methodology prescribed under SFAS No. 123 prior to July 1, 2003, the Company's net income/(loss) and earnings/(loss) per share would have approximated the pro forma amounts indicated below:

                                                                                       Year Ended June 30,
                                                                  ----------------------------------------------
                                                                     2004             2003              2002
                                                                  -----------     -------------      -----------

Net income/(loss), as reported                                    $ 2,176,000     $    (501,000)     $(4,243,000)
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects         254,000            19,000          115,000
Deduct: Total stock-based employee compensation
  expense determined under fair value based method for all
  awards, net of related tax effects                               (1,510,000)       (1,112,000)        (942,000)
                                                                  -----------     -------------      -----------
Pro forma net income/(loss)                                       $   920,000      $ (1,594,000)     $(5,070,000)
                                                                  ===========      ============      ===========
Income/(loss) per share:
    Basic - as reported                                           $      0.27      $      (0.06)     $     (0.53)
    Basic - pro forma                                             $      0.11      $      (0.20)     $     (0.63)
    Diluted - as reported                                         $      0.25      $      (0.06)     $     (0.53)
    Diluted - pro forma                                           $      0.11      $      (0.20)     $     (0.63)

     The weighted-average fair value of each stock option included in the preceding pro forma amounts is estimated using the Black-Scholes option pricing model and is amortized over an expected grant life of five years.

          EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing income available to common stockholders (which for the Company equals its net income)
by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents.
Antidilutive shares aggregating 520,000, 1,381,000 and 920,000, respectively, have been omitted from the calculation of dilutive EPS for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. A reconciliation between numerators and denominators of the basic and diluted earnings per share is as follows:

                     YEAR ENDED JUNE 30, 2004             YEAR ENDED JUNE 30, 2003              YEAR ENDED JUNE 30, 2002
                     ------------------------             ------------------------              ------------------------
                   INCOME        SHARES     PER-SHARE    INCOME         SHARES     PER-SHARE    INCOME        SHARES     PER-SHARE
                (NUMERATOR)  (DENOMINATOR)    AMOUNT   (NUMERATOR)  (DENOMINATOR)    AMOUNT   (NUMERATOR)  (DENOMINATOR)    AMOUNT
                -----------  -------------    ------   -----------  -------------    ------   -----------  -------------    ------

Basic EPS        $2,176,000    8,132,000    $ 0.27     ($501,000)     8,074,000     ($0.06)  ($4,243,000)   8,050,000      ($0.53)

Effect of Dilutive
Securities:
Stock Options       --           444,000     (0.02)         --             --           --          --            --           --

Stock Awards        --             7,000       --           --             --           --          --            --           --
               -----------------------------------------------------------------------------------------------------------------
Diluted EPS      $2,176,000    8,583,000    $ 0.25     ($501,000)     8,074,000     ($0.06)  ($4,243,000)   8,050,000      ($0.53)
               =================================================================================================================

          IMPACT OF NEW ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board issued SFAS No.
148, "Accounting for Stock-Based Compensation - Transaction and Disclosure"
("SFAS No. 148"), an amendment of FASB Statement No. 123", which provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS
No. 148 amends the disclosure requirements of FASB Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions of SFAS No. 148 effective, January 1, 2003. The Company continued to apply the intrinsic value-based method to account for stock options through fiscal year 2003.

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

     During fiscal 2004, the Company adopted the Financial Accounting Standards
Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities"
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

          SUPPLEMENTAL CASH FLOW INFORMATION

     During fiscal year 2004, significant non-cash activities included (i) a tax benefit of $55,000 resulting from stock options exercised, (ii) deferred compensation expense of $41,000 in connection with awards of an aggregate of
7,000 shares of common stock, (iii) compensation expense of $149,000 recognized in connection with awards of an aggregate of 21,350 shares of common stock, and
(iv) compensation expense of $10,000 recognized in connection with 13,000 stock options which will also result in compensation expense of $37,000 to be recognized ratably over the next four years.

     During fiscal year 2003, significant non-cash activities included (i) a tax benefit of $2,000 resulting from stock options exercised, (ii) deferred compensation expense of $17,000 in connection with awards of an aggregate of
7,000 shares of common stock with a cost basis of $7,000, (iii) amortization of interest income of $8,000 related to net premiums on purchases of securities available for sale, and (iv) the adjustment of a capital lease relating to the
Company's Jacksonville, Florida facility to reflect certain additions to the facility. The adjustment increased both fixed assets and the related long-term debt by $1,437,000.

     During fiscal year 2002, significant non-cash activities included (i) a tax benefit of $57,000 resulting from stock options exercised, and (ii) deferred compensation expense of $67,000 in connection with awards of an aggregate of
7,000 shares of common stock with a cost basis of $44,000.

NOTE 2. INVESTMENTS

     Investments consist of the following:

                                                         Gross Unrealized      Gross Unrealized
June 30, 2004                             Cost                Gains                Losses               Fair Value
-------------                         -------------      ---------------       --------------         -------------

U.S. Government obligations           $   2,016,000      $        ---          $        8,000         $   2,008,000
Bank Time Deposits                          500,000               ---                   ---                 500,000
                                      -------------      ---------------       --------------         -------------
                                      $   2,516,000      $        ---          $        8,000         $   2,508,000
                                      =============      ===============       ==============         =============

                                                         Gross Unrealized      Gross Unrealized
June 30, 2003                             Cost                Gains                Losses               Fair Value
-------------                         -------------      ---------------       --------------         -------------

U.S. Government obligations           $   3,011,000      $        ---          $        ---           $   3,011,000
                                      -------------      ---------------       --------------         -------------

     The Company's investments at June 30, 2004 contractually mature as follows:

                                           Cost           Fair Value
                                       ------------      ------------
     Within one year                   $  2,016,000      $  2,015,000
     Between one and five years             500,000           493,000
                                       ------------      ------------
                                       $  2,516,000      $  2,508,000
                                       ============      ============

NOTE 3. INVENTORIES

     Inventories consist of the following:

                                           June 30, 2004    June 30, 2003
                                           --------------   --------------
Raw materials                              $   11,772,000   $    7,055,000
Work in process                                 6,722,000        4,361,000
Finished goods                                  3,774,000        3,728,000
                                           --------------   --------------
                                           $   22,268,000   $   15,144,000
                                           ==============   ==============

NOTE 4. LONG-TERM DEBT

     Long-term debt consists of the following:

                                           June 30, 2004    June 30, 2003
                                           --------------   --------------
Notes payable to banks                     $         --     $         --
Obligations under capital leases                3,290,000        3,645,000
                                           --------------   --------------
                                                3,290,000        3,645,000
Less: Current portion                             394,000          355,000
                                           --------------   --------------
     Long-term debt                        $    2,896,000   $    3,290,000
                                           ==============   ==============

          NOTES  PAYABLE TO BANKS

     In April 2004, the Company entered into a $4,000,000 credit facility with
General Electric Capital Corporation for the purchase of equipment. The line bears interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR.
Borrowings under the line are secured by the equipment purchased thereunder.
Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 31, 2005. As of June 30, 2004, the Company had not
incurred any borrowing under the credit facility.

          OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville
Facility") from a partnership controlled by the Company's President, Chief
Executive Officer and principal stockholder under a capital lease. At June 30,
2004, the Jacksonville Facility has an aggregate cost of $5,104,000 and a net book value of $2,332,000. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease currently provides for base rent of approximately $719,000 per annum. The lease further provides for annual increases in base rent for years beginning after May
1, 1999, based on the increase in the Consumer Price Index ("CPI") since May 1,
1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. In August 2002, the base monthly rental was increased to approximately $60,000 for fiscal year 2003, effective September 1,
2002, to reflect the addition of a new manufacturing facility at the
Jacksonville Facility. In fiscal year 2002, the base rental was approximately
$43,000 per month.

     The following table sets forth the future minimum lease payments (excluding rental adjustments) under this capital lease by fiscal year and the present value of the minimum lease payments as of June 30, 2004:

2005                                                    $         719,000
2006                                                              719,000
2007                                                              719,000
2008                                                              719,000
2009                                                              719,000
2010 and thereafter                                               899,000
                                                        -----------------
Total minimum lease payments                                    4,494,000
Less: Amount representing interest                              1,204,000
                                                        -----------------
Present value at June 30, 2004                                  3,290,000
Less: Current portion                                             394,000
                                                        -----------------
                                                        $       2,896,000
                                                        =================

NOTE 5. INCOME TAXES

     The components of income/(loss) before income taxes are as follows:

                                  Fiscal Years Ended June 30,
                          -----------------------------------------
                             2004           2003           2002
                          -----------    -----------    -----------
      Domestic            $ 1,940,000    $  (931,000)   $(6,784,000)

      Foreign                 289,000        (74,000)        43,000
                          -----------    -----------    -----------
                          $ 2,229,000    $(1,005,000)   $(6,741,000)
                          ===========    ===========    ===========

     The provision for income taxes consists of the following:

                                      Years Ended June 30,
                         -----------------------------------------
                             2004          2003           2002
                         -----------    -----------    -----------
CURRENT:
    Federal              $   951,000    $  (464,000)   $(2,716,000)
    State                   (110,000)         5,000         26,000
    Foreign                 (218,000)          --           (6,000)
                         -----------    -----------    -----------
       Total current         623,000       (459,000)    (2,696,000)
                         -----------    -----------    -----------

DEFERRED:
    Federal                 (561,000)        (5,000)       446,000
    State                       --          (40,000)      (248,000)
    Foreign                   (9,000)          --             --
                         -----------    -----------    -----------
        Total deferred      (570,000)       (45,000)       198,000
                         -----------    -----------    -----------
                         $    53,000    $  (504,000)   $(2,498,000)
                         ===========    ===========    ===========

     The following table reconciles the Federal statutory rate to the Company's effective tax rate:

                                                                          Years Ended June 30,
                                                             -----------------------------------------------
                                                               2004               2003               2002
                                                             ----------        ----------         ----------

Tax provision computed at statutory rate                           34.0%             34.0%              34.0%
State tax and State tax credit, net of Federal tax effect           1.1               2.3                2.1
FSC/EIE benefit                                                    (7.5)             12.4                1.1
Foreign tax                                                        (4.9)              ---                ---
Changes in tax contingency estimates
  and audit settlements  (1)                                      (19.9)              ---                ---
Tax credits and other, net                                         (0.4)              1.4               (0.1)
                                                             ----------        ----------         ----------
                                                                    2.4%             50.1%              37.1%
                                                             ==========        ==========         ==========

     (1) The Company has undergone tax audits in various jurisdictions which are substantially complete. In fiscal year 2004, the Company recognized a gain as a result of audit issue settlements and the reevaluation of certain tax contingency estimates relating to these jurisdictions.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30,
2004 and 2003, are presented below.

                                                                   June 30,
                                                         --------------------------
                                                            2004          2003
                                                         -----------    -----------

Deferred tax assets:
   Allowance for doubtful accounts receivable
       and sales returns                                 $   169,000    $   155,000
   Inventories                                             1,755,000      1,476,000
   Accrued expenses                                          606,000        399,000
    Unrealized loss on investments available for sale          3,000           --
   Net operating loss
       and tax credit carry forwards                       1,553,000      1,598,000
    Other                                                      6,000           --
    Valuation allowance                                   (1,309,000)    (1,419,000)
                                                         -----------    -----------
      Total deferred tax assets                            2,783,000      2,209,000
                                                         -----------    -----------

Deferred tax liabilities:
   Plant and equipment, principally due to differences
       in depreciation and capital leases                 (3,521,000)    (3,512,000)
    Other                                                       --           (8,000)
                                                         -----------    -----------
        Total deferred tax liabilities                    (3,521,000)    (3,520,000)
                                                         -----------    -----------
             Net deferred tax liability                  $  (738,000)   $(1,311,000)
                                                         ===========    ===========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the expected reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, expected future taxable income over the periods in which the deferred tax assets are deductible, and reversals of deferred tax liabilities, management believes (although there can be no assurance) that it is more likely than not that the Company will realize the benefits of these deductible differences in the United States. The Company has available state net operating loss carryforwards which expire in various years through 2024.
However, due to the uncertainties of realizing certain tax loss carryforwards, a valuation allowance has been provided against the associated deferred tax asset.
At June 30, 2003, the Company had a valuation allowance of $159,000 relating to net operating losses at its Swedish subsidiary. Current year earnings at this subsidiary have entirely utilized the net operating losses. As such, the valuation allowance as it relates to the net operating losses has been reversed.

     The Company had $58,000 of undistributed earnings of foreign subsidiaries as of June 30, 2004. No accrual of U.S. income taxes on the earnings of these subsidiaries has been recorded because it is management's intention to reinvest such earnings in the operations of such subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practicable to calculate because of the complexity of this hypothetical calculation.

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
No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applies Accounting Principals Board Opinion No. 25,
Accounting for Stock Issued to Employees ("Opinion No. 25"), in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and makes pro-forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied. The Company has recorded $10,000 in compensation expense for the twelve months ended June 30, 2004 for options granted after June 30, 2003.

     On January 16, 2002, the Company filed a Schedule TO with the Securities and Exchange Commission and commenced an offer to exchange outstanding options under the Plans having an exercise price per share of $19.50 or more for new options. The offer expired on February 13, 2002. The Company accepted for exchange options to purchase an aggregate of 432,000 shares of common stock. On
August 15, 2002, the Company issued 407,000 new options in exchange for the options tendered and accepted for exchange. The new options were issued at the closing price of the Company's common stock on August 15, 2002, which was $2.35 per share. No compensation expense was recognized as a result of these exchanges.

     Stock option activity for fiscal years 2004, 2003 and 2002 is as follows:

                                            2004                       2003                            2002
                                   -------------------------   ------------------------     -------------------------
                                                  Weighted                    Weighted                      Weighted
                                     Shares        Average        Shares      Average         Shares        Average
                                   Subject to     Exercise      Subject to    Exercise        Subject       Exercise
                                     Options        Price        Options        Price       to Options       Price
                                     -------        -----        -------        -----       ----------       -----

Outstanding, beginning of year      1,380,200      $  6.63       918,800      $   8.98       1,346,025      $ 14.23
Granted                                13,000         5.85       504,000          2.50         227,000         8.53
Canceled                               (6,250)        9.11       (19,850)         8.34        (469,750)       20.53
Expired                                (9,600)        7.35       (12,250)        12.35        (143,650)       21.13
Exercised                            (119,950)        2.84       (10,500)         2.60         (40,825)        4.29
                                    ---------                  ---------                       -------
Outstanding, end of year            1,257,400      $  6.97     1,380,200       $  6.63         918,800      $  8.98
                                    =========                  =========                       =======

     The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2004:

                                          Options Outstanding                            Options Exercisable
                             --------------------------------------------------      ------------------------------
  Actual Range of                           Weighted-Average        Weighted-                           Weighted-
Exercise Prices 150%           Number           Remaining            Average           Number            Average
     Increment               Outstanding     Contractual Life    Exercise Price      Exercisable     Exercise Price
     ---------               -----------     ----------------    --------------      -----------     --------------

$   2.35  -   2.59              374,500           6.2                $ 2.35              353,500         $ 2.35
    4.00  -   5.85              337,400           4.6                $ 4.38              290,650         $ 4.22
    6.44  -   9.09              199,500           7.2                $ 8.60              113,500         $ 8.34
   11.40  -  15.75              300,000           6.4                $11.98              224,250         $11.98
   19.50  -  19.50               38,000           5.8                $19.50               38,000         $19.50
   44.00  -  44.00                8,000           5.9                $44.00                8,000         $44.00
------------------            ---------           ---                ------            ---------         ------
$   2.35  -  44.00            1,257,400           6.0                $ 6.97            1,027,900         $ 6.60
                              =========                                                =========         ------

     At June 30, 2004, an aggregate of 226,500 shares were available for option grants or awards under the Plans.

          OTHER STOCK-BASED COMPENSATION

     In fiscal years 2004, 2003 and 2002, the Company awarded an aggregate of
28,350, 7,000 and 7,000 shares of common stock, respectively, to officers and certain other employees. These awards resulted in compensation expense of
$317,000, $38,000 and $88,000, respectively (including $127,000, $21,000 and
$21,000 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares at June 30, 2004, June 28,
2003 and June 29, 2002, respectively.

     Treasury shares with an aggregate cost basis of $7,000 and $44,000 were issued in connection with the awards granted in fiscal years 2003 and 2002, respectively. Accordingly, treasury stock was reduced for the cost of the shares on a specific identification, first-in first-out, basis.

NOTE 7. COMMITMENTS AND CONTINGENCIES

          OPERATING LEASES

     The Company had a related party operating lease with the Company's
President, Chief Executive Officer and principal stockholder, for a rented facility which expired December 31, 2001. The Company and the related party agreed to continue the lease on a month-to-month basis under the existing terms until a new agreement was finalized. In September 2002, the Company and an entity owned by the related party to which the related party had transferred the facility reached a new agreement on a long-term lease pursuant to which the
Company pays $410,000 per annum, subject to annual increases based upon increases in the CPI. The lease expires in September 2007, subject to two five-year renewal options. Rent expense under this related party operating lease was approximately $413,000, $429,000 and $523,000 for the fiscal years ended
June 30, 2004, 2003 and 2002, respectively.

     Rent expense to unrelated parties was approximately $157,000, $93,000 and
$181,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.
Minimum rent payments under existing lease commitments extending through the year ended June 30, 2005 are approximately $40,000.

          CONTINGENCIES

     The Company is party to certain legal proceedings that arose in the normal course of its business. The Company does not believe that the resolution of such matters will have a significant effect on the Company's financial position or results of operations.

          EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with its President and Chief
Executive Officer which provides for annual base compensation of $323,000 as well as additional annual compensation equal to 2.5% of net income before such additional compensation and income taxes. The Company, at its option, may pay the additional annual compensation in stock, cash or a combination thereof, subject to certain limitations.

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

     In December 2001, the Company renewed a four year employment agreement with an executive officer. The agreement provides for annual base compensation of
$125,000, with annual increases of 8% over the rate in effect during the immediately preceding year, plus additional compensation based upon specific performance measures. The agreement includes termination provisions providing for payments depending on the nature of the termination.

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

     In October 2003, the Company entered into a three year employment agreement with an executive officer. The agreement provides initially for annual base compensation of $208,428 and participation in the Company's Officers' Bonus
Plan. If the officer is terminated by the Company during the term of the agreement other than for cause (as defined in the agreement), (i) the officer will be entitled to receive his base salary for a period of 15 months, (ii) the
Company shall continue to provide family medical coverage for a period of 18 months, and (iii) all exercisable options may be exercised for a period of one year after termination.

     In November 2003, the Company entered into three severance agreements with three executive officers. If the officer is terminated by the Company during the term of the agreement other than for cause (as defined in the agreement), (i)
the officers will be entitled to receive his or her base salary for a period of months equal to the number of years the employee has been an executive officer plus three months up to a maximum of 15 months, (ii) the Company shall continue to provide family medical coverage for the severance period, and (iii) all exercisable options may be exercised for the lesser of the severance period or the expiration of the options.

     In January 2004, the Company entered into a two year agreement with another executive officer. The agreement provides for annual base compensation of
$165,500 and participation in the Company's Officers' Bonus Plan. In April 2004,
the annual compensation was increased to $200,000 in connection with a promotion. If the officer is terminated by the Company during the term of the agreement other than for cause (as defined in the agreement), the officer will be entitled to receive his base salary for one year.

NOTE 8. OTHER DATA

          ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                          June 30, 2004      June 30, 2003
                                          -------------      -------------
Accrued commissions and bonuses           $   1,402,000      $     520,000
Accrued payroll and related expenses          2,984,000          2,015,000
Other                                           721,000            308,000
                                          -------------      -------------
                                          $   5,107,000      $   2,843,000
                                          =============      =============

          VALUATION AND QUALIFYING ACCOUNTS

     Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

                                                    Balance -            Additions         Deductions /          Balance -
                                                  Beginning of          Charged to            Other               End of
             Classification                          Period               Expense          Additions              Period
----------------------------------------------  -----------------    ------------------   -----------------   ---------------

For the year ended June 30, 2004:                $     438,000          1,192,000           1,160,000          $   470,000
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
This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. For the fiscal years ended June 30, 2004, 2003 and 2002, the Company provided a matching contribution of $575,000, $542,000 and $539,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions over five years.

          PROFIT BONUS PLAN

     Effective commencing in fiscal year 1995, the Company adopted a Profit
Bonus Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. For fiscal year 2004, $224,000 was recognized pursuant to this plan. No compensation expense was recognized in respect of this plan for fiscal years 2003 and 2002.

     Effective January 1, 2000, the Company adopted a Managers' Profit Bonus
Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may allocate a percentage of the Company's pre-tax profits (not to exceed 2.5% of such profits)
for equal distribution among participants in the plan. Participants in the
Managers' Profit Bonus Plan are no longer eligible to participate in the Profit
Bonus Plan described above. For fiscal years 2004, 2003 and 2002, the Company recognized compensation expense of $56,000, $12,000 and $11,000, respectively, in respect of this plan.

     The Company has a bonus plan for executive officers. This plan provides for a majority of the eligible employees to receive a cash bonus equal to at least
0.5% of the Company's pre tax income. In addition, two of the employees have different plans that provide for bonus calculations based upon other factors, including product line profitability and achievement of bookings quotas. For fiscal years 2004, 2003 and 2002, the Company recognized compensation expense of
$294,000, $67,000 and $145,000, respectively, in respect of this plan.

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
During fiscal year 2002, the Company established a wholly-owned subsidiary in the United States which established a representative office in the People's
Republic of China to service the Asian market. The following table summarizes certain financial information covering the Company's operations by geographic area for fiscal years 2004, 2003 and 2002. Net sales information is based upon country of origin.

                                      F-18

                                   2004                  2003                  2002
                             ------------------    ------------------    ------------------

Net sales
    United States                 $ 51,831,000          $ 42,204,000          $ 44,359,000
    Sweden                           9,352,000             6,844,000             4,539,000
    United Kingdom                         ---                   ---               687,000
                             ------------------    ------------------    ------------------
 Total                            $ 61,183,000          $ 49,048,000          $ 49,585,000
                             ==================    ==================    ==================

Long-lived assets
    United States                 $ 26,209,000          $ 27,127,000          $ 29,768,000
    Sweden                              90,000                67,000                59,000
    China                               39,000                17,000                   ---
                             ------------------    ------------------    ------------------
 Total                            $ 26,338,000          $ 27,211,000          $ 29,827,000
                             ==================    ==================    ==================

     U.S. sales include $19,597,000, $13,507,000 and $11,900,000 for export in fiscal years 2004, 2003 and 2002, respectively. Export sales were primarily to customers in Western Europe, Canada and the Far East.

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

          LONG-TERM DEBT

     At June 30, 2004, the fair value of the Company's capital lease obligation with respect to its Jacksonville, Florida facility was $4,207,000 based on the present value of future cash flows and the Company's estimated incremental borrowing rate of 2.9%.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.
These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Changes in assumptions could significantly affect the estimates.

