Form 10-Q
period 2004-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2004-11-12
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X)         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                 (631) 622-4700
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

As of November 4, 2004, the Company had outstanding 8,326,068 shares of Common
Stock, par value $0.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                            SEPTEMBER 30,       JUNE 30,
                                                                                2004              2004
                                                                            -------------      ----------
                                                                             (unaudited)

ASSETS
Current assets
   Cash (including cash equivalents of $1,003 and
      $502, respectively)                                                     $   6,307         $   4,534
   Investments                                                                      995             2,508
   Accounts receivable, net                                                       9,340            10,563
   Inventories                                                                   22,833            22,268
   Deferred income taxes, net                                                     2,842             2,777
   Other current assets                                                           1,215               865
                                                                              ---------         ---------
                                           TOTAL CURRENT ASSETS                  43,532            43,515
                                                                              ---------         ---------

Property, plant and equipment, net of accumulated depreciation
   and amortization of $43,450 and $42,092, respectively                         27,911            26,141
Other assets                                                                        197               197
                                                                              ---------         ---------
                                           TOTAL ASSETS                       $  71,640         $  69,853
                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (including related party debt of
      $404 and $394, respectively)                                            $     580         $     394
   Accounts payable                                                               2,336             2,065
   Accrued expenses                                                               4,582             5,107
   Income taxes payable                                                           1,202             1,049
                                                                              ---------         ---------
                                           TOTAL CURRENT LIABILITIES              8,700             8,615

Long-term debt, net of current portion (including related party debt of
      $2,791 and $2,896, respectively)                                            3,614             2,896
Deferred income taxes                                                             3,377             3,515
                                                                              ---------         ---------
                                           TOTAL LIABILITIES                     15,691            15,026
                                                                              ---------         ---------

Commitments and Contingencies

Stockholders' Equity
   Common Stock -- $0.01 par value; authorized 20,000 shares; issued 8,729
      and 8,644 shares, outstanding 8,315 and 8,230 shares, respectively             87                86
   Capital in excess of par value                                                12,637            12,051
   Retained earnings                                                             44,446            43,846
   Accumulated other comprehensive income:
      Unrealized loss on investments available-for-sale, net                         (3)               (5)
      Cumulative foreign currency translation adjustment                            357               282
                                                                              ---------         ---------
                                                                                    354               277
                                                                              ---------         ---------
    Less:   Treasury stock, at cost (414 and 414 shares, respectively)            1,396             1,396
              Deferred compensation                                                 179                37
                                                                              ---------         ---------
                                           TOTAL STOCKHOLDERS' EQUITY            55,949            54,827
                                                                              ---------         ---------
                                                                              $  71,640         $  69,853
                                                                              =========         =========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                              For the Three Months Ended
                                                                      September 30,
                                                                 2004             2003
                                                                 ----             ----

         Net sales                                             $ 16,928         $ 12,549
         Cost of sales                                           11,636            9,673
                                                               --------         --------
            Gross profit                                          5,292            2,876
                                                               --------         --------

         Selling, general and administrative expenses             3,832            3,209
         Research and development expenses                          550              710
         Other                                                      (10)              (4)
                                                               --------         --------
            Operating expenses                                    4,372            3,915
                                                               --------         --------

                                                               --------         --------
            Income/(loss) from operations                           920           (1,039)
                                                               --------         --------
         Other (income) expense:
            Interest expense                                         91               95
            Interest income                                         (15)             (22)
            Other                                                     5               --
                                                               --------         --------
                                                                     81               73
                                                               --------         --------

         Income/(loss) before provision for income taxes            839           (1,112)
         Provision for/(benefit from) income taxes                  239             (329)
                                                               --------         --------
         Net income/(loss)                                     $    600         $   (783)
                                                               ========         ========

         Basic net income/(loss) per common share              $   0.07         $  (0.10)
                                                               ========         ========

         Diluted net income/(loss) per common share            $   0.07         $  (0.10)
                                                               ========         ========

         Basic weighted average common
            shares outstanding                                    8,263            8,096
                                                               ========         ========

         Diluted weighted average common
           shares outstanding                                     8,642            8,096
                                                               ========         ========

     See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         For the Three Months Ended September 30,
                                                                  2004              2003
                                                                --------          --------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                           $    600          $   (783)
    Adjustments to reconcile net income/(loss) to net cash
     provided by operating activities:
       Depreciation and amortization                               1,429             1,269
       (Gain)/loss on disposal of fixed assets                       (10)               75
       Deferred income taxes                                        (203)               --
       Stock-based compensation expense                               20                83
       Investment interest accretion, net                             (2)               (4)
       Realized loss on investments                                    1                --
       Changes in operating assets and liabilities:
       Accounts receivable                                         1,298               225
       Inventories                                                  (506)             (192)
       Other assets                                                 (338)              (13)
       Accounts payable and accrued expenses                        (262)              209
       Income taxes payable                                          223              (354)
                                                                --------          --------
    Net cash provided by operating activities                      2,250               515
                                                                --------          --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                       (3,203)             (870)
       Purchase of investments                                        --            (1,486)
       Proceeds from sale of investments                           1,517             1,500
       Proceeds from sale of fixed assets                             17                11
                                                                --------          --------
    Net cash used in investing activities                         (1,669)             (845)
                                                                --------          --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of debt                                            (109)              (86)
       Proceeds from the exercise of stock options                   354                23
       Proceeds from the issuance of long term debt                1,013                --
                                                                --------          --------
    Net cash provided by/(used in) financing activities            1,258               (63)
                                                                --------          --------

                                                                --------          --------
       Effect of exchange rate changes on cash                       (66)               38
                                                                --------          --------
       Net increase/(decrease) in cash and cash equivalents        1,773              (355)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      4,534             8,685
                                                                --------          --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  6,307          $  8,330
                                                                ========          ========
 Supplemental cash flow information:
       Interest paid                                            $     91          $     94
       Taxes paid                                               $    220          $     24

     See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

 (1)     BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of
American Technical Ceramics Corp. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of September 30, 2004, and the results of its operations for the three month periods ended September 30, 2004 and 2003. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended
June 30, 2004. Results for the three month period ended September 30, 2004 are not necessarily indicative of results which could be expected for the entire year.

 (2)     STOCK-BASED COMPENSATION:

         On April 1, 1997, the Board of Directors approved the American
Technical Ceramics Corp. 1997 Stock Option Plan (the "1997 Option Plan")
pursuant to which the Company may grant options to purchase up to 800,000 shares of the Company's common stock. On April 11, 2000, the Board of Directors approved the American Technical Ceramics Corp. 2000 Incentive Stock Plan (the
"2000 Plan", and collectively with the 1997 Option Plan, the "Plans") pursuant to which the Company may grant options or stock awards covering up to 1,200,000 shares of the Company's common stock. Each Plan is administered by the Board of
Directors or by a committee appointed by the Board. Options granted under the
Plans may be either incentive or non-qualified stock options. The term of each incentive stock option shall not exceed ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the
Company's common stock). Options vest in accordance with a vesting schedule established by the plan administrator (traditionally 25% per year during the first four years of their term). Unless terminated earlier by the Board, the
1997 Option Plan will terminate on March 31, 2007, and the 2000 Plan will terminate on April 10, 2010.

         Disposition of shares acquired pursuant to the exercise of incentive stock options under both Plans may not be made by the optionees within two years following the date that the option is granted, nor within one year after the exercise of the option, without the written consent of the Company.

         Stock option activity for the three months ended September 30, 2004 and
2003, is as follows:

                                            September 30, 2004                   September 30, 2003
                                     ---------------------------------   ----------------------------------
                                                            Weighted                              Weighted
                                                             Average                               Average
                                      Shares Subject        Exercise      Shares Subject          Exercise
                                        to Options            Price          to Options             Price
                                     ----------------     ------------   ----------------        ----------

Outstanding, beginning of period         1,257,400          $   6.97         1,381,200            $   6.64
Granted                                     25,000              8.79            13,000                5.85
Canceled                                   (25,250)             7.62            (1,250)               9.59
Expired                                     (4,750)            18.22              (500)              11.40
Exercised                                  (78,000)             4.39            (7,650)               4.74
                                     -------------                       -------------
Outstanding, end of period               1,174,400          $   7.12         1,384,800            $   6.63
                                     =============                       =============

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

 (2)     STOCK-BASED COMPENSATION (CONTINUED):

         Prior to fiscal year 2004, the Company did not recognize compensation cost for these options upon grant as the exercise price was equal to or greater than the fair market value of the underlying stock at the date of grant. In July
2003, the Company adopted Statement of Financial Accounting Standard No. 123
("SFAS No. 123"), using the prospective method as prescribed in Statement of
Financial Accounting Standard No. 148 ("SFAS No. 148"). The Company applies SFAS
No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applies Accounting Principals Board Opinion No. 25,
Accounting for Stock Issued to Employees ("Opinion No. 25"), in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and makes pro forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied. The Company has recorded $9 and $1 in compensation expense for the three months ended September 30, 2004 and September 30, 2003, respectively, for options granted after June 30, 2003. Had compensation expense with respect to all options and awards granted under the Plans been determined based on the fair value method on the date of grant consistent with the methodology prescribed under SFAS No. 123 prior to July 1, 2003, the Company's net income/(loss) and earnings/(loss) per share would have approximated the pro forma amounts indicated below:

                                                                        Three Months Ended September 30,
                                                                 ----------------------------------------------
                                                                           2004                    2003
                                                                 -----------------------   --------------------

Net income/(loss), as reported                                     $          600           $         (783)
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects                  20                      101
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                         (159)                    (525)
                                                                   ---------------------    --------------------
Pro forma income/(loss)                                            $          461           $       (1,207)
Earnings/(loss) per share:
    Basic - as reported                                            $         0.07           $        (0.10)
    Basic - pro forma                                              $         0.06           $        (0.15)
    Diluted - as reported                                          $         0.07           $        (0.10)
    Diluted - pro forma                                            $         0.05           $        (0.15)

         The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over an expected grant life of five years.

(3)     SUPPLEMENTAL CASH FLOW INFORMATION:

        During the three months ended September 30, 2004, the Company (i)
granted deferred compensation stock awards with an aggregate value of $47 with respect to which expense shall be recognized ratably throughout fiscal year
2005, (ii) granted stock options with respect to which compensation expense of
$116 will be recognized evenly over the next five years, and (iii) recognized a
$70 reduction of income taxes payable related to stock options exercised.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

 (4)     INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                        September 30,          June 30,
                                            2004                 2004
                                      ----------------       ------------
                                        (unaudited)
           Raw materials                $    11,181           $  11,772
           Work-in-process                    7,202               6,722
           Finished goods                     4,450               3,774
                                        -----------           ---------
                                        $    22,833           $  22,268
                                        ===========           =========

(5)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation.

                                                                For the Three Months Ended September 30,
                                                          2004                                            2003
                                                          ----                                            ----
                                     Net Income          Shares         Per-Share       Net Loss         Shares        Per-Share
                                    (Numerator)      (Denominator)       Amount       (Numerator)     (Denominator)      Amount
                                    -----------      -------------       ------       -----------     -------------      ------

 Basic EPS                           $     600            8,263         $   0.07       $    (783)         8,096        $  (0.10)
                                                                        ========                                       ========
 Effect of Dilutive Securities:
    Stock options                           --              372                               --             --
    Deferred compensation
       stock awards                         --                7                               --             --

                                     ---------            -----         --------       ---------          -----        --------
 Diluted EPS                         $     600            8,642         $   0.07       $    (783)         8,096        $  (0.10)
                                     =========            =====         ========       =========          =====        ========

         Options covering 500 and 1,385 shares have been omitted from the calculation of dilutive EPS for the three months ended September 30, 2004 and
2003, respectively, because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(6)      COMPREHENSIVE INCOME/(LOSS):

         The Company's comprehensive income/(loss) is as follows:

                                                                  For the Three Months Ended
                                                                         September 30,
                                                                   2004                  2003
                                                                 --------              --------

           Net income/(loss)                                     $    600              $  (783)
                                                                 --------              -------
           Other comprehensive income:
             Foreign currency translation
              adjustments                                              75                   43
             Unrealized gains/(losses) on investments,
              net of tax                                                2                   (1)
                                                                 --------              -------
           Other comprehensive income                                  77                   42
                                                                 --------              -------
           Comprehensive income/(loss)                           $    677              $  (741)
                                                                 ========              =======

(7)      INDEBTEDNESS:

            Long-term debt consists of the following:

                                                              Sept. 30, 2004        June 30, 2004
                                                             ----------------     -----------------

                 Notes payable to banks                           $   999              $     --
                 Obligations under capital leases                   3,195                 3,290
                                                                  -------              --------
                                                                    4,194                 3,290
                 Less: Current portion                                580                   394
                                                                  -------              --------
                 Long-term debt                                   $ 3,614              $  2,896
                                                                  =======              ========

         In April 2004, the Company entered into a $4,000 credit facility with
General Electric Capital Corporation for the purchase of equipment. The line bears interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR.
Borrowings under the line will be secured by the equipment purchased thereunder.
Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 31, 2005. The Company had outstanding $999 under this line as of September 30, 2004.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

        The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville
Facility") from a partnership controlled by the Company's President, Chief
Executive Officer and principal stockholder under a capital lease. At September
30, 2004, the Jacksonville Facility has an aggregate cost of $5,104 and a net book value of $2,237. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease provides for base rent of approximately $719 per annum. The lease further provides for annual increases in base rent for years beginning after May 1,
1999, based on the increase in the Consumer Price Index ("CPI") since May 1,
1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. Effective October 1, 2004, the Company is obligated to pay approximately $756 per annum under this lease. The payments due over the remaining six years of this capital lease, including the portion related to interest, total approximately $4,536.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

Overview

         Fiscal year 2004 marked the end of the long economic downturn experienced by the electronic component industry. In the second half of fiscal year 2004, the Company's sales increased substantially and the Company increased production to meet rapidly growing demand. During the quarter ended September
30, 2004, bookings and sales were significantly greater than the levels achieved during the first quarter of fiscal year 2004, but declined compared to the fourth quarter of fiscal year 2004. The Company believes that bookings and sales will increase during the remainder of fiscal year 2005. As such, the Company is maintaining a high level of production to meet anticipated future demand and to replenish depleted levels of inventory of certain products.

         The Company continues to benefit from the efficiencies of operating at higher production levels. The Company is converting the vacant building adjacent to its existing New York facilities into additional production space. It will begin using this space in the second quarter of fiscal year 2005. This new facility will expand the Company's current capacity enabling it to replenish stock and meet future increased demand. During the quarter ended September 30,
2004, the Company incurred approximately $1 million in borrowings under its line of credit with General Electric Capital Corporation ("GECC") to fund part of this expansion. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - LIQUIDITY".

RESULTS OF OPERATIONS

KEY COMPARATIVE PERFORMANCE INDICATORS
                                            Three Months Ended
                           ----------------------------------------------------
                                September 30,                September 30,
                                     2004                         2003
                           -------------------------    -----------------------
Sales ($)                           16,928                       12,549
Bookings ($)                        14,464                       12,274

Gross Margin ($)                     5,292                        2,876
Gross Margin (%)                      31.3                         22.9

Operating Expenses ($)               4,372                        3,915
Operating Expenses (%)                25.8                         31.2

SIGNIFICANT HIGHLIGHTS

         Sales for the three months ended September 30, 2004 increased 35% over the comparable period in the prior fiscal year.

         Bookings for the three months ended September 30, 2004 increased 18%
over the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

Three Months Ended September 30, 2004 Compared with Three Months Ended
September 30, 2003

         Net sales for the three months ended September 30, 2004 increased 35%
from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of the economic recovery in the electronic components industry. The volume improvement was mainly from sales to customers in the wireless infrastructure market. The volume increase was partially offset by lower average selling prices on high volume orders.

         Gross margin for the three months ended September 30, 2004 was 31% of net sales, compared to 23% of net sales for the comparable period in the prior fiscal year. Gross margins increased due to higher sales volume and higher material reclamation, partially offset by lower average selling prices, increased labor and overhead costs and inventory writedowns to net realizable value. Labor and overhead increases primarily relate to increased headcount and the redesignation of certain personnel from research and development to production support. Over the past year, the Company has added personnel and incurred other expenses in connection with its efforts to increase production, reduce lead times and improve market share. Precious metal recovery increased primarily due to a higher amount of metal reclaimed.

         Selling, general and administrative expenses for the three months ended
September 30, 2004 increased 19% from the comparable period in the prior fiscal year. The increase was primarily the result of salary increases, severance costs, commission expense and expansion of the Company's foreign sales offices in China and Sweden, partially offset by lower bad debt expense, bonuses and professional fees.

         Research and development expenses for the three months ended September
30, 2004 decreased 23% from the comparable period in the prior fiscal year, primarily resulting from the redesignation of certain personnel to production support, as discussed above.

         Bookings for the three months ended September 30, 2004 were $14,464, compared to $12,274 for the three months ended September 30, 2003. The improvement in bookings was due primarily to improved bookings from the wireless infrastructure market.

         The backlog of unfilled orders at September 30, 2004 was $11,014, compared to $8,848 at September 30, 2003 and $13,422 at June 30, 2004.

         As a result of the foregoing, net income for the three months ended
September 30, 2004 was $600, or $0.07 per common share and per common share assuming dilution, compared to net loss of $783, or ($0.10) per common share and per common share assuming dilution, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

LIQUIDITY AND CAPITAL RESOURCES

                                            September 30,           June 30,           September 30,
                                                2004                  2004                  2003
                                           ---------------         ----------         --------------

 Cash and Investments  ($)                      7,302                 7,042                11,331
 Working Capital  ($)                          34,832                34,900                31,250
 Quarter Ended:
   Operating Cash Flow  ($)                     2,250                 1,142                   515
   Capital Expenditures  ($)                    3,203                 1,130                   870
   Depreciation  ($)                            1,429                 1,306                 1,269

 Current Ratio                                  5.0:1                 5.1:0                 7.4:0
 Quick Ratio                                    1.9:0                 2.0:0                 3.7:0

         The Company's financial position at September 30, 2004 remains strong as evidenced by working capital of $34,832. The Company's current and quick ratios at September 30, 2004 also remain strong.

         Cash, cash equivalents and investments increased by $260 from June 30,
2004, primarily as a result of positive operating cash flow and borrowings under the Company's equipment line of credit, partially offset by capital expenditures. Accounts receivable decreased by $1,223 from June 30, 2004, primarily due to decreased sales revenue in the quarter ended September 30, 2004 compared to the quarter ended June 30, 2004. Inventories increased by $565 from
June 30, 2004, primarily as a result of higher production levels offset by writedowns of certain inventory to net realizable value. Other current assets increased $350 from June 30, 2004, primarily due to the timing of certain prepayments and short-term non-customer receivables.

         The current portion of long-term debt increased $186 due to borrowings incurred under the GECC equipment line of credit. Accounts payable increased by
$271, due in part to increased purchasing activity to keep pace with higher production levels and in part to capital expenditures. Accrued expenses decreased by $525 during the same period due to payments of year end bonuses and lower commission accruals. Taxes payable increased $153 from June 30, 2004, primarily due to taxable income generated during the quarter ended September 30,
2004.

         The Company is committed to purchase an additional $4,500 of precious metals (primarily palladium and silver) over the next six months to protect against shortages and rising prices. The Company's commitments are above the current prevailing market rates for these metals, but well below peak levels experienced three years ago. The Company has benefited from declining precious metal market prices for the past three years. However, as economic conditions improve, the demand for the precious metals the Company uses in its manufacturing processes is increasing throughout the electronics industry and other industries. As a result, the Company has seen a rise in the market prices of these metals.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         In April 2004, the Company entered into a $4,000 credit facility with
GECC for the purchase of equipment. The line bears interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR. Borrowings under the line will be secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line will expire on March 31, 2005. As of
September 30, 2004, the Company had borrowed an aggregate of $1,013 under the credit facility bearing interest at 7.15%.

         The Company leases a facility in Jacksonville, Florida from a partnership controlled by the Company's President, Chief Executive Officer and
principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of October 2004, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility or annual increases based on the consumer price index as required by the terms of the lease. Each fair market rental adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective October 1, 2004, the Company is obligated to pay approximately
$756 per annum under this lease. The payments due over the remaining six years of this capital lease, including the portion related to interest, total approximately $4,537.

         Capital expenditures for the three months ended September 30, 2004 totaled $3,203, including expenditures for machinery and equipment and leasehold improvements. The Company intends to use cash on hand, cash generated through operations and the line of credit with GECC to finance budgeted capital expenditures of approximately $3,400 for the remainder of fiscal year 2005, primarily for equipment acquisitions and building renovations.

         The Company is negotiating the terms of a one-year credit facility with a major bank. Under the terms being discussed, the Company may request advances under the facility from time to time up to an aggregate of $5,000. Any advance made would bear interest at the Prime Rate as reported in the Wall Street
Journal. Borrowings under the facility would be secured by a lien on the
Company's accounts receivable and inventory. The facility would be subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. There can be no assurance that these negotiations will result in the Company obtaining a new credit facility or that, if obtained, the bank will approve any request by the Company for an advance thereunder. If the
Company is unable to secure such financing on acceptable terms, the Company believes that it will be able to fund its cash needs from cash on hand, cash generated from operations and borrowings under the GECC line.

         Aggregate contractual obligations as of September 30, 2004 mature as follows:

                                                                       Payments Due by Period
                                        -----------------------------------------------------------------------------------
                                                           Less than 1            1- 3             3- 5           After 5
      Contractual Obligations               Total              year              years            years            years
   -----------------------------        -------------    ---------------      -----------      -----------      -----------

   Bank Debt                              $  1,188           $   242             $  483           $  463          $    --
   Capital Lease Obligations                 4,537               756              1,512            1,512              757
   Operating Leases                          1,324               479                845               --               --
   Purchase Obligations                      6,432             6,432                 --               --               --
                                          --------           -------             ------           ------          -------
   Total Contractual Obligations          $ 13,481           $ 7,909             $2,840           $1,975          $   757
                                          ========           =======             ======           ======          =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         The Company routinely enters into binding and non-binding purchase obligations in the ordinary course of business, primarily covering anticipated purchases of inventory and equipment. The terms of these commitments generally do not extend beyond one year. At September 30, 2004, the Company had commitments to purchase an aggregate of $4,500 of precious metals at various times over the next six months.

CRITICAL ACCOUNTING POLICIES

         The Securities and Exchange Commission (the "SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Company's significant accounting policies are described in Note 1 to its consolidated financial statements contained in its
Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

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
Presently, the Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on its history of and projections for taxable income in the future. In the event that actual results differ from its estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance against a portion or all of its deferred tax assets, which could materially impact its financial position or results of operations in future periods.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure at September 30, 2004 is consistent with the types of market risk and amount of exposures, including foreign currency exchange rate, commodity price, security price and interest rate risks, presented in its Annual Report on Form 10-K for the fiscal year ended June 30,
2004.

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

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5.   Not Applicable

ITEM 6.               Exhibits

EXHIBIT NO.   DESCRIPTION
-----------   -----------

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

                                    AMERICAN TECHNICAL CERAMICS CORP.
                                               (Company)

 DATE:    November 12, 2004             BY:     /S/ VICTOR INSETTA
                                                -------------------------------
                                                       Victor Insetta
                                                   President and Director
                                                (Principal Executive Officer)

 DATE:    November 12, 2004             BY:     /S/ ANDREW R. PERZ
                                                -------------------------------
                                                        Andrew R. Perz
                                                  Vice President, Controller
                                                (Principal Accounting Officer)

