Form 10-Q
period 2004-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2005-02-14
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X)             Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       or

    ( )         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
                        ---------------------------------

               (Exact Name of Company as Specified in Its Charter)

                             DELAWARE                                               11-2113382
          -----------------------------------------------                           ---------------
   (State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)

        17 STEPAR PLACE, HUNTINGTON STATION, NY                                          11746
        ----------------------------------------                                        -------
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

As of February 1, 2005, the Company had outstanding 8,468,173 shares of Common
Stock, par value $0.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                                                  JUNE 30,
                                                                                        DECEMBER 31, 2004           2004
                                                                                        ------------------    ------------------
ASSETS                                                                                     (unaudited)

Current assets

   Cash (including cash equivalents of $10 and
      $502, respectively)                                                               $         4,069      $          4,534
   Investments                                                                                    1,995                 2,508
   Accounts receivable, net                                                                       7,882                10,563
   Inventories                                                                                   25,749                22,268
   Deferred income taxes, net                                                                     2,844                 2,777
   Other current assets                                                                             732                   865
                                                                                        ------------------    ------------------
                                           TOTAL CURRENT ASSETS                                  43,271                43,515
                                                                                        ------------------    ------------------

Property, plant and equipment, net of accumulated depreciation
   and amortization of $44,587 and $42,092, respectively                                         29,391                26,141
Other assets                                                                                        200                   197
                                                                                        ------------------    ------------------
                                           TOTAL ASSETS                                 $        72,862        $       69,853
                                                                                        ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

   Current portion of long-term debt (including related party debt of
      $415 and $394, respectively)                                                      $           745      $            394
   Accounts payable                                                                               1,769                 2,065
   Accrued expenses                                                                               4,673                 5,107
   Income taxes payable                                                                             947                 1,049
                                                                                        ------------------    ------------------
                                           TOTAL CURRENT LIABILITIES                              8,134                 8,615

Long-term debt, net of current portion (including related party debt of
      $2,683 and $2,896, respectively)                                                            4,184                 2,896
Deferred income taxes                                                                             3,170                 3,515
                                                                                        ------------------    ------------------
                                           TOTAL LIABILITIES                                     15,488                15,026
                                                                                        ------------------    ------------------

Commitments and Contingencies

Stockholders' Equity

   Common Stock -- $0.01 par value; authorized 20,000 shares; issued 8,879
      and 8,644 shares, outstanding 8,465 and 8,230 shares, respectively                             89                    86
   Capital in excess of par value                                                                13,097                12,051
   Retained earnings                                                                             45,212                43,846
   Accumulated other comprehensive income:

      Unrealized loss on investments available-for-sale, net                                        ---                    (5)
      Cumulative foreign currency translation adjustment                                            527                   282
                                                                                        ------------------    ------------------
                                                                                                    527                   277
                                                                                        ------------------    ------------------
    Less:   Treasury stock, at cost (414 and 414 shares, respectively)                            1,396                 1,396

              Deferred compensation                                                                 155                    37
                                                                                        ------------------    ------------------
                                           TOTAL STOCKHOLDERS' EQUITY                            57,374                54,827
                                                                                        ------------------    ------------------

                                                                                        $        72,862         $      69,853
                                                                                        ==================    ==================

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                        For the Three Months Ended Dec. 31,      For the Six Months Ended Dec. 31,
                                                             2004                2003               2004                2003
                                                             ----                ----               ----                ----

  Net sales                                            $        16,229      $        13,516     $       33,157        $   26,065
  Cost of sales                                                 10,559                9,873             22,195            19,546
                                                       -----------------   -----------------  -----------------    ---------------
     Gross profit                                                5,670                3,643             10,962             6,519
                                                       -----------------   -----------------  -----------------    ---------------

  Selling, general and administrative expenses                   3,964                3,445              7,796             6,654

  Research and development expenses                                489                  742              1,039             1,452

  Other                                                             31                  (63)                21               (67)
                                                       -----------------   -----------------  -----------------    ---------------
     Operating expenses                                          4,484                4,124              8,856             8,039
                                                       -----------------   -----------------  -----------------    ---------------

                                                       -----------------   -----------------  -----------------    ---------------

    Income/(loss)  from operations                               1,186                 (481)             2,106            (1,520)
                                                       -----------------   -----------------  -----------------    ---------------
  Other (income) expense:

     Interest expense                                              100                   92                191               187

     Interest income                                               (15)                 (23)               (30)              (45)

     Other                                                           3                    2                  8                 2
                                                       -----------------   -----------------  -----------------    ---------------

                                                                    88                   71                169               144
                                                       -----------------   -----------------  -----------------    ---------------

  Income/(loss) before provision for income taxes                1,098                 (552)             1,937            (1,664)

  Provision for/(benefit from) income taxes                        332                 (106)               571              (435)
                                                       -----------------   -----------------  -----------------    ---------------
  Net income/(loss)                                    $           766     $           (446)     $       1,366      $     (1,229)
                                                       =================   =================  =================    ===============

  Basic net income/(loss) per common share             $          0.09     $          (0.05)     $        0.16      $      (0.15)
                                                       =================   =================  =================    ===============

  Diluted net income/(loss) per common share           $          0.09     $          (0.05)     $        0.16      $      (0.15)
                                                       =================   =================  =================    ===============

  Basic weighted average common
     shares outstanding                                          8,391                8,116              8,327             8,106
                                                       =================   =================  =================    ===============

  Diluted weighted average common
    shares outstanding                                           8,747                8,116              8,695             8,106
                                                       =================   =================  =================    ===============

  See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 For the Six Months Ended December 31,
                                                                                     2004                     2003
                                                                             ---------------------     --------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

                                                                             $             1,366       $           (1,229)
    Net income/(loss)
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                       2,610                    2,529
        (Gain)/loss on disposal of fixed assets                                               (9)                      69
       Deferred income taxes                                                                (412)                     ---
       Stock-based compensation expense                                                       37                       96
       Investment interest accretion, net                                                     (5)                     ---
       Realized loss on investments                                                            8                      ---
       Changes in operating assets and liabilities:
       Accounts receivable                                                                 2,947                      (27)
       Inventories                                                                        (3,256)                    (575)
       Other assets                                                                          167                     (476)
       Accounts payable and accrued expenses                                                (784)                     411
       Income taxes payable                                                                   63                     (474)
                                                                             ---------------------     --------------------
    Net cash provided by operating activities                                              2,732                      324
                                                                             ---------------------     --------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                               (5,873)                  (1,444)
       Purchase of investments                                                            (1,992)                  (1,986)
       Proceeds from sale of investments                                                   2,510                    2,000
       Proceeds from sale of fixed assets                                                     32                       22
                                                                             ---------------------     --------------------
    Net cash used in investing activities                                                 (5,323)                  (1,408)
                                                                             ---------------------     --------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of debt                                                                    (249)                    (173)
       Proceeds from the exercise of stock options                                           728                       83
       Proceeds from the issuance of long term debt                                        1,887                      ---
                                                                             ---------------------     --------------------
    Net cash provided by/(used in)financing activities                                     2,366                      (90)
                                                                             ---------------------     --------------------

                                                                             ---------------------     --------------------
       Effect of exchange rate changes on cash                                              (240)                     143
                                                                             ---------------------     --------------------
       Net decrease in cash and cash equivalents                                            (465)                  (1,031)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              4,534                    8,685

                                                                             ---------------------     --------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $             4,069        $           7,654
                                                                             =====================     ====================

 Supplemental cash flow information:
       Interest paid                                                         $               191        $             187
       Taxes paid                                                            $               922        $              39

 See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

 (1)     BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of
American Technical Ceramics Corp. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of December 31, 2004, and the results of its operations for the three and six month periods ended December 31, 2004 and 2003. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Results for the three and six month periods ended
December 31, 2004 are not necessarily indicative of results which could be expected for the entire year.

(2)      IMPACT OF NEW ACCOUNTING STANDARDS:

         In December 2004, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards No. 123 (revised 2004)
"Share-Based Payment." This Statement is a revision of FASB Statement No. 123,
Accounting for Stock-Based Compensation. This Statement supersedes Accounting
Principals Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB
No. 25"), and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The provisions of this
Statement shall be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt SFAS
No. 123 (revised 2004) effective July 1, 2005. The adoption of this standard will increase compensation expense to the extent the requisite service has not yet been rendered for options granted prior to July 1, 2003 that are accounted for under the intrinsic value method. Management has not yet determined which adoption method it will elect or the effect this Statement will have on the
Company's consolidated results of operations or financial position.

         In November 2004, the FASB issued Statement of Financial Accounting
Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4."
This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory
Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS
151 effective July 1, 2005. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

         On December 31, 2004, the FASB issued Staff Position No. FAS 109-1,
"Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax
Deduction on Qualified Production Activities Provided by the American Jobs
Creation Act of 2004" ("FSP No. 109-1"), and Staff Position No. FAS 109-2,
"Accounting and Disclosure Guidance for the Foreign Earnings Repatriation
Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2").
These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is currently assessing the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance from the United States Treasury is published.

(3)      STOCK-BASED COMPENSATION:

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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

         Stock option activity for the three months ended December 31, 2004 and
2003, is as follows:

                                                        December 31, 2004                    December 31, 2003
                                               ---------------------------------  ----------------------------------------
                                                                      Weighted                               Weighted
                                                                       Average                                Average
                                                 Shares Subject       Exercise         Shares Subject         Exercise
                                                    to Options          Price            to Options            Price
                                               ------------------  -------------  -------------------- -------------------

Outstanding, beginning of period                     1,174,400     $          7.12       1,384,800       $          6.63
Granted                                                    ---                 ---             ---                   ---
Canceled                                                (1,000)              10.25          (5,250)                 8.89
Expired                                                 (2,000)              10.82          (8,850)                 6.75
Exercised                                             (149,555)               2.58         (17,750)                 3.41
                                               ------------------                  -------------------
Outstanding, end of period                           1,021,845     $          7.77       1,352,950       $          6.67
                                               ==================                  ===================

         Stock option activity for the six months ended December 31, 2004 and
2003, is as follows:

                                                        December 31, 2004                    December 31, 2003
                                               ---------------------------------------------------------------------------
                                                                      Weighted                               Weighted
                                                                       Average                                Average
                                                 Shares Subject       Exercise         Shares Subject         Exercise
                                                    to Options          Price            to Options            Price
                                               ------------------  -------------  -------------------- -------------------

Outstanding, beginning of period                     1,257,400     $          6.97          1,381,200      $         6.64
Granted                                                 25,000                8.79             13,000                5.85
Canceled                                               (26,250)               7.72             (6,500)               9.87
Expired                                                 (6,750)              16.03             (9,350)               8.08
Exercised                                             (227,555)               3.20            (25,400)               3.27
                                               ------------------                  -------------------
Outstanding, end of period                           1,021,845     $          7.77          1,352,950      $         6.67
                                               ==================                  ===================

         Prior to fiscal year 2004, the Company did not recognize compensation cost for these options upon grant, as the exercise price was equal to or greater than the fair market value of the underlying stock at the date of grant. In July
2003, the Company adopted Statement of Financial Accounting Standard No. 123
("SFAS No. 123"), using the prospective method as prescribed in Statement of
Financial Accounting Standard No. 148 ("SFAS No. 148"). The Company applies SFAS
No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applies APB No. 25 in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and makes pro forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied.

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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

 (3)     STOCK-BASED COMPENSATION (CONTINUED):

                                                                                   Three Months Ended December 31,
                                                                            -----------------------------------------------
                                                                                      2004                    2003
                                                                            -----------------------    --------------------

Net income/(loss), as reported                                                $          766           $        (446)
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects                             12                      11
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                                    (129)                   (438)
                                                                              ---------------------    --------------------
Pro forma income/(loss)                                                       $          649           $        (873)
Earnings/(loss) per share:
    Basic - as reported                                                       $         0.09           $       (0.06)
    Basic - pro forma                                                         $         0.08           $       (0.11)
    Diluted - as reported                                                     $         0.09           $       (0.06)
    Diluted - pro forma                                                       $         0.07           $       (0.11)

                                                                                    Six Months Ended December 31,
                                                                            -----------------------------------------------
                                                                                      2004                    2003
                                                                            -----------------------    --------------------

Net income/(loss), as reported                                                $        1,366            $     (1,229)
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects                             26                      75
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                                    (282)                   (926)
                                                                              ---------------------    --------------------
Pro forma income/(loss)                                                       $        1,110            $     (2,080)
Earnings/(loss) per share:
    Basic - as reported                                                       $         0.16            $      (0.15)
    Basic - pro forma                                                         $         0.13            $      (0.26)
    Diluted - as reported                                                     $         0.16            $      (0.15)
    Diluted - pro forma                                                       $         0.13            $      (0.26)

         The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over an expected grant life of five years.

(4)      SUPPLEMENTAL CASH FLOW INFORMATION:

        During the six months ended December 31, 2004, the Company (i) granted deferred compensation stock awards with an aggregate value of $40 with respect to which expense shall be recognized ratably throughout fiscal year 2005, (ii)
granted stock options with respect to which compensation expense of $116 will be recognized evenly over the next five years, and (iii) recognized a $165 reduction of income taxes payable related to stock options exercised.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(5)      INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                                                     December 31,                June 30,
                                                                         2004                    2004
                                                                  -------------------     -------------------
                                                                     (unaudited)

                            Raw materials                         $      11,908             $    11,772
                            Work-in-process                               7,702                   6,722
                            Finished goods                                6,139                   3,774
                                                                  -------------------     -------------------
                                                                  $      25,749             $    22,268
                                                                  ===================     ===================

(6)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation.

                                                                    For the Three Months Ended December 31,
                                 -----------------------------------------------------------------------------------------------
                                               2004                                                    2003
                                               ----                                                    ----

                                   Net Income          Shares         Per-Share       Net Loss         Shares        Per-Share
                                  (Numerator)      (Denominator)       Amount        (Numerator)   (Denominator)       Amount
                                  -----------      -------------       ------        -----------   -------------       ------

 Basic EPS                        $     766             8,391       $   0.09       $    (446)             8,116      $  (0.05)
                                                                    ============                                     ===========

 Effect of Dilutive Securities:
    Stock options                       ---               350                             ---               ---
    Deferred compensation
       stock awards                     ---                 6                             ---               ---
                                  ------------    --------------    ------------   -----------     --------------    -----------
 Diluted EPS                      $     766             8,747       $   0.09       $    (446)             8,116      $  (0.05)
                                  ============    ==============    ============   ===========     ==============    ===========

         Options covering 339 and 520 shares have been omitted from the calculation of dilutive EPS for the three months ended December 31, 2004 and
2003, respectively, because their inclusion would have been antidilutive.

                                                                     For the Six Months Ended December 31,
                                 -----------------------------------------------------------------------------------------------
                                                      2004                                             2003
                                                      ----                                             ----

                                   Net Income          Shares         Per-Share       Net Loss         Shares        Per-Share
                                  (Numerator)       (Denominator)      Amount       (Numerator)    (Denominator)       Amount
                                  -----------       -------------      ------       -----------    -------------       ------

 Basic EPS                        $    1,366            8,327       $    0.16      $   (1,229)            8,106      $  (0.15)
                                                                    ============                                     ===========

 Effect of Dilutive Securities:

    Stock options                        ---              361                            ---                ---
    Deferred compensation
       stock awards                      ---                7                            ---                ---
                                  ------------    --------------    ------------   -----------     --------------    -----------
 Diluted EPS                      $    1,366            8,695        $   0.16      $   (1,229)            8,106      $  (0.15)
                                  ============    ==============    ============   ===========     ==============    ===========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

         Options covering 390 and 552 shares have been omitted from the calculation of dilutive EPS for the six months ended December 31, 2004 and 2003, respectively, because their inclusion would have been antidilutive.

(7)      COMPREHENSIVE INCOME/(LOSS):

         The Company's comprehensive income/(loss) is as follows:

                                                                                       For the Three Months Ended
                                                                                              December 31,
                                                                                       2004                  2003
                                                                                 ------------------    ------------------

           Net income/(loss)                                                       $         766       $          (446)
                                                                                   ----------------    ------------------
           Other comprehensive income:
             Foreign currency translation
              adjustments                                                                    170                   111
             Unrealized gains/(losses) on investments,
              net of tax                                                                       3                    (1)
                                                                                   ----------------    ------------------
           Other comprehensive income                                                        173                   110
                                                                                   ----------------    ------------------
           Comprehensive income/(loss)                                            $          939       $          (336)
                                                                                   ================    ==================

                                                                                        For the Six Months Ended
                                                                                              December 31,

                                                                                       2004                  2003
                                                                                 ------------------    ------------------

           Net income/(loss)                                                       $      1,366        $       (1,229)
                                                                                   ----------------    ------------------
           Other comprehensive income:
             Foreign currency translation
              adjustments                                                                   245                   154
             Unrealized gains/(losses) on investments,
              net of tax                                                                      5                    (2)
                                                                                   ----------------    ------------------
           Other comprehensive income                                                       250                   152
                                                                                   ----------------    ------------------
           Comprehensive income/(loss)                                             $      1,616        $       (1,077)
                                                                                   ================    ==================

(8)      INDEBTEDNESS:

            Long-term debt consists of the following:

                                                                                   Dec. 31, 2004          June 30, 2004
                                                                                  -----------------     -----------------

                 Notes payable to banks                                           $        1,831        $           ---
                 Obligations under capital leases                                          3,098                  3,290
                                                                                  -----------------     -----------------
                                                                                           4,929                  3,290
                 Less: current portion                                                       745                    394
                                                                                  -----------------     -----------------
                 Long-term debt                                                   $        4,184        $         2,896
                                                                                  =================     =================

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

        In April 2004, the Company entered into a $4,000 credit facility with
General Electric Capital Corporation ("GECC") for the purchase of equipment. The line bears interest, at the Company's option, at either a fixed rate of 3.47%
above the five year Treasury Bond yield or a floating rate of 3.65% above the
London Interbank Market ("LIBOR"). Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 31, 2005. As of December
31, 2004, the Company had outstanding $1,830 under this line.

        In December 2004, the Company entered into a one-year credit facility with Commerce Bank, N. A. During the term, the Company may request advances under the facility from time to time up to an aggregate of $5,000. Any advance made would bear interest at the Prime Rate as reported in the Wall Street
Journal. Borrowings under the facility would be secured by a lien on the
Company's accounts receivable and inventory. All outstanding borrowings under the facility are subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of December 31, 2004, the
Company had not incurred any borrowings under this credit facility.

        The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville
Facility") from a partnership controlled by the Company's President, Chief
Executive Officer and principal stockholder under a capital lease. At December
31, 2004, the Jacksonville Facility has an aggregate cost of $5,104 and a net book value of $2,146. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease provides for annual increases in base rent for years beginning after May 1,
1999, based on the increase in the Consumer Price Index ("CPI") since May 1,
1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. Effective October 1, 2004, the Company is obligated to pay approximately $756 per annum under this lease. The payments due over the remaining six years of this capital lease, including the portion related to interest, total approximately $4,347.

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

Overview
--------

         During the second half of fiscal year 2004, in response to a sharp increase in demand, the Company's customers ramped up their production and inventory levels. The Company experienced a sharp increase in bookings both to support its customers' shipments and their desire to increase their available inventories of the Company's products. Bookings during the first half of fiscal year 2005 have slowed compared to the levels achieved in the second half of fiscal year 2004, as customers have leveled off their purchases designed to build inventory and are ordering primarily to meet current demand. Bookings from customers in the military market have remained strong and bookings from all markets are well above those experienced during the first half of fiscal year
2004. Sales levels are expected to grow gradually during the next several quarters.

         Sales and net income for the first six months of fiscal year 2005 have improved substantially over the comparable period of the prior fiscal year. Net income improvements are partially attributable to efficiencies associated with operating at higher production volumes. Production levels have continued to increase as new employees become more proficient and new equipment comes on line. Sales and bookings of certain low margin products have decreased, partially replaced with a favorable mix of higher margin business. Accordingly, bookings dollars have increased despite a decline in units ordered. The increase in production coupled with the decline in unit bookings has led to an increase in inventory of certain products. The Company intends to utilize this inventory to meet anticipated future demand and to improve customer service by reducing delivery times. However, there is no guarantee that the inventory will be entirely saleable. To the extent that a greater amount of inventory becomes unsaleable than already identified by the Company, greater charges will be taken against income in the future.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         The Company is experiencing price pressure on certain product groups.
The Company continues to explore ways to reduce cost such as through the development of more efficient manufacturing techniques, acquiring new high speed equipment or reducing the precious metal content in its product. Continued
growth in revenues is partially dependent on the Company's ability to reduce the cost of producing its product.

         As previously reported, the Company has been renovating the vacant building adjacent to its New York facility. The Company will place the renovated facility in service during the third quarter of fiscal year 2005. During the quarter ended December 31, 2004, the Company incurred approximately $874 in additional borrowings under its line of credit with GECC to fund equipment purchases as part of this expansion. See "MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY".

RESULTS OF OPERATIONS
---------------------

KEY COMPARATIVE PERFORMANCE INDICATORS

                                                        Three Months Ended                             Six Months Ended
                                             ------------------------------------------    -----------------------------------------
                                               Dec. 31, 2004          Dec. 31, 2003          Dec. 31, 2004          Dec. 31, 2003
                                             -------------------    -------------------    -------------------    ------------------

Sales                                            $   16,229             $   13,516             $   33,157             $   26,065
Bookings                                         $   18,524             $   14,186             $   32,988             $   26,460

Gross Margin                                     $    5,670             $    3,643             $   10,962             $    6,519
Gross Margin (% of sales)                              34.9%                  27.0%                  33.1%                  25.0%

Operating Expenses                               $    4,484            $     4,124             $    8,856             $    8,039
Operating Expenses  (% of sales)                       27.6%                  30.5%                  26.7%                  30.8%

SIGNIFICANT HIGHLIGHTS

         Sales for the three and six months ended December 31, 2004 increased
20% and 27%, respectively, over the comparable period in the prior fiscal year.

         Bookings for the three and six months ended December 31, 2004 increased
31% and 25%, respectively, over the comparable period in the prior fiscal year.

Three Months Ended December 31, 2004 Compared with Three Months Ended
December 31, 2003
-------------------------------------------------------------------------------

         Bookings for the three months ended December 31, 2004 were $18,524, compared to $14,186 for the three months ended December 31, 2003. The improvement in bookings was due primarily to improved bookings from the military and fiber optic markets.

         The backlog of unfilled orders at December 31, 2004 was $13,302, compared to $9,528 at December 31, 2003 and $13,472 at June 30, 2004.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Net sales for the three months ended December 31, 2004 increased 20%
from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of the economic recovery in the electronic components industry. The volume improvement was mainly from sales to customers in the wireless infrastructure and semiconductor markets.

         Gross margin for the three months ended December 31, 2004 was 35% of net sales, compared to 27% of net sales for the comparable period in the prior fiscal year. Gross margins increased due to higher sales volume and efficiencies associated with operating at higher production levels, partially offset by increased labor and overhead costs. Labor and overhead increases primarily relate to increased headcount and the redesignation of certain personnel from research and development to production support. Over the past year, the Company has added personnel and incurred other expenses in connection with its efforts to increase production, reduce lead times and improve market share. During the three months ended December 31, 2004 production was brought in line with demand and the Company was able to increase inventory levels to better service its customers.

         Selling, general and administrative expenses for the three months ended
December 31, 2004 increased 15% from the comparable period in the prior fiscal year. The increase was primarily the result of increased administrative and sales personnel, salary increases, bonuses, commission expense, professional fees and expansion of the Company's foreign sales offices in China and Sweden, partially offset by lower bad debt expense.

         Research and development expenses for the three months ended December
31, 2004 decreased 34% from the comparable period in the prior fiscal year, primarily resulting from the redesignation of certain personnel to production support, as discussed above.

         As a result of the foregoing, net income for the three months ended
December 31, 2004 was $766, or $0.09 per common share and per common share assuming dilution, compared to net loss of $446, or ($0.05) per common share and per common share assuming dilution, for the comparable period in the prior fiscal year.

Six Months Ended December 31, 2004 Compared with Six Months Ended
December 31, 2003
-----------------------------------------------------------------

         Bookings for the six months ended December 31, 2004 were $32,988, compared to $26,460 for the six months ended December 31, 2003. The improvement in bookings was due primarily to improved bookings from the military market and, to a lesser extent, the wireless infrastructure and fiber optic markets.

         Net sales for the six months ended December 31, 2004 increased 27% from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of the economic recovery in the electronic components industry. The volume improvement was mainly from sales to customers in the wireless infrastructure and semiconductor markets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Gross margin for the six months ended December 31, 2004 was 33% of net sales, compared to 25% of net sales for the comparable period in the prior fiscal year. Gross margins increased due to higher sales volume and efficiencies associated with operating at higher production levels, partially offset by an unfavorable sales mix of lower margin, high volume product, increased labor and overhead costs and inventory writedowns to net realizable value. Labor and overhead increases primarily relate to increased headcount and the redesignation of certain personnel from research and development to production support. Over the past year, the Company has added personnel and incurred other expenses in connection with its efforts to increase production, reduce lead times and improve market share. Precious metal recovery increased primarily due to a higher amount of metal reclaimed.

         Selling, general and administrative expenses for the six months ended
December 31, 2004 increased 17% from the comparable period in the prior fiscal year. The increase was primarily the result of salary increases, severance costs, commission expense and expansion of the Company's foreign sales offices in China and Sweden, partially offset by lower bad debt expense.

         Research and development expenses for the six months ended December 31,
2004 decreased 28% from the comparable period in the prior fiscal year, primarily resulting from the redesignation of certain personnel to production support, as discussed above.

         As a result of the foregoing, net income for the six months ended
December 31, 2004 was $1,366, or $0.16 per common share and per common share assuming dilution, compared to net loss of $1,229, or ($0.15) per common share and per common share assuming dilution, for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                                       Dec. 31, 2004             June 30, 2004           Dec. 31, 2003
                                                   -----------------------    --------------------    --------------------

         Cash and Investments                            $       6,064            $       7,042           $     10,657
         Working Capital                                 $      35,137            $      34,900           $     31,571
         Quarter Ended:
           Operating Cash Flow                           $         482            $       1,142           $       (189)
           Capital Expenditures                          $       2,670            $       1,130           $        576
           Depreciation and Amortization                 $       1,181            $       1,306           $      1,259

         Current Ratio                                           5.3:1                    5.1:0                  7.4:1
         Quick Ratio                                             1.7:1                    2.0:0                  3.5:1

         The Company's financial position at December 31, 2004 remains strong as evidenced by working capital of $35,137. The Company's current and quick ratios at December 31, 2004 also remain strong.

         Cash, cash equivalents and investments decreased by $978 from June 30,
2004, primarily as a result of increases in inventory and capital expenditures.
Accounts receivable decreased by $2,681 from June 30, 2004, primarily due to decreased sales revenue in the quarter ended December 31, 2004 compared to the quarter ended June 30, 2004. Inventories increased by $3,481 from June 30, 2004, primarily as a result of higher production levels to support current and future demand.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         The current portion of long-term debt increased $351 due to borrowings incurred under the GECC equipment line of credit. Accrued expenses decreased by
$434 during the same period due to payments of year end bonuses and lower commission accruals. Taxes payable decreased $102 from June 30, 2004, primarily due to federal estimated tax payments, partially offset by taxable income generated during the quarter ended December 31, 2004.

         The Company is committed to purchase an additional $3,500 of precious metals (primarily palladium and silver) over the next three months. The original agreement was entered into with the intent to protect against shortages and rising prices. The Company's commitments are above the current prevailing market rates for these metals, but well below peak levels experienced three years ago.
The prices for precious metals have fluctuated over the past three years.
Currently, as economic conditions continue to improve, the demand for the precious metals the Company uses in its manufacturing processes is increasing throughout the electronics industry and other industries. As a result, market prices of these metals are currently rising.

         In April 2004, the Company entered into a $4,000 credit facility with
GECC for the purchase of equipment. The line bears interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line will expire on March 31, 2005. As of December
31, 2004, the Company had borrowed an aggregate of $1,887 under this credit facility bearing interest at 7.15%.

         In December 2004, the Company entered into a one-year credit facility with Commerce Bank, N.A. During the term, the Company may request advances under the facility from time to time up to an aggregate of $5,000. Any advance made would bear interest at the Prime Rate as reported in the Wall Street Journal.
Borrowings under the facility would be secured by a lien on the Company's accounts receivable and inventory. All outstanding borrowings under the facility are subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of December 31, 2004, the Company had not incurred any borrowing under this credit facility.

         The Company leases a facility in Jacksonville, Florida from a partnership controlled by the Company's President, Chief Executive Officer and
principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of October 2004, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility or annual increases based on the consumer price index as required by the terms of the lease. Each fair market rental adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective October 1, 2004, the Company is obligated to pay approximately
$756 per annum under this lease. The payments due over the remaining six years of this capital lease, including the portion related to interest, total approximately $4,347.

         Capital expenditures for the six months ended December 31, 2004 totaled
$5,873, including expenditures for machinery and equipment and leasehold improvements. The Company intends to use cash on hand, cash generated through operations and the line of credit with GECC to finance budgeted capital expenditures of approximately $2,500 for the remainder of fiscal year 2005, primarily for equipment acquisitions and building renovations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Aggregate contractual obligations as of December 31, 2004 mature as follows:

                                                                       Payments Due by Period
                                         -------------------------------------------------------------------------------------
                                                            Less than 1           1- 3              3- 5           After 5
           Contractual Obligations          Total              year              years             years            years
   -----------------------------------  --------------    ----------------    -------------     -------------    -------------

   Bank Debt                                  $ 2,170             $   450          $   900            $  820            $ ---
   Capital Lease Obligations                    4,348                 756            1,512             1,512              568
   Operating Leases                             1,393                 508              848                37              ---
   Purchase Obligations                         5,143               5,143              ---               ---              ---
                                         -------------    ----------------    -------------     -------------    -------------
   Total Contractual Obligations              $13,054             $ 6,857          $ 3,260            $2,369            $ 568
                                         =============    ================    =============     =============    =============

         The Company routinely enters into binding and non-binding purchase obligations in the ordinary course of business, primarily covering anticipated purchases of inventory and equipment. The terms of these commitments generally do not extend beyond one year. At December 31, 2004, the Company had commitments to purchase an aggregate of $3,500 of precious metals at various times over the next three months.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

         In December 2004, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards No. 123 (revised 2004)
"Share-Based Payment." This Statement is a revision of FASB Statement No. 123,
Accounting for Stock-Based Compensation. This Statement supersedes Accounting
Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and
its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The provisions of this Statement shall be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123 (revised
2004) effective July 1, 2005. The adoption of this standard will increase compensation expense to the extent the requisite service has not yet been rendered for options granted prior to July 1, 2003 that are accounted for under the intrinsic value method. Management has not yet determined which adoption method it will elect or the effect this Statement will have on the Company's consolidated results of operations or financial position.

         In November 2004, the FASB issued Statement of Financial Accounting
Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4."
This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory
Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS
151 effective July 1, 2005. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

         On December 31, 2004, the FASB issued Staff Position No. FAS 109-1,
"Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax
Deduction on Qualified Production Activities Provided by the American Jobs
Creation Act of 2004" ("FSP No. 109-1"), and Staff Position No. FAS 109-2,
"Accounting and Disclosure Guidance for the Foreign Earnings Repatriation
Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2").
These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is currently assessing the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance from the United States Treasury is published.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure at December 31, 2004 is consistent with the types of market risk and amount of exposures, including foreign currency exchange rate, commodity price, security price and interest rate risks, presented in its Annual Report on Form 10-K for the fiscal year ended June 30,
2004.

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

ITEMS 1. THROUGH 3.    Not Applicable
                       --------------

ITEM 4.                Submission of Matters to a Vote of Security Holders
                       ---------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on November 17,
2004 (the "Annual Meeting"), the stockholders elected the individuals named below as directors for one-year terms. Votes were cast as follows:

                                                                               For                  Withheld
                                                                         ----------------       -----------------

                           Victor Insetta                                      7,767,079                 103,142
                           Dov S. Bacharach                                    7,813,846                  56,375
                           Chester E. Spence                                   7,811,846                  58,375
                           O. Julian Garrard III                               7,803,215                  67,006
                           Stuart P. Litt                                      7,751,815                 119,406
                           Thomas J. Volpe                                     7,811,826                  58,395

         The stockholders also ratified the appointment of KPMG LLP as the independent public accountants to audit the Company's consolidated financial statements for the fiscal year ending June 30, 2005. The holders of 7,870,221 shares of Common Stock voted to ratify the appointment, 17,250 voted against ratification and the holders of 6,920 shares of Common Stock abstained from voting on the issue.

ITEM 5.                    Not Applicable
                           --------------

ITEM 6.                    Exhibits
                           --------

EXHIBIT NO.   DESCRIPTION
-----------   -----------

10(w)(i)      -   Loan and Security Agreement, dated November 30, 2004, between the Company and Commerce Bank N.A.
10(w)(ii)     -   Security Agreement, dated November 30, 2004, between American Technical Ceramics
                  (Florida), Inc. and Commerce Bank N.A.
10(w)(iii)    -   Surety Agreement, dated November 30, 2004, between American Technical Ceramics
                  (Florida), Inc. and Commerce Bank N.A.
31.1          -   Section 302 Certification of Principal Executive Officer.
31.2          -   Section 302 Certification of Principal Accounting Officer.
32.1          -   Section 906 Certification of Principal Executive Officer.
32.2          -   Section 906 Certification of Principal Accounting Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                        AMERICAN TECHNICAL CERAMICS CORP.
                                    (Company)

     DATE:    February 14, 2005                      BY:                       /S/ VICTOR INSETTA
                                                                       -------------------------------
                                                                                   Victor Insetta
                                                                              President and Director
                                                                          (Principal Executive Officer)

     DATE:    February 14, 2005                      BY:                      /S/ ANDREW R. PERZ
                                                                       --------------------------------
                                                                                 Andrew R. Perz
                                                                          Vice President, Controller
                                                                        (Principal Accounting Officer)

