Form 10-Q
period 2005-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2005-05-16
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       or

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
               (Exact Name of Company as Specified in Its Charter)

             DELAWARE                                      11-2113382
 ----------------------------------------   -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)

    1 NORDEN LANE, HUNTINGTON STATION, NY                    11746
    --------------------------------------                  -------
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

As of May 2, 2005, the Company had outstanding 8,475,473 shares of Common Stock, par value $0.01 per share.

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                         MARCH 31, 2005         JUNE 30, 2004
                                                                                        ------------------    ------------------

ASSETS                                                                                     (unaudited)
Current assets
   Cash (including cash equivalents of $17 and
      $502, respectively)                                                               $         6,027       $         4,534
   Investments                                                                                    1,998                 2,508
   Accounts receivable, net                                                                      10,238                10,563
   Inventories                                                                                   26,257                22,268
   Deferred income taxes, net                                                                     2,868                 2,777
   Other current assets                                                                           1,036                   865
                                                                                        ------------------    ------------------
                                           TOTAL CURRENT ASSETS                                  48,424                43,515
                                                                                        ------------------    ------------------

Property, plant and equipment, net of accumulated depreciation
   and amortization of $45,966 and $42,092, respectively                                         29,168                26,141
Other assets                                                                                        198                   197
                                                                                        ------------------    ------------------
                                           TOTAL ASSETS                                  $       77,790        $       69,853
                                                                                        ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (including related party debt of
      $426 and $394, respectively)                                                       $        2,911        $          394
   Accounts payable                                                                               2,198                 2,065
   Accrued expenses                                                                               4,580                 5,107
   Income taxes payable                                                                           1,772                 1,049
                                                                                        ------------------    ------------------
                                           TOTAL CURRENT LIABILITIES                             11,461                 8,615

Long-term debt, net of current portion (including related party debt of
      $2,573 and $2,896, respectively)                                                            4,689                 2,896
Deferred income taxes                                                                             2,964                 3,515
                                                                                        ------------------    ------------------
                                           TOTAL LIABILITIES                                     19,114                15,026
                                                                                        ------------------    ------------------

Commitments and contingencies

Stockholders' equity
   Common Stock -- $0.01 par value; authorized 20,000 shares; issued 8,888
      and 8,644 shares, outstanding 8,474 and 8,230 shares, respectively                             89                    86
   Capital in excess of par value                                                                13,144                12,051
   Retained earnings                                                                             46,592                43,846
   Accumulated other comprehensive income:

      Unrealized loss on investments available-for-sale, net                                        ---                    (5)
      Cumulative foreign currency translation adjustment                                            384                   282
                                                                                        ------------------    ------------------
                                                                                                    384                   277
                                                                                        ------------------    ------------------
    Less:   Treasury stock, at cost (414 and 414 shares, respectively)                            1,396                 1,396

              Deferred compensation                                                                 137                    37
                                                                                        ------------------    ------------------
                                           TOTAL STOCKHOLDERS' EQUITY                            58,676                54,827
                                                                                        ------------------    ------------------

                                                                                         $       77,790        $       69,853
                                                                                        ==================    ==================

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               For the Three Months                        For the Nine Months
                                                                  Ended March 31,                            Ended March 31,
                                                             2005                  2004                  2005                2004
                                                             ----                  ----                  ----                ----

  Net sales                                            $     18,991          $     16,109          $    52,148          $    42,174
  Cost of sales                                              12,324                10,796               34,519               30,342
                                                       --------------     -----------------     -----------------    ---------------
     Gross profit                                             6,667                 5,313               17,629               11,832
                                                       --------------     -----------------     -----------------    ---------------

  Selling, general and administrative expenses                4,044                 3,935               11,840               10,589
  Research and development expenses                             536                   796                1,575                2,248
  Other                                                           4                    89                   25                   22
                                                       --------------     -----------------     -----------------    ---------------
     Operating expenses                                       4,584                 4,820               13,440               12,859
                                                       --------------     -----------------     -----------------    ---------------

                                                       --------------     -----------------     -----------------    ---------------
    Income/(loss)  from operations                            2,083                   493                4,189               (1,027)
                                                       --------------     -----------------     -----------------    ---------------
  Other (income) expense:

     Interest expense                                           118                    90                  309                  277

     Interest income                                            (13)                  (12)                 (43)                 (57)

     Other                                                       (1)                  ---                    7                    2
                                                       --------------     -----------------     -----------------    ---------------
                                                                104                    78                  273                  222
                                                       --------------     -----------------     -----------------    ---------------

  Income/(loss) before provision for income taxes             1,979                   415                3,916               (1,249)

  Provision for/(benefit from) income taxes                     599                   100                1,170                 (335)
                                                       --------------     -----------------     -----------------    ---------------
  Net income/(loss)                                    $      1,380          $        315          $     2,746          $      (914)
                                                       ==============     =================     =================    ===============

  Basic net income/(loss) per common share             $       0.16          $       0.04          $      0.33          $     (0.11)
                                                       ==============     =================     =================    ===============

  Diluted net income/(loss) per common share           $       0.16          $       0.04          $      0.32          $     (0.11)
                                                       ==============     =================     =================    ===============

  Basic weighted average common
     shares outstanding                                       8,470                 8,136                8,374                8,116
                                                       ==============     =================     =================    ===============

  Diluted weighted average common
    shares outstanding                                        8,775                 8,673                8,717                8,116
                                                       ==============     =================     =================    ===============

  See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  For the Nine Months Ended March 31,
                                                                                     2005                     2004
                                                                             ---------------------     --------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income/(loss)                                                              $       2,746             $        (914)
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                       4,141                     3,846
       Loss/(gain) on disposal of fixed assets                                               (18)                      353
       Deferred income taxes                                                                (643)                     (194)
       Stock-based compensation expense                                                       56                       109
       Investment interest accretion, net                                                    (10)                      ---
       Realized loss on investments                                                            8                         2
       Changes in operating assets and liabilities:
       Accounts receivable                                                                   477                    (2,555)
       Inventories                                                                        (3,889)                   (3,482)
       Other assets                                                                         (149)                     (116)
       Accounts payable and accrued expenses                                                (420)                    2,028
       Income taxes payable                                                                  906                      (489)
                                                                             ---------------------     --------------------
    Net cash provided by/(used in) operating activities                                    3,205                    (1,412)
                                                                             ---------------------     --------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                               (7,195)                   (3,199)
       Purchase of investments                                                            (2,490)                   (2,982)
       Proceeds from sale of investments                                                   3,010                     3,000
       Proceeds from sale of fixed assets                                                     50                        22
                                                                             ---------------------     --------------------
    Net cash used in investing activities                                                 (6,625)                   (3,159)
                                                                             ---------------------     --------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of debt                                                                    (441)                     (263)
       Proceeds from the exercise of stock options                                           756                       136
       Proceeds from the issuance of long term debt                                        4,751                       ---
                                                                             ---------------------     --------------------
    Net cash provided by/(used in)financing activities                                     5,066                      (127)
                                                                             ---------------------     --------------------

                                                                             ---------------------     --------------------
       Effect of exchange rate changes on cash                                              (153)                       86
                                                                             ---------------------     --------------------

       Net increase/(decrease) in cash and cash equivalents                                1,493                    (4,612)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              4,534                     8,685
                                                                             ---------------------     --------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $       6,027             $       4,073
                                                                             =====================     ====================
 Supplemental cash flow information:
       Interest paid                                                               $         309             $         277
       Taxes paid                                                                  $         953             $          39

 See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

 (1)     BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of
American Technical Ceramics Corp. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of March 31, 2005, and the results of its operations for the three and nine month periods ended March 31, 2005 and 2004. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Results for the three and nine month periods ended
March 31, 2005 are not necessarily indicative of results which could be expected for the entire year.

(2)      IMPACT OF NEW ACCOUNTING STANDARDS:

         In December 2004, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards No. 123 (revised 2004),
"Share-Based Payment" ("SFAS No. 123 (R)"). This Statement is a revision of FASB
Statement No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 (R)
supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" ("APB No. 25"), and its related implementation guidance.
SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments.
The provisions of SFAS No. 123 (R) shall be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123 (R) effective July 1, 2005. The adoption of this standard will increase compensation expense to the extent the requisite service has not yet been rendered for options granted prior to July 1, 2003, that are accounted for under the intrinsic value method. Management has not yet determined the effect SFAS No. 123 (R) will have on the Company's consolidated results of operations or financial position.

         In November 2004, the FASB issued Statement of Financial Accounting
Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4"
("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4,
"Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS
No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition,
SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS
No. 151 effective July 1, 2005. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

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

         On March 3, 2005, the FASB issued FASB Staff Position FIN 46(R)5,
"Implicit Variable Interests under FASB Interpretation No. 46" ("FSP
FIN46(R)5"). This FSP provides that a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity or potential variable interest entity. A reporting enterprise that holds an implicit variable interest in a variable interest entity and is a related party to another variable interest holder should evaluate whether it is appropriate to consolidate the entity under FASB Interpretation No. 46. This FASB Staff
Position becomes effective for the Company on April 1, 2005. The Company is presently evaluating the applicability and potential impact of FSP FIN46(R)5.

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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

         Stock option activity for the three months ended March 31, 2005 and 2004 is as follows:

                                                         March 31, 2005                        March 31, 2004
                                               -----------------------------------------------------------------------
                                                                  Weighted                            Weighted
                                                                  Average                             Average
                                                Shares Subject    Exercise         Shares Subject     Exercise
                                                  to Options       Price             to Options        Price
                                               ----------------- ---------------- ------------------ --------------

Outstanding, beginning of period                   1,021,845       $     7.77       1,352,950         $      6.68
Granted                                                  ---              ---             ---                 ---
Canceled                                              (6,000)            9.84            (250)              11.40
Expired                                              (12,050)            9.10             ---                 ---
Exercised                                             (9,000)            3.15         (14,500)               3.65
                                               ------------------                  -------------
Outstanding, end of period                           994,795       $     7.79       1,338,200         $      6.71
                                               ==================                  ==============

         Stock option activity for the nine months ended March 31, 2005 and 2004 is as follows:

                                                         March 31, 2005                        March 31, 2004
                                               -----------------------------------------------------------------------
                                                                  Weighted                            Weighted
                                                                  Average                             Average
                                                Shares Subject    Exercise         Shares Subject     Exercise
                                                  to Options       Price             to Options        Price
                                               ----------------- ---------------- ------------------ --------------

Outstanding, beginning of period                   1,257,400       $     6.97       1,381,200         $     6.64
Granted                                               25,000             8.79          13,000               5.85
Canceled                                             (32,250)            8.08          (6,750)              9.93
Expired                                              (18,800)           11.40          (9,350)              8.08
Exercised                                           (236,555)            3.20         (39,900)              3.41
                                               ------------------                  ----------------
Outstanding, end of period                           994,795       $     7.79       1,338,200         $     6.71
                                               ==================                  ================

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

         Had compensation expense with respect to all options and awards granted under the Plans been determined based on the fair value method on the date of grant consistent with the methodology prescribed under SFAS No. 123 prior to
July 1, 2003, the Company's net income/(loss) and earnings/(loss) per share would have been equal to the pro forma amounts indicated below:

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

 (3)     STOCK-BASED COMPENSATION (CONTINUED):

                                                                               Three Months Ended March 31,
                                                                      -----------------------------------------------
                                                                                2005                    2004
                                                                      -----------------------    --------------------

Net income, as reported                                                 $          1,380         $            315
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects                         13                       30
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                                 (30)                    (722)
                                                                        ---------------------    --------------------
Pro forma income/(loss)                                                 $          1,363         $           (377)
Earnings/(loss) per share:
    Basic - as reported                                                 $           0.16         $           0.04
    Basic - pro forma                                                   $           0.16         $          (0.05)
    Diluted - as reported                                               $           0.16         $           0.04
    Diluted - pro forma                                                 $           0.16         $          (0.04)

                                                                               Nine Months Ended March 31,
                                                                      -----------------------------------------------
                                                                                2005                    2004
                                                                      -----------------------    --------------------
Net income/(loss), as reported                                          $          2,746         $           (914)
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects                         39                      105
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                                (312)                  (1,642)
                                                                        ---------------------    --------------------
Pro forma income/(loss)                                                 $          2,473         $         (2,451)
Earnings/(loss) per share:
    Basic - as reported                                                 $           0.33         $          (0.11)
    Basic - pro forma                                                   $           0.30         $          (0.30)
    Diluted - as reported                                               $           0.32         $          (0.11)
    Diluted - pro forma                                                 $           0.28         $          (0.30)

         The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over an expected grant life of five years.

(4)      SUPPLEMENTAL CASH FLOW INFORMATION:

        During the nine months ended March 31, 2005, the Company (i) granted deferred compensation stock awards with an aggregate value of $40 with respect to which expense shall be recognized ratably throughout fiscal year 2005, (ii)
granted stock options with respect to which compensation expense of $116 will be recognized evenly over the service period, and (iii) recognized a $183 reduction of income taxes payable related to disqualifying dispositions from incentive stock options exercised.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
 (5)     INVENTORIES:

     Inventories included in the accompanying consolidated financial statements consist of the following:

                              March 31, 2005           June 30, 2004
                            -------------------     -------------------
                               (unaudited)
     Raw materials          $      12,452            $    11,772
     Work-in-process                7,053                  6,722
     Finished goods                 6,752                  3,774
                            -------------------     -------------------
                            $      26,257            $    22,268
                            ===================     ===================

(6)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation:

                                                                     For the Three Months Ended March 31,
                                   ------------------------------------------------------------------------------------------------
                                                         2005                                             2004
                                                         ----                                             ----

                                      Net Income          Shares         Per-Share      Net Income        Shares        Per-Share
                                     (Numerator)      (Denominator)       Amount       (Numerator)     (Denominator)     Amount
                                     -----------      ------------     ------------   ------------     ------------     -----------

 Basic EPS                           $    1,380            8,470       $   0.16       $     315             8,136       $   0.04
                                                                       ============                                     ===========
 Effect of dilutive securities:
    Stock options                           ---                6                            ---               530
    Deferred compensation
       stock awards                         ---              299                            ---                 7

                                     ------------    --------------    ------------   -----------     --------------    -----------
 Diluted EPS                         $    1,380            8,775       $   0.16       $     315             8,673       $   0.04
                                     ============    ==============    ============   ===========     ==============    ===========

         Options covering 353 and 345 shares have been omitted from the calculation of dilutive EPS for the three months ended March 31, 2005 and 2004, respectively, because their inclusion would have been antidilutive.

                                                                      For the Nine Months Ended March 31,
                                  -------------------------------------------------- ---------------------------------------------
                                                        2005                                             2004
                                                        ----                                             ----

                                     Net Income          Shares         Per-Share       Net Loss         Shares        Per-Share
                                    (Numerator)      (Denominator)       Amount       (Numerator)     (Denominator)     Amount
                                    -----------      -------------       ------       -----------     -------------     ------

 Basic EPS                          $    2,746            8,374       $   0.33       $    (914)            8,116       $  (0.11)
                                                                      ============                                     ===========

 Effect of dilutive securities:

    Stock options                          ---                6                            ---              ---
    Deferred compensation
       stock awards                        ---              337                            ---              ---
                                    ------------    --------------    ------------   -----------     --------------    -----------
 Diluted EPS                        $    2,746            8,717       $   0.32       $    (914)            8,116       $  (0.11)
                                    ============    ==============    ============   ===========     ==============    ===========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

         Options covering 415 and 1,346 shares have been omitted from the calculation of dilutive EPS for the nine months ended March 31, 2005 and 2004, respectively, because their inclusion would have been antidilutive.

(7)      COMPREHENSIVE INCOME/ (LOSS):

         The Company's comprehensive income/(loss) is as follows:

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                      2005                    2004
                                                                                -------------------    -------------------

           Net income                                                           $          1,380       $             315
                                                                                -------------------    -------------------
           Other comprehensive income/(loss):
             Foreign currency translation
              adjustments                                                                   (143)                    (61)

             Unrealized gains on investments, net of tax                                     ---                       3
                                                                                -------------------    -------------------
           Other comprehensive loss
                                                                                            (143)                    (58)
                                                                                -------------------    -------------------
           Comprehensive income                                                 $          1,237       $             257
                                                                                ===================    ===================

                                                                                          For the Nine Months
                                                                                            Ended March 31,
                                                                                            2005                    2004
                                                                                -------------------    -------------------
           Net income/(loss)                                                    $          2,746       $            (914)
                                                                                -------------------    -------------------
           Other comprehensive income:
             Foreign currency translation
              adjustments                                                                    102                      93

             Unrealized gains on investments, net of tax                                       5                       1
                                                                                -------------------    -------------------
           Other comprehensive income                                                        107                      94
                                                                                -------------------    -------------------
           Comprehensive income/(loss)                                          $          2,853       $            (820)
                                                                                ===================    ===================

(8)      INDEBTEDNESS:

            Long-term debt consists of the following:
                                                                                  March 31, 2005          June 30, 2004
                                                                                -------------------     ------------------
                 Notes payable to banks                                         $         4,602          $          ---
                 Obligations under capital leases                                         2,998                   3,290
                                                                                -------------------     ------------------
                                                                                          7,600                   3,290
                 Less: current portion                                                    2,911                     394
                                                                                -------------------     ------------------
                 Long-term debt                                                 $         4,689          $        2,896
                                                                                ===================     ==================

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

        In April 2004, the Company entered into a $4,000 credit facility with
General Electric Capital Corporation ("GECC") for the purchase of equipment. The line bears interest, at the Company's option, at either a fixed rate of 3.47%
above the five year Treasury Bond yield or a floating rate of 3.65% above the
London Interbank Market ("LIBOR"). Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit was to expire on March 31, 2005. On March 14,
2005, GECC increased the line of credit to $6,000, and extended the expiration date to September 11, 2005. The line is renewable, at the option of GECC, for an additional six months. As of March 31, 2005, the Company had $2,602 outstanding under this line.

        In December 2004, the Company entered into a one-year credit facility with Commerce Bank, N. A. ("Commerce Bank"). During the term, the Company may request advances under the facility from time to time up to an aggregate of
$5,000. Interest on advances are at floating rates based on the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Each borrowing under the line will expire on November 30, 2005. During the term of the loan, the Company will make interest only payments with the balance of the loan payable on the expiration date. All outstanding borrowings under the facility are subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of March 31, 2005, the Company had $2,000 outstanding under this credit facility currently bearing interest at 5.75%.

        The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville
Facility") from a partnership controlled by the Company's President, Chief
Executive Officer and principal stockholder under a capital lease. At March 31,
2005, the Jacksonville Facility has an aggregate cost of $5,104 and a net book value of $2,052. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease provides for annual increases in base rent for years beginning after May 1, 1999, based on the increase in the Consumer Price Index ("CPI") since May 1, 1998, applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. Effective October 1, 2004, the Company is obligated to pay approximately $756 per annum under this lease. The payments due over the remaining term of this capital lease, including the portion related to interest, total approximately $4,159.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

         Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risks associated with international sales and sales to the U.S. military, risk of customer contract or sales order cancellations and other risks detailed from time to time in the
Company's filings with the Securities and Exchange Commission, including, without limitation, those contained under the caption "Item 1 BUSINESS -
CAUTIONARY STATEMENTS REGARDING FORWARD - LOOKING STATEMENTS" in the Company's
Annual Report on Form 10-K. These risks could cause the Company's actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Any forward-looking statement represents the Company's expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. The Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.

Overview

         Bookings, sales and net income in each of the quarters in the current fiscal year have exceeded the levels attained in the comparable quarter in the prior fiscal year. Bookings improvements compared to the prior fiscal year were primarily due to increases from the wireless infrastructure, medical equipment and military markets. Growth has come from improved economic conditions, improved market share and expanding acceptance of newer products in the market.
The Company expects this positive trend in bookings will continue in the near term.

         Improvements in net income have essentially tracked improvements in sales. The Company has benefited from certain manufacturing efficiencies that result from operating at higher volumes. Gross margins have improved partly due to these efficiencies and partly due to favorable product mix as certain lower margin, high volume business was replaced with higher margin business.

         The Company borrowed $2,000 under its line of credit with Commerce Bank primarily to settle its remaining precious metal commitments which came due on
April 1, 2005. During the quarter ended March 31, 2005, the Company increased its line of credit with GECC from $4,000 to $6,000, extended the term an additional six months to September 11, 2005 and incurred approximately $863 in additional borrowings to fund equipment purchases. See "MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND
CAPITAL RESOURCES".

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

RESULTS OF OPERATIONS
KEY COMPARATIVE PERFORMANCE INDICATORS

                                                 Three Months Ended                             Nine Months Ended
                                      ------------------------------------------    ------------------------------------------
                                        March 31, 2005         March 31, 2004         March 31, 2005         March 31, 2004
                                      -------------------    -------------------    -------------------    -------------------

Sales                                 $       18,991         $       16,109         $       52,148         $       42,174
Bookings                              $       19,304         $       18,721         $       52,291         $       45,181

Gross Margin                          $        6,667         $        5,313         $       17,629         $       11,832
Gross Margin (% of sales)                       35.1%                  33.0%                  33.8%                  28.1%

Operating Expenses                    $        4,584         $        4,820         $       13,440         $       12,859
Operating Expenses  (% of sales)                24.1%                  29.9%                  25.8%                  30.5%

SIGNIFICANT HIGHLIGHTS

         Sales for the three and nine months ended March 31, 2005 increased 18%
and 24%, respectively, over the comparable period in the prior fiscal year.
Growth in sales for the year-to-date period ended March 31, 2005 (24%) was greater than that for the three month period ended March 31, 2005 (18%), primarily due to sales growth that accelerated in the three month period ended
March 31, 2004.

         Bookings for the three and nine months ended March 31, 2005, increased
3% and 16%, respectively, over the comparable period in the prior fiscal year.

Three Months Ended March 31, 2005, Compared with Three Months Ended March 31,
2004

         Bookings for the three months ended March 31, 2005 were $19,304, compared to $18,721 for the three months ended March 31, 2004. The improvement in bookings was due primarily to improved bookings from the wireless infrastructure and medical markets.

         The backlog of unfilled orders at March 31, 2005 was $13,621, compared to $12,142 at March 31, 2004 and $13,472 at June 30, 2004.

         Net sales for the three months ended March 31, 2005 increased 18% from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of improved economic conditions in the electronic components industry, increased market share and expanding acceptance of the Company's newer products in the market. The volume improvement was mainly from sales to customers in the wireless infrastructure, medical equipment and military markets.

         Gross margin for the three months ended March 31, 2005 was 35% of net sales, compared to 33% of net sales for the comparable period in the prior fiscal year. Gross margins increased due to higher sales volume, favorable product mix, efficiencies associated with operating at higher production levels and increased precious metal recovery, partially offset by increased labor and overhead costs. Labor and overhead cost increases primarily relate to increased headcount and the redesignation of certain personnel from research and development to production support. Over the past year, the Company has added personnel and incurred other expenses in connection with its efforts to increase production, reduce lead times and improve market share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Selling, general and administrative expenses for the three months ended
March 31, 2005 increased 3% from the comparable period in the prior fiscal year.
The increase was primarily the result of increased administrative and sales personnel, salary increases, bonuses, commission expense, professional fees and expenses associated with the expansion of the Company's foreign sales offices in
China and Sweden, partially offset by lower bad debt expense.

         Research and development expenses for the three months ended March 31,
2005 decreased 33% from the comparable period in the prior fiscal year, primarily as a result of the redesignation of certain personnel to production support.

         As a result of the foregoing, net income for the three months ended
March 31, 2005 was $1,380, or $0.16 per common share and common share assuming dilution, compared to net income of $315, or $0.04 per common share and common share assuming dilution, for the comparable period in the prior fiscal year.

Nine Months Ended March 31, 2005, Compared with Nine Months Ended March 31, 2004

         Bookings for the nine months ended March 31, 2005 were $52,291, compared to $45,181 for the nine months ended March 31, 2004. The improvement in bookings was due primarily to improved bookings from the wireless infrastructure, military and medical markets.

         Net sales for the nine months ended March 31, 2005 increased 24% from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of improved economic conditions in the electronic components industry, increased market share and expanding acceptance of the Company's newer products in the market. The volume improvement was mainly from sales to customers in the wireless infrastructure, medical equipment and military markets.

         Gross margin for the nine months ended March 31, 2005 was 34% of net sales, compared to 28% of net sales for the comparable period in the prior fiscal year. Gross margins increased due to higher sales volume, increased precious metal recovery and efficiencies associated with operating at higher production levels, partially offset by an unfavorable sales mix of lower margin, high volume product, increased labor and overhead costs and inventory writedowns to net realizable value. Labor and overhead cost increases primarily relate to increased headcount and the redesignation of certain personnel from research and development to production support. Over the past year, the Company has added personnel and incurred other expenses in connection with its efforts to increase production, reduce lead times and improve market share. Precious metal recovery increased primarily due to a higher amount of metal reclaimed.

         Selling, general and administrative expenses for the nine months ended
March 31, 2005 increased 12% from the comparable period in the prior fiscal year. The increase was primarily the result of salary increases, severance costs, commission expense and expenses associated with the expansion of the
Company's foreign sales offices in China and Sweden, partially offset by lower bad debt expense.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         Research and development expenses for the nine months ended March 31,
2005 decreased 30% from the comparable period in the prior fiscal year, primarily as a result of the redesignation of certain personnel to production support.

         As a result of the foregoing, net income for the nine months ended
March 31, 2005 was $2,746, or $0.33 per common share and $0.32 per common share assuming dilution, compared to net loss of $914, or ($0.11) per common share and common share assuming dilution, for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

                                                       March 31, 2005            June 30, 2004          March 31, 2004
                                                   -----------------------    --------------------    --------------------

         Cash and Investments                            $      8,025            $       7,042           $       7,082
         Working Capital                                 $     36,963            $      34,900           $      31,565
         Quarter Ended:
           Operating Cash Flow                           $        473            $       1,142           $      (1,736)
           Capital Expenditures                          $      1,322            $       1,130           $       1,755
           Depreciation and Amortization                 $      1,531            $       1,306           $       1,317

         Current Ratio                                          4.2:1                    5.1:0                   5.8:1
         Quick Ratio                                            1.6:1                    2.0:0                   2.5:1

         The Company's financial position at March 31, 2005 remains strong as evidenced by working capital of $36,963. The Company's current and quick ratios at March 31, 2005 also remain strong.

         Cash, cash equivalents and investments increased by $983 from June 30,
2004, as a result of positive operating cash flows and loan proceeds, partially offset by capital expenditures. Inventories increased by $3,989 from June 30,
2004, primarily as a result of higher production levels to support current and future demand.

         The current portion of long-term debt increased by $2,517 from June 30,
2004, due to borrowings incurred under the Commerce Bank line of credit and the
GECC equipment line of credit. Borrowings under the Commerce Bank line are all due within one year. Accrued expenses decreased by $527 from June 30, 2004, due to the timing of payments of various accrued expenses. Taxes payable increased
$723 from June 30, 2004, primarily due to taxable income generated during the nine months ended March 31, 2005, partially offset by federal estimated tax payments.

         On April 1, 2005, the Company purchased an additional $2,500 of precious metals (primarily palladium and silver) completing its outstanding precious metal purchase commitments.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         In April 2004, the Company entered into a $4,000 credit facility with
GECC for the purchase of equipment. The line bears interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit was to expire on March 31, 2005. On
March 14, 2005, GECC increased the line of credit to $6,000, and extended the expiration date to September 11, 2005. The line is renewable, at the option of
GECC, for an additional six months. As of March 31, 2005, the Company had borrowed an aggregate of $2,751 under this credit facility bearing interest at
7.15%.

         In December 2004, the Company entered into a one-year credit facility with Commerce Bank. During the term, the Company may request advances under the facility from time to time up to an aggregate of $5,000. Interest on advances are at floating rates based on the Prime Rate as reported in the Wall Street
Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Each borrowing under the line will expire on
November 30, 2005. During the term of the loan, the Company will make interest only payments with the balance of the loan payable on the expiration date. All outstanding borrowings under the facility are subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios.
As of March 31, 2005, the Company had borrowed an aggregate of $2,000 under this credit facility currently bearing interest at 5.75%.

         The Company leases a facility in Jacksonville, Florida from a partnership controlled by the Company's President, Chief Executive Officer and
principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of October 2004, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility or annual increases based on the consumer price index as required by the terms of the lease. Each fair market rental adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective October 1, 2004, the Company is obligated to pay approximately
$756 per annum under this lease. The payments due over the remaining term of this capital lease, including the portion related to interest, total approximately $4,159.

         Capital expenditures for the nine months ended March 31, 2005 totaled
$7,195, including expenditures for machinery and equipment and leasehold improvements. The Company intends to use cash on hand, cash generated through operations and the line of credit with GECC to finance budgeted capital expenditures of approximately $2,000 for the remainder of fiscal year 2005, primarily for equipment acquisitions and building renovations.

         Aggregate contractual obligations as of March 31, 2005, mature as follows:

                                                                             Payments Due by Period
                                       --------------------------------------------------------------------------------------------
                                           Total           Less than 1            1- 3               3- 5              After 5
       Contractual Obligations                                 year               years              years              years
----------------------------------     --------------     ---------------     --------------    ----------------    ---------------

Bank Debt                                    $ 5,148             $ 2,734            $ 1,312            $  1,102            $   ---
Capital Lease Obligations                      4,159                 756              1,512               1,512                379
Operating Leases                               1,264                 503                735                  26                ---
Purchase Obligations                           4,836               4,836                ---                 ---                ---
                                       --------------     ---------------     --------------    ----------------    ---------------
Total Contractual Obligations               $ 15,407             $ 8,829            $ 3,559            $  2,640            $   379
                                       ==============     ===============     ==============    ================    ===============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

         The Company routinely enters into binding and non-binding purchase obligations in the ordinary course of business, primarily covering anticipated purchases of inventory and equipment. The terms of these commitments generally do not extend beyond one year. At March 31, 2005, the Company had commitments to purchase an aggregate of $2,500 of precious metals all of which were settled
April 1, 2005.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

IMPACT OF NEW ACCOUNTING STANDARDS

         In December 2004, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards No. 123 (revised 2004),
"Share-Based Payment" ("SFAS No. 123 (R)"). This Statement is a revision of FASB
Statement No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 (R)
supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" ("APB No. 25"), and its related implementation guidance.
SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments.
The provisions of SFAS No. 123 (R) shall be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123 (R) effective July 1, 2005. The adoption of this standard will increase compensation expense to the extent the requisite service has not yet been rendered for options granted prior to July 1, 2003, that are accounted for under the intrinsic value method. Management has not yet determined the effect SFAS No. 123 (R) will have on the Company's consolidated results of operations or financial position.

         In November 2004, the FASB issued Statement of Financial Accounting
Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4"
("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4,
"Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS
No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition,
SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS
No. 151 effective July 1, 2005. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     On March 3, 2005, the FASB issued FASB Staff Position FIN 46(R)5, "Implicit
Variable Interests under FASB Interpretation No. 46" ("FSP FIN46(R)5"). This FSP
provides that a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity or potential variable interest entity. A reporting enterprise that holds an implicit variable interest in a variable interest entity and is a related party to another variable interest holder should evaluate whether it is appropriate to consolidate the entity under FASB Interpretation No. 46. This FASB Staff Position becomes effective for the Company on April 1, 2005. The Company is presently evaluating the applicability and potential impact of FSP FIN46(R)5.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure at March 31, 2005 is consistent with the types of market risk and amount of exposures, including foreign currency exchange rate, commodity price, security price and interest rate risks, presented in its Annual Report on Form 10-K for the fiscal year ended June 30,
2004.

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

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5.        Not Applicable

ITEM 6.                    Exhibits

EXHIBIT NO.   DESCRIPTION

10(x)         -   Letter from General Electric Capital Corporation, dated as of
                  March 14, 2005
10(y)(i)      -   Victor Insetta Compensation Arrangement
10(y)(ii)     -   Stuart Litt Consulting Arrangement
10(y)(iii)    -   Executive Compensation Arrangements
10(y)(iv)     -   Director Compensation Arrangements
31.1          -   Section 302 Certification of Principal Executive Officer.
31.2          -   Section 302 Certification of Principal Accounting Officer.
32.1          -   Section 906 Certification of Principal Executive Officer.
32.2          -   Section 906 Certification of Principal Accounting Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                        AMERICAN TECHNICAL CERAMICS CORP.
                                    (Company)

     DATE:    May 16, 2005        BY:     /S/ VICTOR INSETTA
                                          -------------------------------
                                              Victor Insetta
                                           President and Director
                                          (Principal Executive Officer)

     DATE:    May 16, 2005        BY:     /S/ ANDREW R. PERZ
                                          ------------------ -----------
                                              Andrew R. Perz
                                           Vice President, Controller
                                          (Principal Accounting Officer)