Form 10-K
period 2005-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2005-10-04
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
       (MARK ONE)
          (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                       OR

          (  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                                 ______TO_______

                          COMMISSION FILE NUMBER 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                         11-2113382
 ------------------------------                          ---------------------
  (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

 1 NORDEN LANE, HUNTINGTON STATION, NY                          11746
----------------------------------------                     -----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: (631) 622-4700
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------- -----------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE           AMERICAN STOCK EXCHANGE

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
                                YES [ X ] NO [ ]

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
TO THE BEST OF THE COMPANY'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION
STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K. [ X ]

         INDICATE BY CHECK MARK WHETHER THE COMPANY IS AN ACCELERATED FILER AS
DEFINED IN EXCHANGE ACT RULE (2b-2).
                                YES [ ] NO [ X ]

         INDICATE BY CHECK MARK WHETHER THE COMPANY IS A SHELL COMPANY AS
DEFINED IN EXCHANGE ACT RULE (12b-2).
                                YES [ ] NO [ X ]

         AS OF THE LAST BUSINESS DAY OF THE COMPANY'S MOST RECENTLY COMPLETED
SECOND FISCAL QUARTER ENDED DECEMBER 31, 2004, THE AGGREGATE MARKET VALUE OF THE
COMPANY'S COMMON STOCK (BASED UPON THE CLOSING SALES PRICE OF THE COMPANY'S
COMMON STOCK ON THE AMERICAN STOCK EXCHANGE ON SUCH DATE) HELD BY NONAFFILIATES
OF THE COMPANY WAS APPROXIMATELY $36,685,572. (FOR PURPOSES OF THIS REPORT, ALL
OFFICERS AND DIRECTORS HAVE BEEN CLASSIFIED AS AFFILIATES, WHICH CLASSIFICATION
SHALL NOT BE CONSTRUED AS AN ADMISSION OF THE AFFILIATE STATUS OF ANY SUCH
PERSON.)

         ON SEPTEMBER 12, 2005, THE COMPANY HAD OUTSTANDING 8,523,923 SHARES OF
COMMON STOCK.

         DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE COMPANY'S PROXY
STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON NOVEMBER
15, 2005, ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.

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

         The recovery in the technology and telecommunications sectors that began in the second half of fiscal year 2004 continued in fiscal year 2005. The
Company experienced substantial increases in sales and bookings in fiscal year
2005. Bookings from customers in all of the Company's largest markets increased during this period.

           PRODUCTS

         The Company's traditional line of MLCs are available in predominantly four physical sizes designated "A" (.055 inch cube), "B" (.110 inch cube), "C"
(.250 inch cube) and "E" (.380 inch cube); in three types of dielectrics:
low-loss porcelain (the 100 series), zero temperature coefficient (the 700 series) and high dielectric constant (the 200 series); and in a variety of capacitance values. The 100 series, the Company's basic product line, is widely used in microwave equipment. The 700 series, because of its lower temperature coefficient, is used in tuning circuits in UHF/Microwave and lower frequency applications. The 200 series has high packaging density and is used in microcircuits where high capacitance value is needed in a small space. The
Company's traditional line of MLCs is one of three product lines that accounts for more than 10% of the Company's consolidated revenue, accounting for approximately 69%, 70% and 73%, of the Company's revenues in fiscal years 2005,
2004 and 2003, respectively.

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

         Approximately 92% of the Company's sales in each of fiscal years 2005 and 2004 and approximately 89% of sales in fiscal year 2003 were to commercial
(i.e., applications other than Hi-Rel) customers. The Company estimates that approximately 8% of the Company's sales in fiscal years 2005 and 2004 and approximately 11% of sales in fiscal year 2003 were sales of Hi-Rel products.
See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING -- FOREIGN SALES."

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
These products are targeted toward the high-performance, lower-priced segment of the wireless industry. The Company manufactures predominantly three physical sizes designated "S" (.06" x .03" rectangle), "L" (.04 x .02 rectangle), and "F"
(.08 x .05 rectangle). These are lower-priced than the Company's traditional
MLCs (approximately two-thirds the price of the lowest-priced comparable part), and use a newer ceramic proprietary formulation developed by the Company to optimize performance for cellular and PCS operating frequencies. Sales from this product line amounted to approximately 13%, 10% and 6% of the Company's revenues in fiscal years 2005, 2004 and 2003, respectively.

         The Company also offers specialized capacitors designed to perform at frequencies higher than the useful range of typical microwave MLCs. The
Company's Microcap(R), a single layer ceramic capacitor, was developed to meet certain applications where small size is critical and which operate at frequencies extending higher than those for which MLCs are typically chosen.
Manufactured and sold in both Hi-Rel and commercial versions, these products are used in wideband wireless data communications, satellite communications, military systems and other microwave and millimeter-wave applications. Another product tailored to the same market, the 500S Broadband Microwave Capacitor
(BMC), is based on a patented construction designed to be compatible with customers' high-volume surface-mount assembly technologies. Sales of these two product types combined amounted to approximately 2% of the Company's revenues in each of fiscal years 2005, 2004 and 2003.

         The Company has diversified its product line through the development of custom product capability based on thin film technologies. The Company produces metallized circuits and passive components on high-quality ceramic substrates to customers' drawings and specifications. Thin film layers deposited on the ceramic substrate may consist of a variety of materials with specific conductive, resistive, capacitive and other properties enabling the build-up of the desired circuit pattern. As with a typical circuit board, the customer may then attach discrete components and chips to complete the circuit. Thin film products are used by the Company's customers in a broad range of applications, including microwave components, fiber optic repeaters and high-density packaging of devices, typically where requirements for high reliability, small size and dimensional precision are paramount. In fiscal years 2005, 2004 and 2003, thin film sales represented approximately 11%, 14% and 13% of the Company's revenues, respectively.

         In June 2000, the Company introduced a line of high power, passive resistive products. In fiscal year 2002, the Company added thin film resistor manufacturing capability to its resistive products line. Typically, thin film resistors offer a higher degree of reliability and are better able to handle power than their thick film counterparts. The Company's products, including standard resistors, terminations, attenuators and other customized products, consist of resistive and conductive layers deposited on a substrate of aluminum nitride, a base material chosen for its high thermal conductivity and its non-toxic properties. High power resistive products are used in many of the same types of equipment as the Company's capacitor products. Other applications for these products, which reflect an expansion of the Company's customer base, include RF and microwave products, including power amplifiers, up and down converters, and high power combiner/dividers. The markets for these products include the wireless and telecommunication markets, including base station and satellite communications, and a broad range of medical, military and other commercial applications. Resistive product sales represented 2% of the Company's revenues in fiscal year 2005 and less than 1% in each of the fiscal years 2004 and 2003.

         Since fiscal year 2002, the Company has offered, on a limited basis, certain products based upon a new high-density electronic packaging technology for radio frequency (RF) and microwave frequency broadband applications. This technology, commonly referred to as Low Temperature Co-fired Ceramic ("LTCC"), is based on high performance dielectric ceramic materials, some manufactured by the Company and others purchased from leading electronic materials manufacturers. The Company markets this technology under the name Co-fired
Ceramic Packaging ("CCP"). Traditional RF and microwave circuits have been limited in size and performance by the use of only two dimensions to incorporate all RF elements and passive components, such as inductors, capacitors and resistors. LTCC technology enables the user to design circuits in the third dimension with the integration of the RF elements and passive components in the body of the electronic circuit. LTCC technology also provides the ability to design circuits with integrated RF components such as couplers, power dividers/combiners, filters and impedance transformers, and passive devices. CCP sales accounted for 2% of the Company's revenues in fiscal year 2005 and less than 1% of the Company's revenues in fiscal years 2004 and 2003. See "Item 1.
BUSINESS -- MANUFACTURING and -- RESEARCH AND DEVELOPMENT."

           MANUFACTURING

         The manufacturing process for MLC's involves four primary stages. The first, or "white room" stage, includes tape casting, multi-layer lamination, dicing and firing of ceramic chips. In this phase, layers of electrically conducting material are printed onto ceramic tape in patterns, which eventually form the electrodes of the capacitor. The screen-printing technology used for the printing of such layers is referred to as "thick film". In the second, or
"termination" stage, the ceramic chips are coated with silver. In the third, or
"finishing" stage, the parts are then customized to specific order requirements for commercial applications. This stage includes, but is not limited to, chip plating, soldering of leads, laser marking and chip packaging. The chips are tested electrically and inspected throughout the entire process. If the customer's specifications call for a higher level of performance assurance, the parts are put through a fourth stage, the Hi-Rel stage, where additional testing is performed.

         The Company currently manufactures MLC's at its facilities in
Huntington Station, New York and Jacksonville, Florida. Its primary MLC manufacturing site is Huntington Station, consisting of four manufacturing facilities which aggregate approximately 76,000 square feet. Two of these facilities house the Company's state-of-the-art chip fabrication operations.
These facilities are designed to provide optimum control of the Company's manufacturing processes and product quality, while substantially increasing its output capability. The other two facilities provide "finishing" process steps or key manufacturing support activities.

         The Company manufactures its 500 and 600 series capacitors at its facility in Jacksonville, Florida. Over the past three fiscal years the Company expanded the offering of the 600 series to include an additional case size each year to better serve the EIA (Electronic Industry Association) product standardization used by its customers. The Jacksonville facility is also the site of manufacture for the Company's thin film, Microcap(R) SLC, resistor and
CCP product lines, and serves as the Company's new product technology center.
The Jacksonville facilities aggregate over 109,000 square feet of space with
37,000 square feet committed to custom circuit operations.

         Portions of the Jacksonville facility have been redesigned over the last few years in order to accommodate what the Company refers to as its
"Factory of the Future". Utilizing recently developed and acquired materials, processes and equipment, the Company can manufacture MLC products at this facility at higher degrees of precision and control and at a substantially lower cost with accompanying high output. Moreover, the manufacturing operations at this facility are flexible, enabling the Company to produce ceramic structures of a wide variety of sizes, shapes and internal configurations. The Company installed several high speed test and packaging systems currently processing in excess of 100,000 units per hour, which is a several fold increase compared to the previous systems.

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

         Utilizing its core competencies in the manufacture of MLC devices, over the past two years the Company has developed the capability to manufacture microelectronic ceramic circuits. Starting in fiscal year 2004, the Company has been using this technology in connection with its CCP product line. Similar to commercial printed circuit board manufacturing, the Company can manufacture multiple layer boards with layer-to-layer interconnects and circuitry on each layer in a ceramic structure. The CCP product line, much like the Company's thin film product line, operates in a build-to-order format. The Company typically receives drawings for custom devices and packages from its customers and builds products to their specification, utilizing multiple layer circuit technology.

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

         Before full market introduction of a new product, the Company generally establishes a production line for the product and manufactures substantial quantities to evaluate and verify its ability to consistently meet quality and performance standards. Such efforts involve the dedication of equipment, materials and labor, and, to the extent that these efforts do not result in saleable product, all costs are expensed. During fiscal years 2003 and 2004, the
Company's CCP product line was in the development phase. During fiscal year
2005, the Company completed the development of this product line.

         To complement its own manufacturing efforts and to provide a wide variety of product offerings to its customers, the Company has from time to time entered into arrangements with other manufacturers to produce certain products to the Company's specifications. These products accounted for approximately 1%,
3% and 5% of the Company's consolidated revenues in fiscal years 2005, 2004 and
2003, respectively.

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
BUSINESS -- RESEARCH AND DEVELOPMENT."

         In fiscal year 2003, the Company attained ISO-9001:2000 status, which includes product design capability. It is a higher level certification than the
Company previously had. The Company's European sales and distribution office achieved ISO-9001:2000 certification status during fiscal year 2003. During fiscal year 2004, the Company established an Environmental Management System in accordance with ISO-14001 requirements, and the New York manufacturing facility received certification to ISO-14001 during fiscal year 2005.

           CUSTOMERS AND MARKETING

         The Company markets its products primarily to customers in the wireless infrastructure, fiber optic telecommunications, military, medical, semiconductor equipment manufacturing and aerospace industries. The customers included within these industries are manufacturers of microwave, high frequency and fiber optic systems, subsystems and equipment, including original equipment manufacturers
(OEMs) and Electronics Manufacturing Services (EMS) companies and suppliers thereto, and government contractors and subcontractors. Most of the Company's products are used in the manufacture of capital equipment.

         The Company promotes its products through specialized trade shows, industry trade journal advertisements, a site on the Internet's World Wide Web and catalog direct mail programs. In fiscal year 2000, the Company started taking orders, on a limited basis, via its web site. In fiscal year 2004, the
Company increased the list of products available for sale via its web site and plans to further expand these offerings in the future.

         The Company shipped to approximately 2,000 customers in fiscal years
2005, 2004 and 2003. The top ten customers combined accounted for approximately
29%, 30% and 29% of net sales in fiscal years 2005, 2004 and 2003, respectively.
No customer accounted for more than 10% of the Company's net sales in fiscal years 2005, 2004 or 2003.

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
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

         During fiscal year 2005, the Company's wholly-owned subsidiary in
Sweden, through its own wholly-owned subsidiary, established a representative office within the Russian Federation to service the growing market there.

         At June 30, 2005, the Company utilized approximately 17 sales representative organizations in the United States and approximately six sales representative and reseller organizations in foreign countries, principally
Europe, Canada and the Far East. The Company's sales representatives and resellers generally have substantial engineering expertise, which enables them to assist the Company in providing a high level of service to assist customers in generating product specifications and in providing applications assistance and maintaining contact with key customers. The Company employs regional sales managers to supervise its sales representatives and resellers and a staff of sales and applications specialists to provide direct contact with and support to customers.

          FOREIGN SALES

         In fiscal years 2005, 2004 and 2003, sales to customers located outside the United States constituted 47%, 47% and 41% of net sales, respectively. The
Company's foreign customers are located primarily in Europe, Canada and the Far
East. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING" and Note 9 of Notes to
Consolidated Financial Statements. All foreign sales, except sales by the
Company's wholly-owned subsidiary in Stockholm, Sweden, are denominated in
United States dollars. The Company attempts to reduce the risk of doing business in foreign countries through the use, in certain circumstances, of prepayment or sight drafts, and by working closely with its foreign representatives and distributors in assessing business environments.

           SALES BACKLOG

        The Company's sales backlog was $13,958,000, $13,472,000 and $9,129,000 at June 30, 2005, 2004 and 2003, respectively. Backlog generally consists of a combination of the Company's standard products and custom manufactured parts that require a longer lead time to produce. The long-term trend in customer requirements for the Company's standard products has been toward shorter lead times. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING."

        The Company offers its Quik-Pick 48 Hour System(R) program pursuant to which products are shipped within 48 hours from the time the order is placed.
This program has consistently been popular with its customers. In order to offer this program, the Company has to maintain higher inventory levels of certain products in proportion to total sales than it would otherwise and higher than those maintained by some other capacitor manufacturers. The contribution of the
Quik-Pick(R) program to the financial results of the Company depends critically on the Company's ability to accurately predict customer demand for the various products offered through the program.

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
BUSINESS - MANUFACTURING."

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

        The Company's research and development efforts remain focused on the development of new products and processes related to its core product lines. For example, during fiscal year 2004, the Company continued its efforts on developing enhancements to its line of specialty higher frequency capacitors.
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
BUSINESS - PRODUCTS."

        The initial phases of the CCP process were completed during fiscal year
2003, and during fiscal year 2004 the Company started to sell these products. In fiscal year 2005, the Company sold in excess of $1,500,000 of these products.
The Company continues to believe in the long-term prospects for this technology, and intends to continue the enhancement of its capabilities along with additional processes that further expand its offering of products during fiscal year 2006. In this regard, the Company has entered into an agreement to purchase from CTS Corporation certain equipment and inventory used by CTS in the manufacture of LTCC products. It is anticipated that the closing of the transaction will occur in the second quarter of fiscal year 2006. The Company intends to transfer the equipment and inventory to its facility in Jacksonville,
Florida, where it will be used, among other things, in the production of LTCC products and certain of the Company's specialty MLCs.

        Expenditures for research and development were approximately $2,161,000,
$3,067,000 and $2,766,000 in fiscal years 2005, 2004 and 2003, respectively, representing approximately 3%, 5% and 6% of net sales, respectively. The Company anticipates that research and development expenditures in fiscal year 2006, expressed as a percentage of net sales, will be comparable to fiscal year 2005.

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

        In April 2005, the Company fulfilled a commitment to purchase $4.5 million of precious metals (primarily palladium and silver) through the third quarter of fiscal year 2005 to protect against shortages and rising prices.
Currently, the Company does not have any open orders to purchase additional precious metal inventory. As economic conditions improve, the demand for the precious metals the Company uses in its manufacturing processes is increasing throughout the electronics industry and other industries. As a result, the
Company has seen a rise in the market prices of certain of these metals. The
Company believes that, based upon its current levels of production, it owns a sufficient supply of precious metals such that the Company would not have to buy any additional quantities for the next six months. See "Item 7. MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

          COMPETITION

        Competition in the broad MLC industry continues to be intense and, in general, is based primarily on price. In the UHF/Microwave market segment, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Company believes any competitive advantage it may have results from its ability to achieve consistent quality and reliability, fast deliveries and high levels of customer service. Potential growth of some market applications may in the future increase the competitive importance of price in this market. The Company believes it competes in the UHF/Microwave capacitor market with several other manufacturers, both domestically and abroad, including AVX Corporation, Dover
Corporation, Tekelec, Spectrum Control, Inc., Murata Manufacturing Co. Ltd and
Taiyo Yuden, most of which are larger and have broader product lines and greater financial, marketing and technical resources than the Company. There are other large commodity-type MLC manufacturers who have attempted to develop products for the UHF/Microwave market segment. While the Company believes these efforts have not produced significant results to date, there can be no assurance that such efforts will not be successful in the future. New product developments may lead the Company into markets where there are existing competitors that may have significantly greater financial and technical resources and greater expertise in mass production techniques than the Company. Competition in the Company's other product areas is similar in nature to that of the capacitor market. The primary competition for the Company's thin film products is Reinhardt Microtech AG. The primary competition for the Company's resistive products are Anaren Inc., EMC
Technologies and Florida RF Labs Inc., the last two of which are both subsidiaries of Smiths Group PLC.

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
See "Item 1. BUSINESS -- CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING
STATEMENTS."

        During fiscal year 2004, the Company established an Environmental
Management System in accordance with ISO-14001 requirements, and during fiscal year 2005, the Company's New York facility achieved ISO-14001 certification.

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

             EMPLOYEES

        At June 30, 2005, the Company employed 452 persons at its facilities in
New York, of which 23 were employed on a part-time basis; 284 persons at its facilities in Florida, of which one was employed on a part-time basis; ten persons in sales offices in Asia and 14 persons in sales offices in Europe of which one was employed on a part-time basis. Of the 760 persons employed by the
Company, 638 were involved in manufacturing and testing activities and as support personnel, 104 were involved in selling, general and administrative activities, and 18 were involved in research and development activities. None of the Company's employees are covered by collective bargaining agreements. The
Company considers its relations with its employees to be satisfactory.

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

        During fiscal year 2005, the Company's ten largest customers accounted for approximately 29% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. See "Item 1.
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

        The Company's business may be adversely affected by difficulties in obtaining raw materials and other items needed for the production of its products, the effects of quality deviations in raw materials and fluctuations in prices of such materials. Palladium, a precious metal used in the production of the Company's capacitors, is currently available from a limited number of metal dealers who obtain product from the Republic of South Africa or the Russian
Federation. A prolonged cessation or reduction of exports of palladium by the
Republic of South Africa or the Russian Federation, or a significant increase in the price of palladium, could have a material adverse effect on the Company's business. See "Item 1. BUSINESS -- RAW MATERIALS" and "Item 7. MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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
See "Item 1. BUSINESS -- ENVIRONMENTAL COMPLIANCE."

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

        ADDRESS OF FACILITY                PRIMARY FUNCTION                  SQUARE FOOTAGE OCCUPIED       TYPE OF OCCUPANCY

        10 Stepar Place
        Huntington Station, New York       Production                               11,200                     Owned

        11 - 13 Stepar Place               Production and
        Huntington Station, New York       production support   (1)                 20,000                     Owned

        15 Stepar Place                                                             35,700                     Leased from Principal
        Huntington Station, New York       Production                                                          Stockholder (2)
        One Norden Lane
        Huntington Station, New York       Production                                8,700                     Owned

        17 Stepar Place
        Huntington Station, New York       Sales and administration                 18,000                     Owned

        2201 Corporate Square Blvd.        Production, research                     99,700                     Leased from Principal
        Jacksonville, Florida               and development                                                    Stockholder (2)
        8810 Corporate Square Court
        Jacksonville, Florida              Production   (3)                         10,000                     Owned

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
                  This facility was placed into operation during fiscal year
                  2005 and houses production and production support activities.

         (2)      See "Item 13. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS"
                  and Notes 4 and 7 of Notes to Consolidated  Financial
                  Statements.

         (3)      In fiscal year 2004, the Company purchased this 10,000 square foot facility in Jacksonville, Florida that it had been
                  leasing. The Company was utilizing the majority of the
                  building under the lease. As a result of the purchase, the
                  Company added a small amount of additional space which it is reserving for future use.

ITEM 3.           LEGAL PROCEEDINGS

        The Company is not currently a party to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended June 30, 2005.

             EXECUTIVE OFFICERS

        The executive officers of the Company are as follows:

        Victor Insetta, age 65, co-founded the Company in 1966 and has served as
President, Chief Executive Officer and a director of the Company since its organization.

        Richard Monsorno, age 53, has been employed by the Company in various capacities since 1983. In August 1996, he was appointed Senior Vice President -
Technology.

        Kathleen M. Kelly, age 51, has been employed by the Company in various capacities since 1974. She has served as Vice President - Administration and as corporate Secretary since November 1989.

        David B. Ott, age 63, joined the Company in June 1999 as Vice President
- New York Manufacturing. In December 2000, he was appointed Senior Vice
President, New York Manufacturing. In April 2004, he was appointed Senior Vice
President, New York Operations.

        Judah Wolf, age 59, has been managing the Company's thin film operations in Jacksonville, Florida since 1993. In 1999, he was appointed Vice President -
Thin Film Operations. In August 2001, he was appointed Senior Vice President,
Thin Film Products.

        Andrew R. Perz, age 46, has been with the Company as Controller since
1998, and was appointed Vice President, Controller in November 2000. In August
2005, he was appointed Vice President, Finance.

        Harrison Tarver, age 59, has been employed by the Company in various capacities since 1973, principally in positions relating to quality assurance.
He was appointed Vice President, Quality Assurance in December 2000.

        William Johnson, age 53, joined the Company in June 2005, as Vice
President of Sales. From 2003 until his employment by the Company, he served as
Vice President of Sales for Precision Technology USA, Inc., a manufacturer of linear actuation and power transmission equipment. From 1996 to 2003, he was the
Vice President of Worldwide Sales for Kemet Corporation, a manufacturer of electronic components.

        The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the
Company.

                                     PART II

ITEM  5.                      MARKET FOR COMPANY'S COMMON STOCK,  RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

           MARKET INFORMATION

        The Company's common stock is traded on the American Stock Exchange
("AMEX") under the symbol "AMK". The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended
June 30, 2005 and June 30, 2004.

                               FISCAL 2005                   FISCAL 2004
                               -----------                   -----------

Quarter Ended:                 High   Low                   High      Low
--------------                 ----   ---                   ----      ---
September                    $ 9.30  $6.53                $ 7.65    $4.90

December                      12.00   8.90                  7.93     5.97

March                         10.58   7.50                  11.59    7.80

June                          11.09   7.77                  10.24    7.92

           NUMBER OF STOCKHOLDERS

        As of September 12, 2005, there were approximately 315 holders of record of the Company's common stock. The Company believes numerous shares are held of record by brokerage and other institutional firms for their customers.

           DIVIDENDS

        The Company has not paid any cash dividends on its common stock during the past two fiscal years. It is the present policy of the Company's Board of
Directors to retain earnings to finance the expansion of the Company's operations and not to pay cash dividends on its common stock.

           SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table details securities authorized for issuance under equity compensation plans as of June 30, 2005:

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
                                      of outstanding options,       of outstanding options, warrants         (excluding securities
                                        warrants and rights                    and rights                  reflected in column (a))
         Plan category                          (a)                                (b)                                (c)
---------------------------------    ---------------------------    ----------------------------------    --------------------------

Equity compensation plans
approved by security holders                 990,945                            $ 7.91                             226,550

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

        None of the transactions listed above were registered under the
Securities Act of 1933 in reliance on the exemption provided by Section 4(2)
thereunder or because they did not constitute sales requiring registration under the Securities Act of 1933.

           ISSUER PURCHASES OF EQUITY SECURITIES

        None.

 ITEM 6.                   SELECTED FINANCIAL DATA

        The following information should be read in conjunction with the
Consolidated Financial Statements and Notes thereto and other information set forth following Item 15 of this report.

                                                                               FISCAL YEARS ENDED JUNE 30,
                                                                               ---------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                         ----------------------------------------
                                                            2005             2004            2003            2002            2001
                                                          --------         --------        --------         ----------     ---------
INCOME STATEMENT DATA:

Net sales                                                 $ 72,965         $ 61,183        $ 49,048        $ 49,585       $  84,585
Gross profit                                              $ 24,582         $ 20,437        $ 14,332        $  9,624       $  36,721
Income/(loss) from operations                             $  6,467         $  2,528        $   (755)       $ (6,596)      $  16,122

Net income/(loss)                                         $  4,268         $  2,176        $   (501)       $  (4,243)     $  10,332
Basic net income/(loss) per common share                  $   0.51         $   0.27        $  (0.06)       $   (0.53)     $    1.30
Diluted net income/(loss) per common share                $   0.49         $   0.25        $  (0.06)       $   (0.53)     $    1.24
Cash dividends paid per common share                      $      -         $      -        $      -        $       -      $       -

BALANCE SHEET DATA:
Property, plant and equipment, net                        $ 29,502         $ 26,141        $ 27,174        $ 29,740       $  32,089
Total assets                                              $ 77,872         $ 69,853        $ 63,548        $ 66,574       $  76,576
Long-term debt, net of current portion                    $  5,276         $  2,896        $  3,290        $  2,368       $   7,211
Working capital                                           $ 39,032         $ 34,900        $ 31,332        $ 28,375       $  33,662

QUARTERLY FINANCIAL DATA:
(unaudited) (In thousands, except per share amounts)

                                                                                  BASIC                  DILUTED
                                                           NET (LOSS)     NET INCOME/ (LOSS)        NET INCOME/ (LOSS)
   QUARTER ENDED       NET SALES        GROSS PROFIT        /INCOME           PER SHARE (1)           PER SHARE (1)
   -------------       ---------        ------------        -------           ---------               ----------
Fiscal 2005
-----------

September              $ 16,928          $  5,292            $  600           $ 0.07                   $  0.07

December                 16,229             5,670               766             0.09                      0.09

March                    18,991             6,667             1,380             0.16                      0.16

June                     20,817             6,953             1,522             0.18                      0.17
                     ---------------  -----------------  ---------------  ----------------------  -----------------------
   Fiscal Year        $  72,965          $ 24,582           $ 4,268           $ 0.51                   $  0.49
                     ---------------  -----------------  ---------------  ----------------------  -----------------------

Fiscal 2004
-----------

September            $   12,549          $  2,876           $  (783)          $(0.10)                  $ (0.10)

December                 13,516             3,643              (446)           (0.05)                    (0.05)

March                    16,109             5,313               315             0.04                      0.04

June                     19,009             8,605             3,090             0.38                      0.36
                     ---------------  -----------------  ---------------  ----------------------  -----------------------
   Fiscal Year       $   61,183          $ 20,437           $ 2,176           $ 0.27                   $  0.25
                     ---------------  -----------------  ---------------  ----------------------  -----------------------

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

           GENERAL

        Sales for fiscal year 2005 reached the highest levels since fiscal year
2001, increasing by 19% over the levels recorded in fiscal year 2004. The
Company experienced increased sales to customers in all of the Company's major markets, particularly the wireless infrastructure and medical equipment markets.
Management believes that these increases resulted from improved market conditions, increased market share and the growth in sales of new products.

        In response to customers' requirements for shorter lead times and faster deliveries, the Company has increased its inventories of finished goods of certain products. The Company believes that this practice has led to increased orders from certain customers and greater market share.

        Gross margins improved in fiscal year 2005 compared to fiscal year 2004, as operating at higher volumes enabled the Company to realize efficiencies of scale. Some of the increased demand was met using available capacity on existing machinery. However, the Company also expanded capacity to meet some of the increased demand and to position itself for additional growth. As a result, fixed overhead increased which offset some of the improvement in gross margin.
Gross margin improvements were also tempered by increased levels of scrap during fiscal year 2005.

        The increase in sales and production efficiencies have resulted in six straight quarters of profitability. Newer product lines continue to grow and become more significant contributors to the Company's revenues with several now operating at or above breakeven. The Company continues to look for ways to grow all product lines by finding new markets and applications, improving their performance or reducing the cost to manufacture them.

        Pricing continues to be an important factor in obtaining orders for certain products. To the extent the Company can reduce the costs to produce these products, it can compete more effectively. The Company devotes considerable effort to research and development designed to effect process improvements. Research and development expense decreased in fiscal year 2005 compared to fiscal year 2004, due to certain personnel being redesignated as production support as certain projects entered the production stage.

        Bookings continued to grow during fiscal year 2005, particularly with respect to our newer product lines. The increases in bookings resulted from strong demand from the wireless infrastructure, semiconductor equipment, military and medical markets.

        The Company has funded its expansion with funds from operations and borrowings against its credit facilities. During fiscal year 2005, the Company expanded its credit facility with General Electric Capital Corporation ("GECC")
from $4,000,000 to $6,000,000, of which $5,000,000 remains available for the purchase of equipment, and secured an additional $5,000,000 line of credit with
Commerce Bank N.A. against which $2,000,000 has been borrowed and repaid.

           RESULTS OF OPERATIONS

KEY COMPARATIVE PERFORMANCE INDICATORS

                                                  Fiscal Year Ended
                                     -------------------------------------------
                                       June 30, 2005           June 30, 2004
                                     -------------------    --------------------
          Sales                        $   72,965,000         $   61,183,000
          Bookings                     $   73,419,000         $   65,517,000

          Gross Margin                 $   24,582,000         $   20,437,000
          Gross Margin                       33.7%                33.4%

          Operating Expenses           $   18,115,000         $   17,909,000
          Operating Expenses                 24.8%                29.3%

SIGNIFICANT HIGHLIGHTS

         Sales and Bookings for the twelve months ended June 30, 2005 increased
19% and 12%, respectively, over the prior fiscal year.

              FISCAL YEAR 2005 COMPARED WITH FISCAL YEAR 2004

        Net sales for the fiscal year ended June 30, 2005 were $72,965,000, an increase of 19% from the $61,183,000 recorded in the fiscal year ended June 30,
2004. Domestic sales increased by 20% to $38,819,000 in fiscal year 2005 from
$32,234,000 in fiscal year 2004. International sales increased by 18% to
$34,146,000 in fiscal year 2005 from $28,949,000 in fiscal year 2004. The increase in sales is due to the improved business climate in a majority of the markets the Company serves, increased market penetration and growth in sales of newer product lines. Sales growth was particularly significant in the wireless infrastructure and semiconductor equipment markets in the second half of fiscal year 2005.

        Bookings have improved significantly from the levels experienced in fiscal year 2004. Total bookings in fiscal year 2005 were $73,419,000, compared to $65,517,000 in fiscal year 2004, representing an increase of approximately
12%. Growth has come from a majority of the markets the Company serves, but was particularly strong in the wireless infrastructure and semiconductor equipment markets.

        Gross margins were 34% of net sales in fiscal year 2005, compared to 33%
in fiscal year 2004. The increase in gross margins is attributable to higher sales volume and the economics associated with higher production volumes, offset in part by increased fixed overhead and increased levels of scrap. During fiscal year 2005, the Company continued to expand its capacity in order to meet the increased demand for its products and to accommodate expected future growth resulting in increased fixed costs.

        Operating expenses totaled $18,115,000, or 25% of net sales, in fiscal year 2005, compared to $17,909,000, or 29% of net sales, in fiscal year 2004.
The increase in operating expenses in absolute terms compared to the prior fiscal year is attributable to increased sales staff in response to increased booking and quoting activity and increased commissions, partially offset by lower research and development expense. The trend toward customers moving production offshore has continued. Accordingly, a growing portion of the
Company's sales are to customers in Asia and Europe. Consequently, the Company continues to expand its foreign sales offices in China and Europe to better service its customers.

        Research and development expenses for the fiscal year ended June 30,
2005 decreased 30% to $2,161,000, compared to $3,067,000 in the prior fiscal year. The decrease was primarily the result of redesignation of certain research and development personnel to production support in connection with the maturation of certain new products from the development stage to commercial acceptance.

        The effective income tax rate for fiscal year 2005 was approximately
29%, as compared to 2% for fiscal year 2004. In fiscal year 2005, the Company's effective tax rate was favorably impacted primarily by Extraterritorial Income
Exclusion benefits and benefits from State tax law changes. In fiscal year 2004, the Company benefited from the reduction of tax reserves due to audit settlements and updated evaluations and the impact of foreign tax benefits in relation to the lower level of pre-tax income.

        As a result of the foregoing, the Company reported a net income of
$4,268,000, or $0.51 per common share and $0.49 per common share assuming dilution, for fiscal year 2005, compared to a net income of $2,176,000, or $0.27 per common share and $0.25 per common share assuming dilution, for fiscal year
2004.

           FISCAL YEAR 2004 COMPARED WITH FISCAL YEAR 2003

        Net sales for the fiscal year ended June 30, 2004 were $61,183,000, an increase of 25% from the $49,048,000 recorded in the fiscal year ended June 30,
2003. Domestic sales increased by 12% to $32,234,000 in fiscal year 2004 from
$28,697,000 in fiscal year 2003. International sales increased by 42% to
$28,949,000 in fiscal year 2004 from $20,351,000 in fiscal year 2003. The increase in sales was due to the improved business climate in a majority of the markets the Company serves. Sales growth was particularly significant in the wireless infrastructure and semiconductor equipment markets in the second half of fiscal year 2004.

        Bookings improved significantly from the levels experienced in fiscal year 2003. Total bookings in fiscal year 2004 were $65,517,000, compared to
$48,767,000 in fiscal year 2003, representing an increase of approximately 34%.
Growth came from a majority of the markets the Company serves, but was particularly strong in the wireless infrastructure and semiconductor equipment markets.

        Gross margins were 33% of net sales in fiscal year 2004, compared to 29%
in fiscal year 2003. The increase in gross margins was attributable to higher sales volume and the economics associated with higher production volumes, partially offset by increased labor and medical expenses and decreased precious metal recovery. In response to increased booking and quoting activity, the
Company began increasing headcount in production and sales toward the end of fiscal year 2003 in order to increase capacity. The additions to headcount accelerated as bookings and quoting activity increased throughout fiscal year
2004. In addition, during fiscal year 2004, the Company incurred unusually high medical expenses, which reduced gross margins.

        Operating expenses totaled $17,909,000, or 29% of net sales, in fiscal year 2004, compared to $15,087,000, or 31% of net sales, in fiscal year 2003.
The increase in operating expenses in absolute terms compared to the prior fiscal year was attributable to increased sales staff in response to increased booking and quoting activity and increased commissions. The trend toward customers moving production offshore has continued. Accordingly, a growing portion of the Company's sales are to customers in Asia and Europe.
Consequently, the Company continues to expand its foreign sales offices in China and Europe to better service its customers.

        Research and development expenses for the fiscal year ended June 30,
2004 increased 11% to $3,067,000, compared to $2,766,000 in the prior fiscal year. The Company has put additional emphasis on the development of new products and processes related to its core product lines.

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

              LIQUIDITY AND CAPITAL RESOURCES

                                          June 30, 2005           June 30, 2004
                                       --------------------    -----------------
Cash and Investments                     $      6,950,000        $    7,042,000
Working Capital                          $     39,032,000        $   34,900,000
Operating Cash Flow                      $      4,741,000        $      (93,000)
Capital Expenditures                     $      8,784,000        $    4,506,000
Depreciation and Amortization            $      5,383,000        $    5,152,000

Current Ratio                                  5.3:1                   5.1:1
Quick Ratio                                    1.9:1                   2.0:1

        The Company's financial position at June 30, 2005 remains strong as evidenced by working capital of $39,032,000, compared to working capital of
$34,900,000 at June 30, 2004. The Company's current ratio and quick ratio at
June 30, 2005 remain strong although the quick ratio is slightly lower than at
June 30, 2004. The increase in the current ratio is primarily due to an increase in inventory to support higher sales levels. The decline in the quick ratio is primarily due to a small decline in accounts receivable combined with a small increase in current liabilities.

        Cash and investments decreased to $6,950,000 at June 30, 2005, compared to $7,042,000 at June 30, 2004. The decrease in cash and investments is primarily the result of capital expenditures and cash used for working capital to support increased levels of business in excess of borrowings. Accounts receivable decreased by $555,000 to $10,008,000 at June 30 2005, compared to
$10,563,000 at June 30, 2004. The decrease is primarily due to improved collection efforts. Inventories increased by $5,272,000 to $27,540,000 at June
30, 2005, compared to $22,268,000 at June 30, 2004, primarily as a result of precious metal purchases during the year and increases to finished goods inventories to support higher sales levels. The precious metal purchases were made in anticipation of future production requirements and potential price increases. The Company continues to maintain high finished goods inventory levels to keep customer lead times to a minimum and maintain good customer service.

        Accounts payable increased by $384,000, to $2,449,000 at June 30, 2005 compared to $2,065,000 at June 30, 2004, due in part to increased purchasing activity to keep pace with higher production levels and in part to capital expenditures. Accrued expenses increased by $482,000 to $5,589,000 at June 30,
2005, compared to $5,107,000 at June 30, 2004, due to the timing of payments relating to vacation pay and payroll taxes as well as increased commission accruals as the result of increased bookings and sales and increased bonus accruals as a result of improved profits. Income taxes payable decreased
$1,070,000 to $14,000 income tax receivable at June 30, 2005 compared to
$1,049,000 income tax payable at June 30, 2004, primarily due to estimated tax payments.

        The Company leases its facility in Jacksonville, Florida from a partnership controlled by the Company's President, Chief Executive Officer and
principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, primarily to reflect certain additions to the facility and market value adjustments as required by the terms of the lease based upon independent appraisals and for Consumer Price Index adjustments. See "Item 2. PROPERTIES." The Company is currently obligated to pay approximately $756,000 per annum under this lease. The payments due over the remaining six years of this capital lease, including the portion related to interest, total approximately $3,969,000. See "Item 13. CERTAIN RELATIONSHIPS
AND RELATED TRANSACTIONS" and Note 4 of Notes to Consolidated Financial
Statements.

        In April 2004, the Company entered into a $4,000,000 credit facility with General Electric Capital Corporation for the purchase of equipment. In May
2005, the credit facility was increased to $6,000,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield at the time of election or a floating rate of
3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 10, 2006. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of June 30,
2005, the Company had $3,483,000 of borrowings outstanding under this facility and, as a result of third party securitizations, $5,000,000 available to borrow.

        In December 2004, the Company entered into a credit facility with
Commerce Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal.
Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Each borrowing under the line will expire on November
30, 2005. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of June 30, 2005, the Company had no outstanding borrowings under this credit facility.

        In September 2005, the Company's wholly-owned subsidiary in Sweden obtained a series of five term loans aggregating 12,000,000 Swedish Krona
("SEK") (approximately $1,700,000) from Svenska Handelsbanken, AB
("Handelsbanken"). The loans are unsecured and bear interest at fixed rates ranging from 3.56% to 4.59%. The five loans are each for a principal amount of
2,400,000 SEK and are fully amortizing. The loans mature in one to five years with the first maturing on September 30, 2006 and one other maturing on each succeeding September 30th through 2010. In connection with, and as an inducement to Handelsbanken to make the loans, the Company entered into a Guaranty and
Agreement with the Handelsbanken whereby the Company has agreed to guarantee the payment of all its Swedish subsidiary's obligations under the loans.

        Capital expenditures for the fiscal year ended June 30, 2005, totaled
$8,784,000, including expenditures for buildings, machinery and equipment and planned leasehold improvements. The Company intends to use cash on hand, cash generated through operations and available credit to finance budgeted capital expenditures, primarily for equipment acquisition, of approximately $6,500,000 in fiscal year 2006.

        Aggregate contractual obligations as of June 30, 2005 mature as follows:

                                                                            Payments Due by Period
                                         -------------------------------------------------------------------------------------------
                                                                  Less
                                                                 than 1              1- 3                4- 5              After 5
Contractual Obligations                      Total                year               years               years              years
-------------------------------------    ---------------     ---------------    ----------------    ----------------    ------------

Bank Debt                                $  4,102,000        $     895,000      $   1,791,000        $  1,416,000       $        ---

Capital Lease Obligations                $  3,969,000        $     756,000      $   1,512,000        $  1,512,000       $    189,000

Operating Leases                         $  1,135,000        $     493,000      $     627,000        $     15,000       $        ---

Purchase Obligations                     $  3,365,000        $   3,365,000      $         ---        $        ---       $        ---
                                         ---------------     ---------------    ----------------    ----------------    ------------
Total Contractual Obligations            $ 12,571,000        $   5,509,000      $   3,930,000        $  2,943,000       $    189,000
                                         ===============     ===============    ================    ================    ============

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
Management also considers the expected reversal of deferred tax liabilities, the
Company's historic taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and the expected future taxable income over the periods in which the deferred tax assets are deductible as well as reversals of deferred tax liabilities, management believes, although there can be no assurance, that it is more likely than not that the Company will realize the net benefits of these deductible differences.
The Company has available State net operating loss carry forwards in Florida, which expire in various years through 2025. Due to uncertainties about the realization of these loss carryforwards, a valuation allowance has been provided against the associated deferred tax asset. In the event that actual results differ from its estimates, or the Company adjusts these estimates in future periods, the Company may need to establish additional valuation allowances against a portion or all of its deferred tax assets, which could materially impact its financial position or results of operations in future periods.

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
However, should its operating results deteriorate, or anticipated new product launches not occur or not attain the commercial acceptance that the Company anticipates, the Company may determine that some portion of its long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect the Company's financial position or results of operations for that period.

           INFLATION

        The Company does not expect the effects of inflation to have a significant impact on its liquidity or results of operations.

           ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

        In December 2004, the Financial Accounting Standard Board ("FASB")
issued Statement of Financial Accounting Standards No. 123 (revised 2004),
"Share-Based Payment" ("SFAS No. 123 (R)"). This Statement is a revision of FASB
Statement No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 (R)
supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" ("APB No. 25"), and its related implementation guidance.
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

        In November 2004, the FASB issued Statement of Financial Accounting
Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4"
("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4,
"Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS
No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition,
SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS
No. 151 effective July 1, 2005. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

        On December 31, 2004, the FASB issued Staff Position No. FAS 109-2,
"Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax
Deduction on Qualified Production Activities Provided by the American Jobs
Creation Act of 2004" ("FSP No. 109-1"), and Staff Position No. 109-2,
"Accounting and Disclosure Guidance for the Foreign Earnings Repatriation
Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2").
These staff positions provide accounting guidance on how companies should account for the effects for the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is currently assessing the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance from the United States Treasury is published.

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

     a)  Foreign currency exchange rate risk. With the exception of transactions by the Company's wholly-owned subsidiary in Sweden (which are denominated in Krona), all transactions are, and are anticipated to be, denominated in U.S. Dollars. Fluctuations in exchange rates could impact revenues with an offsetting impact on costs and expenses. The
         Company does not believe that the impact on net earnings of a 10% shift in exchange rates would be material.

     b)  Commodity price risk. The Company uses certain precious metals in the manufacturing of its products (primarily palladium, gold and silver), and is therefore subject to certain commodity price risks. The price of precious metals have begun to rise due to the higher demand coming from the electronics industry and other industries. Consequently, the
         Company has purchased a quantity of these metals to protect against rising prices. The Company believes that, based upon its current levels of production and inventories of precious metals, it has a sufficient supply of precious metals such that the Company would not have to buy any additional quantities for the next six months.

     c)  Security price risk. The Company's current portfolio of marketable securities consists of U.S. Treasury notes and other government securities with maturities of less than one year. The Company believes it can effectively manage any exposure resulting from declining prices by holding any securities which decline substantially in value until maturity.

     d)  Interest rate risk. The Company earns interest income on cash and investment balances and pays interest on debt incurred. In light of the
         Company's existing cash, results of operations, the terms of its debt obligations and projected capital needs, it does not believe that a 10%
         change in interest rates would have a significant impact on its consolidated financial position. See "Item 7. MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --
         LIQUIDITY AND CAPITAL RESOURCES."

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Consolidated Financial Statements and the Notes thereto begin on page F-2 of this report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

        None.

ITEM 9A.      CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. In response to the requirements of the Sarbanes-Oxley Act of 2002, within 90 days prior to the date of this report (the "Evaluation Date"), the Company's President and Chief
Executive Officer and Vice President - Finance carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on
that evaluation, these officers concluded that, as of the Evaluation Date, the
Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries was made known to them by others within those entities, particularly during the period in which this report was being prepared.

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

ITEM 9B.         OTHER INFORMATION

        None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information set forth under the captions "Election of Directors",
"Compliance with Section 16(a) of the "Exchange Act" and "Code of Ethics" in the
Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15, 2005 is hereby incorporated by reference.

ITEM 11.         EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement to be furnished in connection with its Annual
Meeting of Stockholders to be held November 15, 2005 is hereby incorporated by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Security Ownership of
Certain Beneficial Owners and Management" and the information relating to beneficial ownership of the Company's common stock in the table under the caption "Election of Directors" in the Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15,
2005 is hereby incorporated by reference. See also "Item 5. MARKET FOR COMPANY'S
COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES -- EQUITY COMPENSATION PLAN INFORMATION."

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Certain Relationships and
Related Transactions" in the Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15, 2005 is hereby incorporated by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information set forth under the caption "Principal Accounting Fees and Services" in the Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 15, 2005 is hereby incorporated by reference.

                                     PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  FINANCIAL STATEMENTS                                                               PAGE NO.
     --------------------                                                               --------

     Index to Consolidated Financial Statements .....................................      F
     Report of Independent Registered Public Accounting Firm   ......................      F-1
     Consolidated Financial Statements
           Balance Sheets as of June 30, 2005 and 2004 ..............................      F-2
           Statements of Operations
              Fiscal Years Ended June 30, 2005, 2004 and 2003 .......................      F-3
           Statements of Stockholders' Equity and Comprehensive Income (Loss)
              Fiscal Years Ended June 30, 2005, 2004 and 2003 .......................      F-4
           Statements of Cash Flows
              Fiscal Years Ended June 30, 2005, 2004 and 2003 .......................      F-5
           Notes to Consolidated Financial Statements ...............................      F-6

 (B) EXHIBITS

        Unless otherwise indicated, the following exhibits were filed as part of the Company's Registration Statement on Form S-18 (No. 2-96925-NY) and are
incorporated herein by reference to the same exhibit thereto:

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.1           -   Certificate of Incorporation of the Company.

3.2           -   Amendment to Certificate of Incorporation.  (3)

3.3           -   By-laws of the Company.

9.1           -   Restated Shareholders' Agreement, dated April 15, 1985, among
                  Victor Insetta, Joseph Mezey, Joseph Colandrea and the
                  Company.

10.1          -   Lease, dated September 1, 2002, between Stepar Leasing, LLC and the Company for premises at 15 Stepar Place, Huntington
                  Station, N.Y. (11)

10.2          -   Form of 1985 Employee Stock Sale Agreement between the Company and various employees.

10.3          -   Form of Employee Stock Bonus Agreement, dated as of July 1,
                  1993, between the Company and various employees. (2)

10.4          -   Form of Employee Stock Bonus Agreement, dated as of April 19,
                  1994, between the Company and various employees. (2)

10.5          -   Form of Employee Stock Bonus Agreement, dated as of April 20,
                  1995, between the Company and various employees. (3)

10.6          -   Second Amended and Restated Lease, dated as of May 16, 2000, between V.P.I. Properties Associates, d/b/a V.P.I. Properties
                  Associates, Ltd., and American Technical Ceramics (Florida),
                  Inc. (8)

10.7          -   Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994. (3)

10.8          -   Employment Agreement, dated April 3, 1985, between Victor
                  Insetta and the Company, and Amendments No. 1 through 4
                  thereto. (1)

10.9          -   Amendment No. 5, dated as of September 11, 1998, to Employment
                  Agreement between Victor Insetta and the Company. (4)

10.10         -   Amendment No. 6, dated as of January 3, 2001, to Employment
                  Agreement between Victor Insetta and the Company. (7)

10.11         -   Employment Agreement, dated October 1, 2003, between the
                  Company and Richard Monsorno. (13)

10.12         -   Managers Profit Bonus Plan, dated December 7, 1999 and
                  effective January 1, 2000. (6)

10.13         -   Officers Profit Bonus Plan, dated October 30, 2003 and
                  effective June 30, 1992. (13)

10.14         -   Consulting Agreement, dated January 1, 2004, between the
                  Company and Stuart P. Litt. (14)

10.15         -   Extension of Consulting Agreement, dated January 1, 2004,
                  between the Company and Stuart P. Litt. (17)

10.16         -   American Technical Ceramics Corp. 1997 Stock Option Plan. (4)

10.17         -   American Technical Ceramics Corp. 2000 Incentive Stock Plan.
                  (6)

10.18         -   Master Loan Agreement, dated April 2, 2004, between the
                  Company and General Electric Capital Corporation. (14)

10.19         -   Letter from General Electric Capital Corporation, dated as of
                  March 14, 2005. (16)

10.20         -   Second Amended and Restated Employment Agreement, dated as of
                  December 31, 2001, between Judah Wolf and the Company. (9)

10.21         -   Employment Agreement, dated January 1, 2004, between the
                  Company and David Ott. (14)

10.22         -   Severance Agreement, dated November 1, 2003, between the
                  Company and Kathleen Kelly. (13)

10.23         -   Severance Agreement, dated November 1, 2003, between the
                  Company and Andrew Perz. (13)

10.24         -   Severance Agreement, dated November 1, 2003, between the
                  Company and Harrison Tarver. (13)

10.25         -   Loan and Security Agreement, dated November 30, 2004, between the Company and Commerce Bank N.A. (15)

10.26         -   Security Agreement, dated November 30, 2004, between American
                  Technical Ceramics (Florida) Inc., and Commerce Bank N.A. (15)

10.27         -   Surety Agreement, dated November 30, 2004, between American
                  Technical Ceramics (Florida) Inc., and Commerce Bank N.A. (15)

10.28         -   Victor Insetta Compensation Arrangement.  (16)

10.29         -   Stuart Litt Consulting Arrangement.  (16)

10.30         -   Executive Compensation Arrangement.  (16)

10.31         -   Director Compensation Arrangement.  (16)

10.32         -   William Johnson Compensation Arrangement.  (17)

10.33         -   Financial Obligation, dated as of September 16, 2005, between
                  American Technical Ceramics Europe AB and Svenska
                  Handelsbanken, AB. (17) *

10.34         -   Guaranty and Agreement, dated as of September 9, 2005, between the Company and Svenska Handelsbanken, AB. (17)

21.1          -   Subsidiaries of the Company. (10)

23.1          -   Consent of KPMG LLP. (17)

31.1          -   Section 302 Certification of Chief Executive Officer. (17)

31.2          -   Section 302 Certification of Principal Accounting Officer.
                  (17)

32.1          -   Section 906 Certification of Chief Executive Officer. (17)

32.2          -   Section 906 Certification of Principal Accounting Officer.
                  (17)

--------------------------------------------------------------------------------

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

6.   Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000.

7.   Incorporated by reference to the Company's Annual Report on Form 10-Q for the quarterly period ended December 31, 2000.

8.   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

9.   Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2002.

10.  Incorporated by reference to the Company's Annual Report on Form 10-K for
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

14.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

15.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.

16.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

17.  Filed herewith.

* Summary of document written in Swedish.

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

Dated:        October 4, 2005

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
COMPANY IN THE CAPACITIES AND ON THE DATES INDICATED:

     NAME                                  TITLE                            DATE
     ----                                  -----                            ----

/S/ VICTOR INSETTA                  President and Director             October 4, 2005
---------------------------     (Principal Executive Officer)
 Victor Insetta

/S/ ANDREW R. PERZ                 Vice President - Finance            October 4, 2005
-------------------             (Principal Accounting Officer)
 Andrew R. Perz

/S/ STUART P. LITT                          Director                   October 4, 2005
------------------
 Stuart P. Litt

/S/ O. JULIAN GARRARD III                   Director                   October 4, 2005
-------------------------
 O. Julian Garrard III

/S/ CHESTER E. SPENCE                       Director                   October 4, 2005
---------------------
 Chester E. Spence

/S/ THOMAS J. VOLPE                         Director                   October 4, 2005
-------------------
 Thomas J. Volpe

/S/ DOV S. BACHARACH                        Director                   October 4, 2005
--------------------
 Dov S. Bacharach

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       Page Number
                                                                                       -----------

              Report of Independent Registered Public Accounting Firm   .................   F-1

              Consolidated Balance Sheets as of June 30, 2005 and 2004 .................    F-2

              Consolidated Statements of Operations
                 Fiscal Years Ended June 30, 2005, 2004 and 2003 .........................  F-3

              Consolidated Statements of Stockholders' Equity and
                 Comprehensive Income (Loss)
                 Fiscal Years Ended June 30, 2005, 2004 and 2003 .........................  F-4

              Consolidated Statements of Cash Flows
                 Fiscal Years Ended June 30, 2005, 2004 and 2003 .........................  F-5

              Notes to Consolidated Financial Statements .................................  F-6

                                        F

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Technical Ceramics Corp.:

We have audited the accompanying consolidated balance sheets of American
Technical Ceramics Corp. and subsidiaries (the Company) as of June 30, 2005 and
2004, and the related consolidated statements of operations, stockholders'
equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical
Ceramics Corp. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

                                  /S/ KPMG, LLP

Melville, New York
October 4, 2005

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS                                              JUNE 30, 2005         JUNE 30, 2004

                                                                                        ------------------    ------------------
CURRENT ASSETS
   Cash (including cash equivalents of $4,000 and
      $502,000, respectively)                                                           $      4,927,000      $      4,534,000
   Investments                                                                                 2,023,000             2,508,000
   Accounts receivable, (net of allowance for doubtful accounts
      of $300,000 and $470,000, respectively)                                                 10,008,000            10,563,000
   Inventories                                                                                27,540,000            22,268,000
   Deferred income taxes, net                                                                  2,668,000             2,777,000

   Prepaid and other current assets                                                            1,007,000               865,000
                                                                                        ------------------    ------------------
                                           TOTAL CURRENT ASSETS                               48,173,000            43,515,000
                                                                                        ------------------    ------------------

PROPERTY, PLANT AND EQUIPMENT

   Land                                                                                          738,000               738,000
   Buildings and leasehold improvements                                                       18,426,000            16,085,000
   Machinery and equipment                                                                    47,038,000            43,350,000
   Computer equipment and software                                                             7,187,000             6,309,000
   Furniture, fixtures and other                                                               3,256,000             1,751,000
                                                                                        ------------------    ------------------
                                                                                              76,645,000            68,233,000
   Less:   Accumulated depreciation and amortization                                          47,143,000            42,092,000
                                                                                        ------------------    ------------------
                                                                                              29,502,000            26,141,000
                                                                                        ------------------    ------------------
OTHER ASSETS
                                                                                                 197,000               197,000
                                                                                        ------------------    ------------------
                                           TOTAL ASSETS                                 $     77,872,000       $    69,853,000
                                                                                        ==================    ==================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt
      (including related party debt of $437,000 and $394,000, respectively)             $      1,103,000       $       394,000
   Accounts payable                                                                            2,449,000             2,065,000
   Accrued expenses                                                                            5,589,000             5,107,000
   Income taxes payable                                                                              ---             1,049,000
                                                                                        ------------------    ------------------
                                           TOTAL CURRENT LIABILITIES                           9,141,000             8,615,000

LONG-TERM DEBT, NET OF CURRENT PORTION
     (including related party debt of $2,459,000 and $2,896,000, respectively)                 5,276,000             2,896,000
DEFERRED INCOME TAXES                                                                          3,308,000             3,515,000
                                                                                        ------------------    ------------------
                                           TOTAL LIABILITIES                                  17,725,000            15,026,000
                                                                                        ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock -- $0.01 par value; authorized 20,000,000 shares; issued
      8,917,463 and 8,644,058 shares,
      outstanding 8,503,323 and 8,229,918  shares, respectively                                   89,000                86,000
   Capital in excess of par value                                                             13,466,000            12,051,000
   Retained earnings                                                                          48,114,000            43,846,000
   Accumulated  other comprehensive income:

      Unrealized loss on investments available-for-sale, net                                         ---                (5,000)
      Cumulative foreign currency translation adjustment                                         145,000               282,000
                                                                                        ------------------    ------------------
                                                                                                 145,000               277,000
                                                                                        ------------------    ------------------
    Less:   Treasury stock, at cost (414,140 and 414,140 shares, respectively)                 1,396,000             1,396,000
                                                                                        ------------------    ------------------

    Deferred compensation                                                                        271,000                37,000
                                                                                        ------------------    ------------------
                                           TOTAL STOCKHOLDERS' EQUITY                         60,147,000            54,827,000
                                                                                        ------------------    ------------------

                                                                                        $     77,872,000         $  69,853,000
                                                                                        ==================    ==================

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                                           2005                     2004                   2003
                                                                           ----                     ----                   ----

Net sales                                                           $  72,965,000             $  61,183,000          $  49,048,000
Cost of sales                                                          48,383,000                40,746,000             34,716,000
                                                                    -------------------       -----------------      ---------------

     Gross profit                                                      24,582,000                20,437,000             14,332,000
                                                                    -------------------       -----------------      ---------------

Selling, general and administrative expenses                           15,935,000                14,815,000             11,972,000
Research and development expenses                                       2,161,000                 3,067,000              2,766,000
Other                                                                      19,000                    27,000                349,000
                                                                    -------------------       -----------------      ---------------
     Operating expenses                                                18,115,000                17,909,000             15,087,000
                                                                    -------------------       -----------------      ---------------

     Income/(loss) from operations                                      6,467,000                 2,528,000               (755,000)
                                                                    -------------------       -----------------      ---------------

Other expense (income)
     Interest expense                                                     475,000                   365,000                359,000
     Interest income                                                      (57,000)                  (68,000)              (109,000)
     Other                                                                  8,000                     2,000                    ---
                                                                    -------------------       -----------------      ---------------
                                                                          426,000                   299,000                250,000
                                                                    -------------------       -----------------      ---------------

     Income/(loss) before provision for income taxes                    6,041,000                 2,229,000             (1,005,000)

Provision for income taxes                                              1,773,000                    53,000               (504,000)
                                                                    -------------------       -----------------      ---------------
     Net Income/(loss)                                              $   4,268,000             $   2,176,000          $    (501,000)
                                                                    ===================       =================      ===============

Basic net income/(loss) per common share                            $        0.51              $       0.27          $       (0.06)

Diluted net income/(loss) per common share                          $        0.49              $       0.25          $       (0.06)
                                                                    -------------------       -----------------      ---------------
Basic weighted average common shares outstanding                        8,402,000                 8,132,000               8,074,000
                                                                    ===================       =================      ===============

                                                                    -------------------       -----------------      ---------------
Diluted weighted average common shares outstanding                      8,738,000                 8,583,000               8,074,000
                                                                    ===================       =================      ===============

See accompanying notes to consolidated financial statements.

                                                                                                                 Accumulated
                                                                                 Capital in                         Other
                                         Comprehensive      Common   Stock        Excess of        Retained      Comprehensive
                                         Income/(Loss)    Shares       Amount     Par Value        Earnings      Income/(Loss)
                                         ---------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2002                                8,492,258    $ 85,000    $11,380,000     $42,171,000      $ (41,000)

Net loss                                 $ (501,000)        ---          ---         ---            (501,000)         ---

Tax benefit of stock options exercised        ---           ---          ---           2,000          ---             ---

Stock award compensation expense              ---           ---          ---          10,000          ---             ---

Exercise of stock options                     ---          10,500        ---          26,000          ---             ---
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment             (5,000)
   Foreign currency translation
     adjustment                             222,000
                                         -----------
Other comprehensive income, net of tax      217,000         ---          ---         ---              ---           217,000
                                         -----------
Comprehensive loss                       $ (284,000)
                                         ===========----------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                                8,502,758    $ 85,000    $11,418,000     $41,670,000      $ 176,000

Net income                               $2,176,000         ---          ---         ---           2,176,000          ---

Tax benefit of stock options exercised        ---           ---          ---          55,000          ---             ---

Stock awards                                  ---          21,350        ---         190,000          ---             ---

Stock option compensation expense             ---           ---          ---          47,000          ---             ---

Exercise of stock options                     ---         119,950       1,000        341,000          ---             ---
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment             (5,000)
   Foreign currency translation
     adjustment                             106,000
                                        -----------
Other comprehensive income, net of tax      101,000         ---          ---         ---              ---           101,000
                                        -----------

Comprehensive income                    $ 2,277,000
                                        ============----------------------------------------------------------------------------
BALANCE AT JUNE 30, 2004                                8,644,058    $ 86,000   $ 12,051,000     $43,846,000       $ 277,00

Net income                              $ 4,268,000         ---          ---         ---           4,268,000          ---

Tax benefit of stock options exercised        ---           ---          ---         215,000          ---             ---

Stock awards                                  ---          22,000        ---         120,000          ---             ---

Stock option compensation expense             ---           ---          ---         278,000          ---             ---

Exercise of stock options                     ---         251,405       3,000        802,000          ---             ---
Other comprehensive income, net of tax:
   Unrealized gain on investments
     available-for-sale, net of
     reclassification adjustment              5,000
   Foreign currency translation
     adjustment                            (137,000)
                                        -----------
Other comprehensive income, net of tax     (132,000)        ---          ---         ---             ---           (132,000)
                                        -----------
Comprehensive income                    $ 4,136,000
                                        ===========-----------------------------------------------------------------------------
BALANCE AT JUNE 30, 2005                                 8,917,463    $ 89,000    $13,466,000  $  48,114,000        $ 145,000
                                        ========================================================================================

                                                             Deferred
                                         Treasury Stock     Compensation    Total
                                        ---------------------------------------------------

BALANCE AT JUNE 30, 2002                  $ (1,403,000)        ---        $52,192,000

Net loss                                        ---            ---           (501,000)

Tax benefit of stock options exercised          ---            ---              2,000

Stock award compensation expense                 7,000         ---             17,000

Exercise of stock options                       ---            ---             26,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment
   Foreign currency translation adjustment

Other comprehensive income, net of tax          ---            ---            217,000

Comprehensive loss
                                        -----------------------------------------------
BALANCE AT JUNE 30, 2003                  $ (1,396,000)     $  ---       $ 51,953,000

Net income                                      ---            ---          2,176,000

Tax benefit of stock options exercised          ---            ---             55,000

Stock awards                                    ---            ---            190,000

Stock option compensation expense               ---          (37,000)          10,000

Exercise of stock options                       ---            ---            342,000
Other comprehensive income, net of tax:
   Unrealized losses on investments
     available-for-sale, net of
     reclassification adjustment
   Foreign currency translation adjustment

Other comprehensive income, net of tax          ---           ---             101,000

Comprehensive income
                                        -----------------------------------------------
BALANCE AT JUNE 30, 2004                  $ (1,396,000)    $ (37,000)    $ 54,827,000

Net income                                      ---            ---          4,268,000

Tax benefit of stock options exercised          ---            ---            215,000

Stock awards                                    ---            ---            120,000

Stock option compensation expense               ---          (234,000)         44,000

Exercise of stock options                       ---            ---            805,000
Other comprehensive income, net of tax:
   Unrealized gain on investments
     available-for-sale, net of
     reclassification adjustment
   Foreign currency translation
     adjustment

Other comprehensive income, net of tax          ---            ---           (132,000)

Comprehensive income
                                        ----------------------------------------------
BALANCE AT JUNE 30, 2005                 $ (1,396,000)     $ (271,000)   $ 60,147,000
                                        ==============================================

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003

CASH FLOWS FROM OPERATING ACTIVITIES:                                   2005                  2004                  2003
                                                                  -----------------    -------------------    ------------------

  Net income/(loss)                                               $    4,268,000        $   2,176,000          $   (501,000)
  Adjustments to reconcile net income/(loss) to net cash
   provided by/(used in)  operating activities:

       Depreciation and amortization                                   5,383,000            5,152,000             5,391,000

       (Gain)/loss on disposal of fixed assets                           (12,000)             373,000               459,000

       Stock based compensation expense                                  164,000              200,000                17,000

       Deferred income taxes                                             (99,000)            (570,000)              (45,000)

       Investment interest accretion, net                                (17,000)             (21,000)               (8,000)

       Realized loss on sale of investments                                7,000                2,000                  ---
  Changes in operating assets and liabilities:

       Accounts receivable, net                                          481,000           (3,749,000)             (393,000)

       Inventories                                                    (5,348,000)          (7,038,000)              273,000

       Other assets                                                     (147,000)            (224,000)            1,843,000
       Accounts payable, accrued expenses and
         income taxes payable                                             61,000            3,606,000               556,000
                                                                  -----------------    -------------------    ------------------
  Net cash provided by/(used in) operating activities                  4,741,000              (93,000)            7,592,000
                                                                  -----------------    -------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                           (8,784,000)          (4,506,000)           (1,861,000)

       Purchase of investments                                        (3,508,000)          (3,482,000)           (5,001,000)

       Proceeds from sale of investments                               4,010,000            3,997,000             5,000,000

       Proceeds from sale of fixed assets                                 49,000               22,000                18,000
                                                                  -----------------    -------------------    ------------------
  Net cash used in investing activities                               (8,233,000)          (3,969,000)           (1,844,000)
                                                                  -----------------    -------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayment of long-term debt                                    (2,661,000)            (355,000)           (4,436,000)

       Proceeds from exercise of stock options                           805,000              342,000                26,000

       Proceeds from issuance of debt                                  5,750,000                  ---                   ---
                                                                  -----------------    -------------------    ------------------
  Net cash provided by/(used in) financing activities
                                                                       3,894,000              (13,000)           (4,410,000)
                                                                  -----------------    -------------------    ------------------

       Effect of exchange rate changes on cash                            (9,000)             (76,000)              218,000
                                                                  -----------------    -------------------    ------------------

       Net increase/(decrease) in cash and cash equivalents              393,000           (4,151,000)            1,556,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           4,534,000            8,685,000             7,129,000
                                                                  -----------------    -------------------    ------------------
CASH AND CASH EQUIVALENTS, END OF YEAR
                                                                  $    4,927,000       $    4,534,000         $   8,685,000
                                                                  =================    ===================    ==================
Supplemental cash flow information:

        Interest paid                                             $      468,000        $     364,000         $     397,000
        Income taxes paid                                         $    2,764,000        $     237,000         $         ---

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

        American Technical Ceramics Corp. and its wholly-owned subsidiaries (the
"Company") are engaged in the design, development, manufacture and sale of electronic components, including ceramic multilayer capacitors and custom thin film circuits. These products are primarily used for commercial and military purposes in the United States and for export, primarily to Western Europe,
Canada and the Far East. In fiscal years 2005, 2004 and 2003, no one customer accounted for more than 10% of consolidated net sales. The Company operates in one industry segment - the electronic components industry.

           BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of American Technical Ceramics Corp. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain insignificant reclassifications have been made to prior period financial information or disclosure to conform to the current year presentation.

           REVENUE RECOGNITION

        The Company generates revenue from product sales to original equipment manufacturers and resellers. The Company recognizes revenue when persuasive evidence of an arrangement exists (which is evidenced by written purchase arrangements), delivery has occurred and title has passed to the customer, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. The Company does not perform any installation services and does not have any post-shipment obligations. The Company typically warranties that its products will be free from defects in material and workmanship for 90 days. However, defective product may be accepted beyond this period. The Company provides for estimated sales returns when the underlying sale is made, based upon historical experience and known events or trends, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue
Recognition when Right of Return Exists". Historically, product returns and associated warranty costs have not been significant. The Company generally does not grant price protection. Shipping and handling fees charged to customers are included in net sales, and related costs are included in cost of sales.

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

           COMPREHENSIVE INCOME

        The following table sets forth the components of the change in net unrealized gains/(losses) on investments available-for-sale for the fiscal years ended June 30, 2005, 2004 and 2003:

                                                                               2005                 2004               2003
                                                                          ----------------     ---------------    ----------------

          Unrealized holding losses
                     arising during the period, net of tax                $          ---          $ (7,000)         $  (5,000)

          Less: reclassification adjustment for
                     losses included in net income, net of tax                      5,000            2,000                ---
                                                                          ----------------     ---------------    ----------------

          Change in net unrealized gains/(losses) on
          investments available-for-sale                                  $        5,000       $    (5,000)          $ (5,000)
                                                                          ================     ===============    ================

        The deferred tax (benefit)/liability associated with unrealized holding gains/(losses) arising during the fiscal years 2005, 2004 and 2003 was nil,
($3,000) and ($2,000), respectively. The tax benefit of the reclassification adjustments for gains on sales of investments included in net income during fiscal year 2005 was $3,000 and was nil for fiscal years 2004 and 2003.

           LONG-LIVED ASSETS

        Property, plant and equipment are stated at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided primarily using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings                                                               30 years
Leasehold improvements             Lesser of the remaining lease term or 5 years
Machinery and equipment                                                 10 years
Computer equipment and software                                     2 to 5 years
Furniture, fixtures and other                                       3 to 8 years

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

        The average per-share fair value of stock options granted during fiscal years 2005, 2004 and 2003 was $5.68, $5.85 and $2.50, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.79%, 3.30% and 3.23%, respectively, expected life of five years, expected volatility of 69.3%, 71.5% and 71.5%, respectively, and no dividends). The weighted average remaining contractual life of options outstanding as of June 30, 2005 was 5.0 years.

        Had compensation expense with respect to options and awards been determined based on the fair value method on the date of grant consistent with the methodology prescribed under SFAS No. 123 prior to July 1, 2003, the
Company's net income/(loss) and earnings/(loss) per share would have approximated the pro forma amounts indicated below:

                                                                                      Year Ended June 30,
                                                              ----------------------------------------------------------------------
                                                                        2005                      2004                    2003
                                                              ----------------------     --------------------    -------------------

Net income/(loss), as reported                                    $     4,268,000          $     2,176,000        $       (501,000)
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects             117,000                  154,000                  19,000
Deduct: Total stock-based employee compensation
  expense determined under fair value based method for all
  awards, net of related tax effects                                     (424,000)              (1,410,000)             (1,112,000)
                                                               ---------------------    --------------------     -------------------
Pro forma net income/(loss)                                       $     3,961,000          $       920,000        $     (1,594,000)
                                                               =====================    ====================     ===================
Income/(loss) per share:

    Basic - as reported                                           $          0.51          $          0.27        $          (0.06)

    Basic - pro forma                                             $          0.47          $          0.11        $          (0.20)

    Diluted - as reported                                         $          0.49          $          0.25        $          (0.06)

    Diluted - pro forma                                           $          0.45          $          0.11        $          (0.20)

        The weighted-average fair value of each stock option included in the preceding pro forma amounts is estimated using the Black-Scholes option pricing model and is amortized ratably over the vesting period of the options which is typically four years.

              EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing income available to common stockholders (which for the Company equals its net income)
by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents.
Antidilutive shares aggregating 372,000, 520,000 and 1,381,000, respectively, have been omitted from the calculation of dilutive EPS for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. A reconciliation between numerators and denominators of the basic and diluted earnings per share is as follows:

                     YEAR ENDED JUNE 30, 2005             YEAR ENDED JUNE 30, 2004              YEAR ENDED JUNE 30, 2003
                     ------------------------             ------------------------              ------------------------
                   INCOME       SHARES     PER-SHARE    INCOME        SHARES     PER-SHARE    INCOME       SHARES     PER-SHARE
                (NUMERATOR)   (DENOMINATOR) AMOUNT    (NUMERATOR)   (DENOMINATOR) AMOUNT    (NUMERATOR)  (DENOMINATOR)  AMOUNT
                -----------   --------------------    -----------   --------------------    -----------   -------------------

Basic EPS         $4,268,000   8,402,000    $ 0.51     $2,176,000    8,132,000    $ 0.27     $(501,000)   8,074,000    $(0.06)

Effect of Dilutive
Securities:
Stock Options        --          328,000     (0.02)         --         444,000     (0.02)       --            --         --

 Stock Awards        --            8,000      --            --           7,000       --         --            --         --
                ------------- ------------ --------- -------------- ------------ --------- -------------- ----------- ---------

Diluted EPS       $4,268,000   8,738,000    $ 0.49    $2,176,000     8,583,000    $ 0.25     $(501,000)    8,074,000   $(0.06)
                ============= ============ ========= ============== ============ ========= ============== =========== =========

           IMPACT OF NEW ACCOUNTING STANDARDS

        In December 2004, the Financial Accounting Standard Board ("FASB")
issued Statement of Financial Accounting Standards No. 123 (revised 2004),
"Share-Based Payment" ("SFAS No. 123 (R)"). This Statement is a revision of FASB
Statement No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 (R)
supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" ("APB No. 25"), and its related implementation guidance.
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

        In November 2004, the FASB issued Statement of Financial Accounting
Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4"
("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4,
"Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS
No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition,
SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS
No. 151 effective July 1, 2005. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

        On December 31, 2004, the FASB issued Staff Position No. FAS 109-2,
"Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax
Deduction on Qualified Production Activities Provided by the American Jobs
Creation Act of 2004" ("FSP No. 109-1"), and Staff Position No. 109-2,
"Accounting and Disclosure Guidance for the Foreign Earnings Repatriation
Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2").
These staff positions provide accounting guidance on how companies should account for the effects for the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is currently assessing the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance from the United States Treasury is published.

              ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts receivable and sales returns, net realizable value of inventory, and assessments of the recoverability of the Company's long lived assets (including deferred taxes). Actual results could differ from those estimates.

              SUPPLEMENTAL CASH FLOW INFORMATION

        During fiscal year 2005, significant non-cash activities included (i) a tax benefit of $215,000 resulting from stock options exercised, (ii)
compensation expense of $120,000 in connection with awards of an aggregate of
15,000 shares of common stock, and (iii) compensation expense of $44,000 recognized in connection with 38,000 stock options which will also result in compensation expense of $122,000 to be recognized ratably over the next three years.

        During fiscal year 2004, significant non-cash activities included (i) a tax benefit of $55,000 resulting from stock options exercised, (ii) compensation expense of $190,000 in connection with awards of an aggregate of 28,350 shares of common stock, and (iii) compensation expense of $10,000 recognized in connection with 13,000 stock options which will also result in compensation expense of $37,000 to be recognized ratably over the next four years.

         During fiscal year 2003, significant non-cash activities included (i) a tax benefit of $2,000 resulting from stock options exercised, (ii) compensation expense of $17,000 in connection with awards of an aggregate of 7,000 shares of common stock, (iii) amortization of interest income of $8,000 related to net premiums on purchases of securities available for sale, and (iv) the adjustment of a capital lease relating to the Company's Jacksonville, Florida facility to reflect certain additions to the facility. The adjustment increased both fixed assets and the related long-term debt by $1,437,000.

NOTE 2.       INVESTMENTS

        Investments consist of the following:

                                                          Gross Unrealized       Gross Unrealized
June 30, 2005                               Cost               Gains                  Losses               Fair Value
-------------                         -----------------  -------------------   ---------------------  ---------------------

U.S. Government obligations           $   1,024,000      $           ---        $          1,000       $   1,023,000
N.J. Municipal bonds                      1,000,000                  ---                     ---           1,000,000
                                      -----------------  -------------------   ---------------------  ---------------------
                                      $   2,024,000      $           ---        $          1,000       $   2,023,000
                                      =================  ===================   =====================  =====================

                                                          Gross Unrealized       Gross Unrealized
June 30, 2004                               Cost               Gains                  Losses               Fair Value
-------------                         -----------------  -------------------   ---------------------  ---------------------

U.S. Government obligations           $   2,016,000      $          ---        $           8,000         $  2,008,000
Bank Time Deposits                          500,000                 ---                      ---              500,000
                                      -----------------  -------------------   ---------------------  ---------------------
                                      $   2,516,000      $          ---        $           8,000         $  2,508,000
                                      =================  ===================   =====================  =====================

        All of the Company's investments at June 30, 2005 contractually mature within one year.

NOTE 3.       INVENTORIES

        Inventories consist of the following:
                                          June 30, 2005          June 30, 2004
                                          -------------          -------------

Raw materials                           $  14,122,000          $  11,772,000
Work in process                             7,382,000              6,722,000
Finished goods                              6,036,000              3,774,000
                                      ------------------     ------------------
                                        $  27,540,000          $  22,268,000
                                      ==================     ==================

      NOTE 4.     LONG-TERM DEBT

        Long-term debt consists of the following:

                                         June 30, 2005           June 30, 2004
                                         -------------           -------------

Notes payable to banks               $     3,483,000          $          ---
Obligations under capital leases           2,896,000               3,290,000
                                     ------------------      ------------------
                                           6,379,000               3,290,000
Less: Current portion                      1,103,000                 394,000
                                     ------------------      ------------------
     Long-term debt                  $     5,276,000          $    2,896,000
                                     ==================      ==================

              NOTES  PAYABLE TO BANKS

        In April 2004, the Company entered into a $4,000,000 credit facility with General Electric Capital Corporation for the purchase of equipment. In May
2005, the credit facility was increased to $6,000,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield at the time of election or a floating rate of
3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 10, 2006. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of June 30,
2005, the Company had $3,483,000 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% and 7.31%. At June 30, 2005, the
Company has $5,000,000 available to borrow under this credit facility.

        In December 2004, the Company entered into a credit facility with
Commerce Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal.
Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Borrowings under the line expire on November 30, 2005.
The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of June 30, 2005, the
Company had no outstanding borrowings under this credit facility.

The following table sets forth the contractual maturity of notes payable to banks as of June 30, 2005:

                                                  2006         $      666,000
                                                  2007                716,000
                                                  2008                769,000
                                                  2009                826,000
                                                  2010                506,000
                                                               -----------------
                 Total minimum debt payments                        3,483,000
                 Less: Current portion                                666,000
                                                               -----------------
                                                               $    2,817,000
                                                               =================

         In September 2005, the Company's wholly-owned subsidiary in Sweden obtained a series of five term loans aggregating 12,000,000 Swedish Krona
("SEK") (approximately $1,700,000) from Svenska Handelsbanken, AB
("Handelsbanken"). The loans are unsecured and bear interest at fixed rates ranging from 3.56% to 4.59%. The five loans are each for a principal amount of
2,400,000 SEK and are fully amortizing. The loans mature in one to five years with the first maturing on September 30, 2006 and one other maturing on each succeeding September 30th through 2010. In connection with, and as an inducement to Handelsbanken to make the loans, the Company entered into a Guaranty and
Agreement with Handelsbanken whereby the Company has agreed to guarantee the payment of all its Swedish subsidiary's obligations under the loans.

     OBLIGATIONS UNDER CAPITAL LEASES

         The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville
Facility") from a partnership controlled by the Company's President, Chief
Executive Officer and principal stockholder under a capital lease. At June 30,
2005, the Jacksonville Facility has an aggregate cost of $5,104,000 and a net book value of $1,959,000. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease currently provides for base rent of approximately $756,000 per annum. The lease further provides for annual increases in base rent for years beginning after May
1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. In August 2002, the base monthly rental was increased to approximately $60,000 for fiscal year 2003, effective September 1,
2002, to reflect the addition of a new manufacturing facility at the
Jacksonville Facility. In fiscal year 2002, the base rental was approximately
$43,000 per month.

         The following table sets forth the future minimum lease payments
(excluding contingent rental adjustments) under this capital lease by fiscal year and the present value of the minimum lease payments as of June 30, 2005:

2006                                                    $         719,000
2007                                                              719,000
2008                                                              719,000
2009                                                              719,000
2010                                                              719,000
2011 and thereafter                                               180,000
                                                        --------------------
Total minimum lease payments                                    3,775,000
Less: Amount representing interest                                879,000
                                                        --------------------
Present value at June 30, 2005                                  2,896,000
Less: Current portion                                             437,000
                                                        --------------------
                                                        $       2,459,000
                                                        ====================

Contingent rentals of $32,000, $11,000 and nil were expensed during fiscal years
2005, 2004 and 2003, respectively.

NOTE 5.       INCOME TAXES

         The components of income/(loss) before income taxes are as follows:

                                                             Fiscal Years Ended June 30,
                                                --------------------------------------------------------
                                                     2005                2004                2003
                                                ---------------     ---------------     ----------------

                     Domestic                   $    5,577,000      $    1,940,000      $       (931,000)
                     Foreign                           464,000             289,000               (74,000)
                                                ---------------     ---------------     ----------------
                                                $    6,041,000      $    2,229,000      $     (1,005,000)
                                                ===============     ===============     ================

              The provision for income taxes consists of the following:

                                                                  Years Ended June 30,
                                                  ------------------------------------------------------
                                                       2005               2004                2003
                                                  ---------------    ---------------     ---------------
CURRENT:

    Federal                                       $  1,737,000       $   951,000         $  (464,000)

    State                                               13,000          (110,000)              5,000

    Foreign                                            122,000          (218,000)              ---
                                                  ---------------    ---------------     ---------------
       Total current                                 1,872,000           623,000            (459,000)
                                                  ---------------    ---------------     ---------------

DEFERRED:

    Federal                                            (95,000)         (561,000)             (5,000)

    State                                              (38,000)             ---              (40,000)

    Foreign                                             34,000            (9,000)               ---
                                                  ---------------    ---------------     ---------------

       Total deferred                                  (99,000)         (570,000)            (45,000)
                                                  ---------------    ---------------     ---------------
                                                  $  1,773,000       $    53,000         $  (504,000)
                                                  ===============    ===============     ===============

         The following table reconciles the Federal statutory rate to the
Company's effective tax rate:

                                                                          Years Ended June 30,
                                                           ---------------------------------------------------
                                                               2005               2004               2003
                                                           --------------     -------------      -------------

Tax provision computed at statutory rate                          34.0%              34.0%           34.0%
State tax and State tax credit, net of Federal tax effect          0.9                1.1             2.3

FSC/EIE benefit                                                   (4.0)              (7.5)           12.4

Foreign tax                                                       (0.7)              (4.9)            ---
Changes in tax contingency estimates
  and audit settlements  (1)                                      (0.5)             (19.9)            ---

Deferred tax benefit from State tax law change                    (1.9)               ---             ---

Tax credits and other, net                                         1.5               (0.4)            1.4
                                                           --------------     -------------      -------------
                                                                  29.3%               2.4%           50.1%
                                                           ==============     =============      =============

         (1) The Company has undergone tax audits in various jurisdictions which are substantially complete. In fiscal years 2005 and 2004, the Company recognized benefits as a result of audit settlements and the reevaluation of certain tax contingency estimates relating to these jurisdictions.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30,
2005 and 2004, are presented below.

                                                                                            June 30,
                                                                             --------------------------------------
                                                                                    2005                2004
                                                                             -----------------     ----------------

Deferred tax assets:
   Allowance for doubtful accounts receivable
       and sales returns                                                     $      106,000        $      169,000
   Inventories                                                                    1,715,000             1,755,000
   Accrued expenses                                                                 737,000               606,000

    Unrealized loss on investments available for sale                                   ---                 3,000
   Net operating loss
       and tax credit carry forwards                                              1,457,000             1,553,000

    Other                                                                               ---                 6,000
                                                                             ------------------    -----------------
    Total deferred tax assets                                                     4,015,000             4,092,000
                                                                             ------------------    -----------------
    Valuation allowance                                                          (1,347,000)           (1,309,000)
                                                                             ------------------    -----------------
      Net deferred tax assets                                                     2,668,000             2,783,000
                                                                             ------------------    -----------------

Deferred tax liabilities:
   Plant and equipment, principally due to differences
       in depreciation and capital leases                                        (3,308,000)           (3,521,000)
                                                                             ------------------    -----------------
        Total deferred tax liabilities                                           (3,308,000)           (3,521,000)
                                                                             ------------------    -----------------
             Net deferred tax liability                                      $     (640,000)        $    (738,000)
                                                                             ==================    =================

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the expected reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, expected future taxable income over the periods in which the deferred tax assets are deductible, and reversals of deferred tax liabilities, management believes (although there can be no assurance) that it is more likely than not that the Company will realize the benefits of these deductible differences in the United States. The Company has available state net operating loss carryforwards which expire in various years through 2025. However, due to the uncertainties of realizing certain tax loss carryforwards, a valuation allowance of $1,347,000 has been provided against the associated deferred tax asset.

        At June 30, 2003, the Company had a valuation allowance of $159,000 relating to net operating losses at its Swedish subsidiary. Fiscal year 2004 earnings at this subsidiary have entirely utilized the net operating losses. As such, the valuation allowance as it relates to the net operating losses, have been reversed in fiscal year 2004.

        The Company had $780,000 of undistributed earnings of foreign subsidiaries as of June 30, 2005. No accrual of U.S. income taxes on the earnings of these subsidiaries has been recorded because at June 30, 2005, management's intention is to reinvest such earnings in the operations of such subsidiaries. Management is currently evaluating the potential benefits of repatriating foreign earnings under the repatriations provisions of the American
Jobs Creation Act of 2004. Determination of the amount of unrecognized deferred
U.S. income tax liabilities is not practicable to calculate because of the complexity of this hypothetical calculation.

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
No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applies Accounting Principals Board Opinion No. 25,
Accounting for Stock Issued to Employees ("Opinion No. 25"), in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and makes pro-forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied. The Company has recognized $44,000 and $10,000 in compensation expense for the fiscal years ended June 30, 2005 and 2004, respectively, for options granted after June 30, 2003.

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

     Stock option activity for fiscal years 2005, 2004 and 2003 is as follows:

                                               2005                          2004                            2003
                                   ------------------------------------------------------------ -------------------------------
                                                    Weighted                      Weighted                         Weighted
                                      Shares        Average         Shares         Average                         Average
                                    Subject to      Exercise      Subject to       Exercise     Shares Subject     Exercise
                                      Options         Price        Options          Price         to Options        Price
                                   -------------- ----------------------------- --------------- -------------------------------

Outstanding, beginning of year       1,257,400     $   6.97      1,380,200       $   6.63         918,800         $  8.98
Granted                                 50,000         9.45         13,000           5.85         504,000            2.50
Canceled                               (32,250)        8.08         (6,250)          9.11         (19,850)           8.34
Expired                                (32,800)        9.95         (9,600)          7.35         (12,250)          12.35
Exercised                             (251,405)        3.20       (119,950)          2.84         (10,500)           2.60
                                   --------------               ---------------                 ----------------
Outstanding, end of year               990,945     $   7.91      1,257,400       $   6.97       1,380,200         $  6.63
                                   ==============               ===============                 ================

     The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2005:

                                               Options Outstanding                                     Options Exercisable
                           ---------------------------------------------------------------     -------------------------------------
   Actual Range of                              Weighted-Average
 Exercise Prices 150%         Number               Remaining             Weighted-Average           Number          Weighted-Average
      Increment             Outstanding         Contractual Life          Exercise Price          Exercisable       Exercise Price
-----------------------    ---------------    ----------------------     -----------------     ------------------   ----------------

$   2.35  -    2.35            176,950                 5.0                  $   2.35                 167,950         $  2.35
    4.00  -    5.85            284,245                 3.7                  $   4.42                 255,745         $  4.30
    6.44  -    9.09            182,750                 6.5                  $   8.56                 125,000         $  8.41
   10.10  -   11.40            269,000                 5.8                  $  11.28                 243,250         $ 11.40
   15.75  -   19.50             70,000                 5.1                  $  17.36                  70,000         $ 17.36
   44.00  -   44.00              8,000                 4.9                  $  44.00                   8,000         $ 44.00
-----------------------    ---------------    ----------------------     -----------------     ------------------   ----------------
$   2.35  -   44.00            990,945                 5.1                  $   7.91                 869,945         $  7.92
                           ===============                                                     ==================

        At June 30, 2005, an aggregate of 226,550 shares were available for option grants or awards under the Plans.

            OTHER STOCK-BASED COMPENSATION

        In fiscal years 2005, 2004 and 2003, the Company awarded an aggregate of
15,000, 28,350 and 7,000 shares of common stock, respectively, to officers and certain other employees. These awards resulted in compensation expense of
$197,000, $317,000 and $38,000, respectively (including $77,000, $127,000 and
$21,000 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares on their respective grant dates.

        Treasury shares with an aggregate cost basis of $7,000 were issued in connection with the awards granted in fiscal year 2003. Accordingly, treasury stock was reduced for the cost of the shares on a specific identification, first-in first-out, basis.

     NOTE 7.        COMMITMENTS AND CONTINGENCIES

           OPERATING LEASES

        The Company had a related party operating lease with the Company's
President, Chief Executive Officer and principal stockholder, for a rented facility which expired December 31, 2001. The Company and the related party agreed to continue the lease on a month-to-month basis under the existing terms until a new agreement was finalized. In September 2002, the Company and an entity owned by the related party to which the related party had transferred the facility reached a new agreement on a long-term lease pursuant to which the
Company pays $410,000 per annum, subject to annual increases based upon increases in the Consumer Price Index. The lease expires in September 2007, subject to two five-year renewal options. Rent expense under this related party operating lease was approximately $424,000, $413,000 and $429,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

        Rent expense to unrelated parties, primarily for office space, was approximately $180,000, $157,000 and $181,000 for the fiscal years ended June
30, 2005, 2004 and 2003, respectively. Minimum rent payments under existing lease commitments with unrelated parties extending through the year ending June
30, 2006 are approximately $5,000 per month.

           CONTINGENCIES

        The Company is party to certain legal proceedings that arose in the normal course of its business. The Company does not believe that the resolution of such matters will have a significant effect on the Company's financial position or results of operations.

           EMPLOYMENT AGREEMENTS

        The Company has an employment agreement with its President and Chief
Executive Officer which provides for annual base compensation of $390,000 as well as additional annual compensation equal to 2.5% of net income before such additional compensation and income taxes. The Company, at its option, may pay the additional annual compensation in stock, cash or a combination thereof, subject to certain limitations.

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

        In December 2001, the Company renewed a four year employment agreement with an executive officer. The agreement provides for annual base compensation of $125,000, with annual increases of 8% over the rate in effect during the immediately preceding year, plus additional compensation based upon specific performance measures. The agreement includes termination provisions providing for conditional payments depending on the nature of the termination.

        In April 2003, the Company entered into a three year agreement with another executive officer. The agreement provides for annual base compensation of $160,000, plus additional compensation based upon specific performance measures. If the officer is terminated by the Company during the term of the agreement other than for cause (as defined in the agreement), the officer will be entitled to receive his base salary for one year from the date of termination. In September 2004, the officer was terminated and, as per the terms of the agreement, is receiving severance payments.

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

        In November 2003, the Company entered into three severance agreements with three executive officers. If the officer is terminated by the Company during the term of the agreement other than for cause (as defined in the agreement), (i) the officer will be entitled to receive his or her base salary for a period of months equal to the number of years the employee has been an executive officer plus three months up to a maximum of 15 months, (ii) the
Company shall continue to provide family medical coverage for the severance period, and (iii) all exercisable options may be exercised for the lesser of the severance period or the expiration of the options.

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

        In June 2005, the Company entered into an employment arrangement with an executive officer. The arrangement provides for annual base compensation of
$175,000 plus additional compensation based upon specific performance measures.

NOTE 8.           OTHER DATA

           ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                     June 30, 2005           June 30, 2004
                                     -------------           -------------

Accrued commissions                      $ 784,000                $ 851,000
Accrued salaries                           392,000                  659,000
Accrued bonus                              928,000                  550,000
Accrued vacation                           977,000                  914,000
Accrued medical expenses                 1,219,000                  883,000
Other                                    1,289,000                1,250,000
                                  -----------------       ------------------
                                       $ 5,589,000              $ 5,107,000
                                  =================       ==================

           VALUATION AND QUALIFYING ACCOUNTS

        Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

                                                                    Balance -         Additions      Deductions /       Balance -
                                                                    Beginning        Charged to          Other           End of
                        Classification                              of Period          Expense         Additions         Period
----------------------------------------------------------------   -------------    --------------   --------------    ------------

For the year ended June 30, 2005:                                   $  470,000            968,000      1,138,000        $ 300,000
 Allowance for doubtful accounts receivable and sales returns
For the year ended June 30, 2004:
 Allowance for doubtful accounts receivable and sales returns       $  438,000         1,192,000       1,160,000        $ 470,000
For the year ended June 30, 2003:
 Allowance for doubtful accounts receivable and sales returns       $  665,000         1,597,000       1,824,000        $ 438,000

              EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

        Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code.
This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. For the fiscal years ended June 30, 2005, 2004 and 2003, the Company provided a matching contribution of $602,000, $575,000 and $542,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions over five years.

              PROFIT BONUS PLAN

        Effective commencing in fiscal year 1995, the Company adopted a Profit
Bonus Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. As of June 30, 2005 and 2004, $610,000 and $224,000, respectively, was accrued pursuant to this plan. No compensation expense was recognized in respect of this plan for fiscal year 2003.

        Effective January 1, 2000, the Company adopted a Managers' Profit Bonus
Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may allocate a percentage of the Company's pre-tax profits (not to exceed 2.5% of such profits)
for equal distribution among participants in the plan. Participants in the
Managers' Profit Bonus Plan are no longer eligible to participate in the Profit
Bonus Plan described above. For fiscal years 2005, 2004 and 2003, the Company recognized compensation expense of $152,000, $56,000 and $12,000, respectively, in respect of this plan.

        The Company has a bonus plan for executive officers. This plan provides for a majority of the eligible employees to receive a cash bonus equal to at least 0.5% of the Company's pre tax income. In addition, two of the employees have different plans that provide for bonus calculations based upon other factors, including product line profitability and achievement of bookings quotas. For fiscal years 2005, 2004 and 2003, the Company recognized compensation expense of $381,000, $294,000 and $67,000, respectively, in respect of this plan.

NOTE 9.           FOREIGN OPERATIONS

        The Company markets and distributes a portion of its products sold abroad through its wholly-owned subsidiary, American Technical Ceramics Europe
AB, located in Sweden. During fiscal year 2002, the Company established a wholly-owned subsidiary in the United States which established a representative office in the People's Republic of China to service the Asian market. The following table summarizes certain financial information covering the Company's operations by geographic area for fiscal years 2005, 2004 and 2003. Net sales information is based upon country of origin.

                                   2005                  2004                  2003
                             ------------------    ------------------    ------------------

Net sales
    United States                 $ 60,739,000          $ 51,831,000          $ 42,204,000
    Sweden                          12,226,000             9,352,000             6,844,000
                             ------------------    ------------------    ------------------
 Total                            $ 72,965,000          $ 61,183,000          $ 49,048,000
                             ==================    ==================    ==================

Long-lived assets
    United States                 $ 29,593,000          $ 26,209,000          $ 27,127,000
    Sweden                              70,000                90,000                67,000
    China                               36,000                39,000                17,000
                             ------------------    ------------------    ------------------
 Total                            $ 29,699,000          $ 26,338,000          $ 27,211,000
                             ==================    ==================    ==================

        U.S. sales include $21,920,000, $19,597,000 and $13,507,000 for export in fiscal years 2005, 2004 and 2003, respectively. Export sales were primarily to customers in Western Europe, Canada and the Far East.

 NOTE 10.     DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

           CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND
           ACCRUED EXPENSES

        The carrying amount approximates fair value due to the short maturity of these instruments.

           INVESTMENTS

        Cost and fair value of the Company's investments is presented in Note 2.
Fair value is based upon quoted market prices.

           LONG-TERM DEBT

        At June 30, 2005, the fair value of (i) the Company's debt obligation at
June 30, 2005 was $3,576,000, and (ii) the Company's capital lease obligation with respect to its Jacksonville, Florida facility was $3,395,000 based on the present value of future cash flows and the Company's estimated incremental borrowing rate of 6.25%.

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.
These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Changes in assumptions could significantly affect the estimates.

