Form 10-Q
period 2005-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2005-11-14
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       or

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 1-9125

                        AMERICAN TECHNICAL CERAMICS CORP.
               (Exact Name of Company as Specified in Its Charter)

            DELAWARE                                             11-2113382
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 1 NORDEN LANE, HUNTINGTON STATION, NY                              11746
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

                                 Yes [X] No [_]

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the Company is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of November 4, 2005, the Company had outstanding 8,538,023 shares of Common
Stock, par value $0.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                          SEPTEMBER 30,   JUNE 30,
                                                                              2005          2005
                                                                          -------------   --------
                                                                           (unaudited)

ASSETS
Current assets
   Cash (including cash equivalents of $9 and $4, respectively)              $ 4,857       $ 4,927
   Investments                                                                 2,031         2,023
   Accounts receivable (net of allowance for doubtful accounts of $390
      and $300, respectively)                                                  8,304        10,008
   Inventories                                                                27,192        27,540
   Deferred income taxes, net                                                  2,806         2,668
   Prepaid and other current assets                                            1,321         1,007
                                                                             -------       -------
      TOTAL CURRENT ASSETS                                                    46,511        48,173
                                                                             -------       -------
Property, plant and equipment (net of accumulated depreciation
   and amortization of $48,600 and $47,143, respectively)                     31,150        29,502
Other assets                                                                     201           197
                                                                             -------       -------
      TOTAL ASSETS                                                           $77,862       $77,872
                                                                             =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (including related party debt of
      $448 and $437, respectively)                                           $ 1,436       $ 1,103
   Accounts payable                                                            2,258         2,449
   Accrued expenses                                                            4,870         5,589
                                                                             -------       -------
      TOTAL CURRENT LIABILITIES                                                8,564         9,141

Long-term debt, net of current portion (including related party debt of
      $2,343 and $2,459, respectively)                                         6,223         5,276
Deferred income taxes                                                          3,310         3,308
                                                                             -------       -------
      TOTAL LIABILITIES                                                       18,097        17,725
                                                                             -------       -------

Commitments and contingencies

Stockholders' equity
   Common Stock -- $0.01 par value; authorized 20,000 shares; issued 8,944
      and 8,917 shares, outstanding 8,530 and 8,503 shares, respectively          89            89
   Capital in excess of par value                                             13,498        13,195
   Retained earnings                                                          47,423        48,114
   Accumulated other comprehensive income:
      Cumulative foreign currency translation adjustment                         151           145
                                                                             -------       -------
                                                                                 151           145
                                                                             -------       -------
   Less: Treasury stock, at cost (414 and 414 shares, respectively)            1,396         1,396
                                                                             -------       -------
      TOTAL STOCKHOLDERS' EQUITY                                              59,765        60,147
                                                                             -------       -------
                                                                             $77,862       $77,872
                                                                             =======       =======

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                      For the Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                             2005     2004
                                                           -------   -------
Net sales                                                  $17,502   $16,928
Cost of sales                                               13,627    11,636
                                                           -------   -------
   Gross profit                                              3,875     5,292
                                                           -------   -------

Selling, general and administrative expenses                 4,170     3,832
Research and development expenses                              602       550
Other                                                          (10)      (10)
                                                           -------   -------
   Operating expenses                                        4,762     4,372
                                                           -------   -------
                                                           -------   -------
   (Loss)/income from operations                              (887)      920
                                                           -------   -------
Other (income) expense:
   Interest expense                                            140        91
   Interest income                                             (13)      (15)
   Other                                                        --         5
                                                           -------   -------
                                                               127        81
                                                           -------   -------

(Loss)/income before provision for income taxes             (1,014)      839
(Benefit from)/provision for income taxes                     (323)      239
                                                           -------   -------
Net (loss)/income                                          $  (691)  $   600
                                                           =======   =======

Basic net (loss)/income per common share                   $ (0.08)  $  0.07
                                                           =======   =======

Diluted net (loss)/income per common share                 $ (0.08)  $  0.07
                                                           =======   =======

Basic weighted average common shares outstanding             8,516     8,263
                                                           =======   =======

Diluted weighted average common shares outstanding           8,516     8,642
                                                           =======   =======

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            For the Three Months
                                                            Ended September 30,
                                                            --------------------
                                                                2005     2004
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income                                          $  (691)  $   600
   Adjustments to reconcile net (loss)/income to net cash
      provided by operating activities:
      Depreciation and amortization                             1,544     1,429
      Gain on disposal of fixed assets                            (14)      (10)
      Deferred income taxes                                      (136)     (203)
      Stock-based compensation expense                            114        20
      Provision for doubtful accounts and sales returns            90        --
      Investment interest accretion, net                           (8)       (2)
      Realized loss on investments                                 --         1
      Changes in operating assets and liabilities:
      Accounts receivable                                       1,630     1,298
      Inventories                                                 361      (506)
      Other assets                                               (314)     (408)
      Accounts payable and accrued expenses                      (911)     (262)
      Income taxes payable                                         --       223
                                                              -------   -------
   Net cash provided by operating activities                    1,665     2,180
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                     (3,196)   (3,203)
      Purchase of investments                                      --        --
      Proceeds from sale of investments                            --     1,517
      Proceeds from sale of fixed assets                           18        17
                                                              -------   -------
   Net cash used in investing activities                       (3,178)   (1,669)
                                                              -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                          (268)     (109)
      Proceeds from the exercise of stock options                 188       424
      Proceeds from the issuance of long term debt              1,548     1,013
                                                              -------   -------
   Net cash provided by financing activities                    1,468     1,328
                                                              -------   -------
                                                              -------   -------
      Effect of exchange rate changes on cash                     (25)      (66)
                                                              -------   -------
      Net (decrease)/increase in cash and cash
         equivalents                                              (70)    1,773

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    4,927     4,534
                                                              -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 4,857   $ 6,307
                                                              =======   =======

Supplemental cash flow information:
      Interest paid                                           $   148   $    91
      Taxes paid                                              $    33   $   220

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1)  BASIS OF PRESENTATION:

     The accompanying unaudited interim consolidated financial statements of
American Technical Ceramics Corp. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of September 30, 2005, and the results of its operations for the three month periods ended September 30, 2005 and 2004. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Results for the three month period ended September 30,
2005 are not necessarily indicative of results which could be expected for the entire year.

     In September 2005, the Company entered into an agreement to purchase certain equipment and inventory from CTS Corporation for an aggregate purchase price of between $3,100 and $3,250. The closing of this transaction is expected to take place during the second quarter of fiscal year 2006. In connection with the agreement with CTS Corporation, the Company has placed $2,100 into escrow which has been classified under Property, Plant and Equipment on the Balance
Sheet as of September 30, 2005.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)  IMPACT OF NEW ACCOUNTING STANDARDS:

     On July 1, 2005, the Company adopted Statement of Financial Accounting
Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)").
This Statement is a revision of FASB Statement No. 123, "Accounting for
Stock-Based Compensation." SFAS No. 123 (R) supersedes Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"),
and its related implementation guidance. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. The adoption of this standard resulted in an additional expense of $59 being recorded, which related to options granted prior to July 1, 2003 that were not fully vested before July 1, 2005.

     On July 1, 2005, the Company adopted Statement of Financial Accounting
Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4"
("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4,
"Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS
No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition,
SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated results of operations or financial position.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

     On December 31, 2004, the Financial Accounting Standards Board ("FASB")
issued Staff Position No. FAS 109-2, "Application of FASB Statement No. 109,
Accounting for Income Taxes, to the Tax Deduction on Qualified Production
Activities Provided by the American Jobs Creation Act of 2004" ("FSP No.
109-1"), and Staff Position No. 109-2, "Accounting and Disclosure Guidance for
the Foreign Earnings Repatriation Provision within the American Jobs Creation
Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs
Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP
No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. The Company has assessed the repatriation provisions and decided that it will repatriate an extraordinary dividend, as defined in the AJCA, during its second fiscal quarter ending
December 31, 2005.

(3)  STOCK-BASED COMPENSATION:

     On April 1, 1997, the Board of Directors approved the American Technical
Ceramics Corp. 1997 Stock Option Plan (the "1997 Option Plan") pursuant to which the Company may grant options to purchase up to 800 shares of the Company's common stock. On April 11, 2000, the Board of Directors approved the American
Technical Ceramics Corp. 2000 Incentive Stock Plan (the "2000 Plan", and
collectively with the 1997 Option Plan, the "Plans") pursuant to which the
Company may grant options or stock awards covering up to 1,200 shares of the
Company's common stock. Options granted under the Plans may be either incentive or non-qualified stock options. The term of each incentive stock option shall not exceed ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company's common stock), and options may vest in accordance with a vesting schedule established by the plan administrator (traditionally 25% per year during the first four years of their term). Unless terminated earlier by the Board, the 1997 Option Plan will terminate on March 31, 2007. Unless terminated earlier by the Board, the 2000
Plan will terminate on April 10, 2010. Shares issued upon the exercise of options are generally issued from the Company's authorized and unissued shares.

     Disposition of shares acquired pursuant to the exercise of incentive stock options under both Plans may not be made by the optionees within two years following the date that the option is granted, nor within one year after the exercise of the option, without the written consent of the Company.

     Prior to fiscal year 2004, the Company did not recognize compensation cost for these options upon grant as the exercise price was equal to or greater than the fair market value of the underlying stock at the date of grant. In July
2003, the Company adopted Statement of Financial Accounting Standard No. 123
("SFAS No. 123"), using the prospective method as prescribed in Statement of
Financial Accounting Standard No. 148 (SFAS No. 148"). The Company applied SFAS
No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applied Accounting Principals Board Opinion No. 25,
Accounting for Stock Issued to Employees ("Opinion No. 25"), in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and made pro-forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

     On July 1, 2005, the Company adopted Statement of Financial Accounting
Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)").
This Statement is a revision of FASB Statement No. 123, "Accounting for
Stock-Based Compensation." SFAS No. 123 (R) supersedes Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"),
and its related implementation guidance. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial position.

     The weighted average grant-date fair value of stock options granted during the three months ended September 30, 2005 and 2004 was $8.33 and $5.18, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.98% and 3.80%, respectively, expected life of six years and five years, respectively, expected volatility of 73.7% and 67.0%, respectively, and no dividends). The total intrinsic value of options exercised during the periods ended September 30, 2005 and 2004 was $213 and $283, respectively.

     Expected volatility is calculated using historical volatility. The expected term (life) of options granted represents the period of time that options granted are expected to be outstanding. In determining expected life, the
Company uses historical data to estimate option exercise and employee departure behavior. Groups of employees that have similar historical behavior are considered separately for valuation purposes. The risk free interest rate is based on the US Treasury Yield curve in effect at the time of grant for the expected life of the option.

     Stock option activity for the three months ended September 30, 2005 is as follows:

                                                    Weighted       Weighted
                                                     Average        Average
                                   Shares Subject   Exercise      Remaining          Aggregate
                                     to Options       Price    Contractual Term   Intrinsic Value
                                   --------------   --------   ----------------   ---------------

Outstanding, beginning of period          991        $ 7.91
Granted                                    40         13.22
Canceled                                   --            --
Expired                                    (1)        11.40
Exercised                                 (27)         4.33
                                        -----                        ---
Outstanding, end of period              1,003          8.21          5.1               2,650
                                        -----                        ---
Exercisable, end of period                856        $ 7.99          4.5               2,449
                                        =====                        ===

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

     A summary of the status of the Company's nonvested shares at September 30,
2005, and changes during the three months then ended is presented below:

                                                                      Weighted
                                                                       Average
                                                    Shares Subject   Grant-date
                                                      to Options     Fair Value
                                                    --------------   ----------
Nonvested, beginning of period                           121           $4.77
Granted                                                   40            8.33
Vested                                                   (14)           4.98
Forfeited                                                 --              --
                                                         ---
Nonvested, end of period                                 147           $5.72
                                                         ---

     As of September 30, 2005, there was $660 of total unrecognized compensation costs related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the period ended September 30, 2005 was $70.
Compensation cost capitalized as part of inventory and fixed assets for the three months ended September 30, 2005 was $76.

     Cash received from the exercise of options for the three months ended
September 30, 2005 and 2004 was $116 and $354, respectively. The total compensation cost related to options was $93 and $9 for the three months ended
September 30, 2005 and 2004, respectively. The related tax benefit recognized was $72 and $70 for the three months ended September 30, 2005 and 2004, respectively.

     Had compensation expense with respect to options and awards been determined based on the fair value method on the date of grant consistent with the methodology prescribed under SFAS No. 123 prior to July 1, 2003, the Company's net income/(loss) and earnings/(loss) per share would have approximated the pro forma amounts indicated below:

                                                                   Three Months
                                                                 Ended September
                                                                    30, 2004
                                                                 ---------------
Net income, as reported                                               $ 600
Add: Stock-based employee compensation expense
   included in reported net income, net of related tax effects           20
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                                  (159)
                                                                      -----
Pro forma income                                                      $ 461
Earnings per common share:
   Basic - as reported                                                $0.07
   Basic - pro forma                                                  $0.06
   Diluted - as reported                                              $0.07
   Diluted - pro forma                                                $0.05

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

     At September 30, 2005, an aggregate of 188 shares were available for option grants or awards under the Plans.

     Other Stock-Based Compensation

     During the three months ended September 30, 2005 and 2004, the Company awarded an aggregate of 7 and 6 shares of stock awards, respectively. These awards resulted in compensation cost of $30 and $19, respectively (including $9 and $8 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares on their respective grant dates.

(4)  SUPPLEMENTAL CASH FLOW INFORMATION:

     During the three months ended September 30, 2005, the Company (i) granted deferred compensation stock awards with an aggregate value of $85 with respect to which expense shall be recognized ratably throughout fiscal year 2006, (ii)
granted stock options with respect to which compensation expense of $333 will be recognized evenly over the service period, and (iii) recognized a $72 reduction of income taxes payable related to disqualifying dispositions upon the exercise of incentive stock options.

     During the three months ended September 30, 2004, the Company (i) granted deferred compensation stock awards with an aggregate value of $47 with respect to which expense was recognized ratably throughout fiscal year 2005, (ii)
granted stock options with respect to which compensation expense of $116 will be recognized evenly over the service period, and (iii) recognized a $70 reduction of income taxes payable related to disqualifying dispositions upon the exercise of incentive stock options.

(5)  INVENTORIES:

     Inventories included in the accompanying consolidated financial statements consist of the following:

                                                       September 30,   June 30,
                                                            2005         2005
                                                       -------------   -------
Raw materials                                             $13,589      $14,122
Work-in-process                                             8,422        7,382
Finished goods                                              5,181        6,036
                                                          -------      -------
                                                          $27,192      $27,540
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

                                                      For the Three Months Ended September 30,
                                 ---------------------------------------------------------------------------------
                                                     2005                                     2004
                                 ---------------------------------------   ---------------------------------------
                                  Net Income       Shares      Per-Share    Net Income      Shares       Per-Share
                                 (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                 -----------   -------------   ---------   -----------   -------------   ---------

Basic EPS                           $(691)         8,516        $(0.08)        $600          8,263         $0.07
                                                                ======                                     =====
Effect of dilutive securities:
   Stock options                       --             --                         --            372
   Deferred compensation
      stock awards                     --             --                         --              7
                                    -----          -----        ------         ----          -----         -----
Diluted EPS                         $(691)         8,516        $(0.08)        $600          8,642         $0.07
                                    =====          =====        ======         ====          =====         =====

     Options covering 500 shares have been omitted from the calculation of dilutive EPS for the three months ended September 30, 2004 because their inclusion would have been antidilutive.

(7)  COMPREHENSIVE INCOME:

     The Company's comprehensive income is as follows:

                                                            For the Three Months
                                                             Ended September 30,
                                                            --------------------
                                                                2005   2004
                                                               -----   ----
Net (loss)/income                                              $(691)  $600
                                                               -----   ----
Other comprehensive income:
  Foreign currency translation adjustments                         6     75
  Unrealized gains on investments, net of tax                     --      2
                                                               -----   ----
Other comprehensive income                                         6     77
                                                               -----   ----
Comprehensive (loss)/income                                    $(685)  $677
                                                               =====   ====

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(8)  INDEBTEDNESS:

     Long-term debt consists of the following:

                                                       September 30,   June 30,
                                                           2005          2005
                                                       -------------   --------
Notes payable to banks                                     $4,868       $3,483
Obligations under capital leases                            2,791        2,896
                                                           ------       ------
                                                            7,659        6,379
Less: current portion                                       1,436        1,103
                                                           ------       ------
Long-term debt                                             $6,223       $5,276
                                                           ======       ======

     In April 2004, the Company entered into a $4,000 credit facility with
General Electric Capital Corporation ("GECC") for the purchase of equipment. In
May 2005, the credit facility was increased to $6,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield at the time of election or a floating rate of
3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 10, 2006. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of
September 30, 2005, the Company had $3,321 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% and 7.31%.

     In December 2004, the Company entered into a credit facility with Commerce
Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Borrowings under the line expire on November 30, 2005. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of September 30, 2005, the Company had no outstanding borrowings under this credit facility. The Company is negotiating an extension of this line of credit. There can be no assurance that these negotiations will result in the Company securing an extension. If the Company is unable to secure such an extension on acceptable terms, the Company believes that it will be able to fund its cash needs from cash on hand, cash generated from operations and borrowings under the credit line with GECC described above.

     In September 2005, the Company's wholly-owned subsidiary in Sweden obtained a series of five term loans aggregating 12,000 Swedish Krona ("SEK")
(approximately $1,500) from Svenska Handelsbanken, AB ("Handelsbanken"). The loans are unsecured and bear interest at fixed rates ranging from 3.56% to
4.59%. The five loans are each for a principal amount of 2,400 SEK and are fully amortizing. The loans mature in one to five years with the first maturing on
September 30, 2006 and one maturing on each succeeding September 30th through
2010. In connection with, and as an inducement to Handelsbanken to make the loans, the Company entered into a Guaranty and Agreement with Handelsbanken whereby the Company has agreed to guarantee the payment of all its Swedish subsidiary's obligations under the loans.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

     The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville
Facility") from a partnership controlled by the Company's President, Chief
Executive Officer and principal stockholder under a capital lease. At September
30, 2005, the Jacksonville Facility has an aggregate cost of $5,104 and a net book value of $1,866. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease currently provides for base rent of approximately $756 per annum. The lease further provides for annual increases in base rent for years beginning after May
1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rent is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. In August 2002, the base monthly rent was increased to approximately $60 for fiscal year 2003, effective September 1, 2002, to reflect the addition of a new manufacturing facility at the Jacksonville Facility. In fiscal year 2002, the base rent was approximately $43 per month.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

Overview

     The Company experienced a net loss for the first quarter of fiscal 2006 compared to a profit in the comparable period of the prior fiscal year. Although sales increased compared to the comparable period in fiscal 2005, labor, overhead and operating expenses also increased as a percentage of sales.
Additionally, sales decreased from the immediately preceding quarter. This was due in part to typical slowness in the industry during the vacation laden summer months and in part to difficulties encountered during the process of converting certain of the Company's operations to its Enterprise Resource Planning ("ERP")
system.

     The Company planned to close for approximately four days in September to convert its component manufacturing and sales functions to the ERP system. The
Company's thin film custom circuits, financial reporting and purchasing departments are already on the ERP system; accordingly, the migration of manufacturing and sales to the system were intended to result in the entire
Company running on a common database.

     As the Company began to implement the conversion, it encountered a series of unanticipated problems beyond the planned closure period that disrupted its ability to book orders, manufacture and ship product. As a result, the Company decided to revert to its legacy systems for these functions so that it could resume shipping products and restore the high level of service its customers have grown to expect. At the end of September, the Company had more than $1,000 of delayed shipments. It also incurred substantial costs related to these efforts, contributing to the net loss for the quarter.

     By the end of October, the Company was able to ship most of the delayed orders. The Company's preliminary analysis of the problems encountered indicates that they can be successfully overcome and the Company is reformulating its ERP implementation plans accordingly.

     Subsequent to the end of the first quarter, the Company took certain steps to reduce costs, including a workforce reduction of approximately 5%. As a result, the Company will record severance expense of approximately $80 in the second fiscal quarter. The Company had been increasing its inventory in order to improve delivery times and customer service, a program which required it to increase staffing. The Company has determined that, at the present time, its inventory levels are adequate to meet expected demand and, therefore, is able to reduce headcount.

     In September 2005, the Company entered into an agreement to purchase certain equipment and inventory from CTS Corporation for an aggregate purchase price of between $3,100 and $3,250. The equipment will be used, among other things, in the production of low temperature co-fired ceramic products and certain of the Company's specialty multilayer capacitors. The closing of this transaction is expected to take place during the second quarter of fiscal year
2006. The equipment and inventory will be moved from its current location to the
Company's facilities in Jacksonville, Florida.

     During the quarter ended September 30, 2005, the Company's Swedish subsidiary borrowed 12,000 Swedish Krona (approximately $1,500). The funds will be used to pay a dividend to the Company, a portion of which will be made under the repatriation provisions of the American Jobs Creation Act of 2004.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

RESULTS OF OPERATIONS

KEY COMPARATIVE PERFORMANCE INDICATORS

                                                  Three Months Ended
                                        ---------------------------------------
                                        September 30, 2005   September 30, 2004
                                        ------------------   ------------------
Net Sales                                    $17,502             $16,928
Bookings                                     $17,626             $14,464

Gross Margin                                 $ 3,875             $ 5,292
Gross Margin (% of sales)                       22.1%               31.3%

Operating Expenses                           $ 4,762             $ 4,372
Operating Expenses  (% of sales)                27.2%               25.8%

SIGNIFICANT HIGHLIGHTS

     Sales for the three months ended September 30, 2005 increased 3.4% over the comparable period in the prior fiscal year.

     Bookings for the three months ended September 30, 2005 increased 21.9% over the comparable period in the prior fiscal year.

     Gross margin as a percentage of sales decreased to 22.1% during the three months ended September 30, 2005, compared to 31.3% during the comparable period in the prior fiscal year.

     Operating expenses as a percentage of sales increased to 27.2% during the three months ended September 30, 2005, compared to 25.8% during the comparable period in the prior fiscal year.

Three Months Ended September 30, 2005 Compared with Three Months Ended September
30, 2004

     Net sales for the three months ended September 30, 2005 were $17,502, an increase of 3% from the $16,928 recorded for the three months ended September
30, 2004. The increase in sales is due to the improved business climate in a majority of the markets the Company serves, as well as market penetration and growth in sales of the Company's newer product lines. Sales growth period to period was particularly significant in the semiconductor equipment, fiber optic and wireless markets. Revenues were impacted during the first quarter of fiscal year 2006 as a result of the attempted conversion by the Company of its component manufacturing and sales functions to its ERP system discussed above.
During this time, the Company was not able to ship product at normal levels. In order to maintain excellent customer service, the Company suspended the conversion and reverted to its legacy system for these functions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     Bookings have improved significantly from the levels experienced in the comparable period of last fiscal year. Total bookings for the three months ended
September 30, 2005 were $17,626 compared to $14,464 in the comparable period of the prior fiscal year, representing an increase of approximately 22%. Growth has come from a majority of the markets the Company serves, but was particularly strong in the semiconductor equipment, fiber optic and wireless markets.

     Gross margins were 22% of net sales for the three months ended September
30, 2005, compared to 31% in the comparable period of the prior fiscal year. The impact of the attempted conversion of certain functions to a different computer system, coupled with the increases in fixed costs that the Company undertook during the year, joined to adversely impact gross margins.

     Selling, general and administrative expenses totaled $4,170, or 24% of net sales, for the three months ended September 30, 2005, compared to $3,832, or 23%
of net sales, in the comparable period of the prior fiscal year. The increase in selling, general and administrative expenses in absolute terms compared to the prior fiscal year is attributable to increased administrative headcount, increased stock related compensation and training costs related to the implementation of the ERP system, partially offset by lower severance and commission expense. The Company incurred approximately $150 of selling, general and administrative expenses related to the ERP system implementation.

     Research and development expenses were $602 for the three months ended
September 30, 2005, an increase of 9% from the comparable period in the prior fiscal year. The increase was due to increased salary and expenses related to supplies. The Company continues to focus on the development of new products and processes related to its core product lines.

     Interest expense was $140 for the three months ended September 30, 2005, an increase of 54% from the comparable period in the prior fiscal year. The increase was due to an increase in the Company's average outstanding bank debt during the last twelve months.

     The Company recognized an income tax benefit of $323 for the three months ended September 30, 2005 as compared to an income tax expense for the comparable period in the prior fiscal year due to the losses incurred in the current fiscal year compared to income in the prior fiscal year.

     As a result of the foregoing, net loss for the three months ended September
30, 2005 was $691, or diluted loss per common share of ($0.08), compared with net income of $600, or diluted earnings per common share of $0.07, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

LIQUIDITY AND CAPITAL RESOURCES

                                                        September 30,   June 30,
                                                            2005          2005
                                                        -------------   --------
Cash and Investments                                        $ 6,888      $ 6,950
Working Capital                                             $37,947      $39,032
Quarter Ended:
   Operating Cash Flow                                      $ 1,665      $ 4,741
   Capital Expenditures                                     $ 3,196      $ 8,784
   Depreciation and Amortization                            $ 1,544      $ 5,383

Current Ratio                                                 5.4:1        5.3:1
Quick Ratio                                                   1.8:1        1.9:1

     The Company's financial position at September 30, 2005 remains strong as evidenced by working capital of $37,947. The Company's current and quick ratios at September 30, 2005 also remain strong.

     Cash, cash equivalents and investments decreased by $62 from June 30, 2005, as a result of capital expenditures partially offset by positive operating cash flows and loan proceeds. Accounts receivable decreased $1,704 from June 30, 2005 due to a decrease in sales in the three months ended September 30, 2005 compared to the three months ended June 30, 2005. Inventories decreased by $348 from June
30, 2005, primarily as a result of writedowns of certain inventory to net realizable value, partially offset by an increase of units in inventory. Other current assets increased $314 from June 30, 2005, primarily due to increased tax receivable as a result of tax losses incurred during the quarter ended September
30, 2005.

     The current portion of long-term debt increased by $333 from June 30, 2005, as the result of borrowings incurred by the Company's subsidiary in Europe.
Accrued expenses decreased by $719 from June 30, 2005, due to the payments of various accrued expenses at June 30, 2005 during the quarter ended September 30,
2005.

     In April 2004, the Company entered into a $4,000 credit facility with
General Electric Capital Corporation for the purchase of equipment. In May 2005, the credit facility was increased to $6,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield at the time of election or a floating rate of
3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 10, 2006. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of
September 30, 2005, the Company had $3,321 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% and 7.31%. At September 30,
2005, the Company had $5,000 available to borrow under this credit facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     In December 2004, the Company entered into a credit facility with Commerce
Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Borrowings under the line expire on November 30, 2005. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of September 30, 2005, the Company had no outstanding borrowings under this credit facility. The Company is negotiating an extension of this line of credit. There can be no assurance that these negotiations will result in the Company securing an extension. If the Company is unable to secure such an extension on acceptable terms, the Company believes that it will be able to fund its cash needs from cash on hand, cash generated from operations and borrowings under the credit line with GECC described above.

     In September 2005, the Company's wholly-owned subsidiary in Sweden obtained a series of five term loans aggregating 12,000 Swedish Krona ("SEK")
(approximately $1,500) from Svenska Handelsbanken, AB ("Handelsbanken"). The loans are unsecured and bear interest at fixed rates ranging from 3.56% to
4.59%. The five loans are each for a principal amount of 2,400 SEK and are fully amortizing. The loans mature in one to five years with the first maturing on
September 30, 2006 and one other maturing on each succeeding September 30th through 2010. In connection with, and as an inducement to Handelsbanken to make the loans, the Company entered into a Guaranty and Agreement with Handelsbanken whereby the Company has agreed to guarantee the payment of all its Swedish subsidiary's obligations under the loans.

     The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville
Facility") from a partnership controlled by the Company's President, Chief
Executive Officer and principal stockholder under a capital lease. At September
30, 2005, the Jacksonville Facility has an aggregate cost of $5,104 and a net book value of $1,866. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease currently provides for base rent of approximately $756 per annum. The lease further provides for annual increases in base rent for years beginning after May
1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rent is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction. In August 2002, the base monthly rent was increased to approximately $60 for fiscal year 2003, effective September 1, 2002, to reflect the addition of a new manufacturing facility at the Jacksonville Facility. In fiscal year 2002, the base rent was approximately $43 per month.

     Capital expenditures for the three months ended September 30, 2005 totaled
$3,196, including expenditures for machinery and equipment and leasehold improvements. The Company intends to use cash on hand, cash generated through operations, the line of credit with GECC and funds repatriated from the
Company's wholly-owned subsidiary in Sweden to finance budgeted capital expenditures of approximately $3,500 for the remainder of fiscal year 2006, primarily for equipment acquisitions and building renovations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

     Aggregate contractual obligations as of September 30, 2005, mature as follows:

                                                         Payments Due by Period
                                        -------------------------------------------------
                                                  Less than 1     1- 3     3- 5   After 5
       Contractual Obligations           Total       year        years    years    years
-------------------------------------   -------   -----------   ------   ------   -------

Bank Debt                               $ 5,629      $1,270     $2,505   $1,854      --
Capital Lease Obligations                 3,780         756      1,512    1,512      --
Operating Leases                          1,027         503        520        4      --
Purchase Obligations                      4,147       4,147         --       --      --
                                        -------      ------     ------   ------     ---
Total Contractual Obligations           $14,583      $6,676     $4,537   $3,370      --
                                        =======      ======     ======   ======     ===

     The Company routinely enters into binding and non-binding purchase obligations in the ordinary course of business, primarily covering anticipated purchases of inventory and equipment. The terms of these commitments generally do not extend beyond one year.

CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission (the "SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Company's significant accounting policies are described in Note 1 to its consolidated financial statements contained in its
Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

Accounting Standards Issued Not Yet Adopted

     In March 2005, the Financial Accounting Standards Board issued FASB
Interpretation No. 47, "Accounting for Conditional Asset Retirement
Obligations--an interpretation of FASB Statement No. 143" ("FIN No. 47"). This
Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations,
refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and (or) through the normal operation of the asset.
This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of the adoption of FIN No. 47 on its financial position and consolidated results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposure at September 30, 2005 is consistent with the types of market risk and amount of exposures, including foreign currency exchange rate, commodity price, security price and interest rate risks, presented in its Annual Report on Form 10-K for the fiscal year ended June 30,
2005.

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

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5.   Not Applicable

ITEM 6. Exhibits

EXHIBIT NO.   DESCRIPTION
-----------   ------------
31.1    -     Section 302 Certification of Principal Executive Officer.

31.2    -     Section 302 Certification of Principal Accounting Officer.

32.1    -     Section 906 Certification of Principal Executive Officer.

32.2    -     Section 906 Certification of Principal Accounting Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                        AMERICAN TECHNICAL CERAMICS CORP.
                                    (Company)

DATE: November 14, 2005             BY: /S/ VICTOR INSETTA
                                        ----------------------------------------
                                               Victor Insetta
                                           President and Director
                                        (Principal Executive Officer)

DATE: November 14, 2005             BY: /S/ ANDREW R. PERZ
                                        ----------------------------------------
                                                Andrew R. Perz
                                           Vice President, Finance
                                        (Principal Accounting Officer)

