Form 10-Q
period 2005-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2006-02-13
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X)        Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

                                       or

    ( )          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 1-9125
                          -----------------------------

                        AMERICAN TECHNICAL CERAMICS CORP.
                        ---------------------------------
               (Exact Name of Company as Specified in Its Charter)

                 DELAWARE                             11-2113382
    -------------------------------       -----------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

     1 NORDEN LANE, HUNTINGTON STATION, NY              11746
    --------------------------------------             -------
   (Address of Principal Executive Offices)           (Zip Code)

                                 (631) 622-4700
                                  -------------
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

As of February 1, 2006, the Company had outstanding 8,549,523 shares of Common
Stock, par value $0.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                                  JUNE 30,
                                                                                        DECEMBER 31, 2005           2005
                                                                                        ------------------    ------------------
ASSETS                                                                                     (unaudited)

Current assets
   Cash (including cash equivalents of $5 and
      $4, respectively)                                                                 $          7,496      $         4,927
   Investments                                                                                     2,052                2,023
   Accounts receivable (net of allowance for doubtful accounts and sales returns
      of $406 and $300, respectively)                                                              9,200               10,008
   Inventories                                                                                    28,062               27,540
   Deferred income taxes, net                                                                      2,661                2,668
   Prepaid and other current assets                                                                  723                1,007
                                                                                        ------------------    ------------------
                                           TOTAL CURRENT ASSETS                                   50,194               48,173
                                                                                        ------------------    ------------------

Property, plant and equipment (net of accumulated depreciation
      and amortization of $49,916 and $47,143, respectively)                                      31,685               29,502
Other assets                                                                                         400                  197
                                                                                        ------------------    ------------------
                                           TOTAL ASSETS                                 $         82,279      $        77,872
                                                                                        ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (including related party debt of
      $460 and $437, respectively)                                                      $          1,826      $         1,103
   Accounts payable                                                                                2,431                2,449
   Accrued expenses                                                                                4,800                5,589
   Income tax payable                                                                                118                  ---
                                                                                        ------------------    ------------------
                                           TOTAL CURRENT LIABILITIES                               9,175                9,141

Long-term debt, net of current portion (including related party debt of
      $2,223 and $2,459, respectively)                                                             7,932                5,276
Deferred income taxes                                                                              3,310                3,308
                                                                                        ------------------    ------------------
                                           TOTAL LIABILITIES                                      20,417               17,725
                                                                                        ------------------    ------------------

Commitments and contingencies

Stockholders' equity
   Common Stock -- $0.01 par value; authorized 20,000 shares; issued 8,957
      and 8,917 shares, outstanding 8,543 and 8,503 shares, respectively                              90                   89
   Capital in excess of par value                                                                 13,669               13,195
   Retained earnings                                                                              49,352               48,114
   Accumulated other comprehensive income:

      Cumulative foreign currency translation adjustment                                             147                  145
                                                                                        ------------------    ------------------
                                                                                                     147                  145
                                                                                        ------------------    ------------------
    Less:   Treasury stock, at cost (414 and 414 shares, respectively)                             1,396                1,396
                                                                                        ------------------    ------------------
                                           TOTAL STOCKHOLDERS' EQUITY                             61,862               60,147
                                                                                        ------------------    ------------------

                                                                                        $         82,279      $        77,872
                                                                                        ==================    ==================

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                            For the Three Months Ended              For the Six Months Ended
                                                                   December 31,                            December 31,
                                                             2005               2004                2005                2004
                                                             ----               ----                ----                ----

        Net sales                                       $       19,678      $     16,229        $      37,180       $     33,157
        Cost of sales                                           11,713            10,559               25,340             22,195
                                                        ---------------    ----------------    ---------------     ---------------
           Gross profit                                          7,965             5,670               11,840             10,962
                                                        ---------------    ----------------    ---------------     ---------------

        Selling, general and administrative expenses             4,497             3,964                8,667              7,796

        Research and development expenses                          459               489                1,061              1,039

        Other                                                       16                31                    6                 21
                                                        ---------------    ----------------    ---------------     ---------------
           Operating expenses                                    4,972             4,484                9,734              8,856
                                                        ---------------    ----------------    ---------------     ---------------

                                                        ---------------    ----------------    ---------------     ---------------
           Income from operations                                2,993             1,186                2,106              2,106
                                                        ---------------    ----------------    ---------------     ---------------
        Other (income) expense:

           Interest expense                                        148               100                  288                191

           Interest income                                         (31)              (15)                 (44)               (30)

           Other                                                    --                 3                   --                  8
                                                        ---------------    ----------------    ---------------     ---------------

                                                                   117                88                  244                169
                                                        ---------------    ----------------    ---------------     ---------------

        Income before provision
           for income taxes                                      2,876             1,098                1,862              1,937

        Provision for income taxes                                 947               332                  624                571
                                                        ---------------    ----------------    ---------------     ---------------
        Net income                                      $        1,929      $        766        $       1,238       $      1,366
                                                        ===============    ================    ===============     ===============

        Basic net income per common share               $         0.23      $       0.09        $        0.15       $       0.16
                                                        ===============    ================    ===============     ===============

        Diluted net income per common share             $         0.22       $      0.09        $        0.14       $       0.16
                                                        ===============    ================    ===============     ===============

        Basic weighted average common
           shares outstanding                                    8,538             8,391                8,527              8,327
                                                        ===============    ================    ===============     ===============

        Diluted weighted average common
          shares outstanding                                     8,816             8,747                8,833              8,695
                                                        ===============    ================    ===============     ===============

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     For the Six Months Ended December 31,
                                                                          2005                     2004
                                                                 ---------------------     --------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                   $            1,238         $        1,366
    Adjustments to reconcile net income to net cash
     provided by operating activities:

       Depreciation and amortization                                          2,994                  2,610

       (Gain) on disposal of fixed assets                                        (9)                    (9)

       Deferred income taxes                                                      9                   (412)

       Stock-based compensation expense                                         208                     37

       Provision for doubtful accounts and sales returns                        106                    ---

       Investment interest accretion, net                                       (18)                    (5)

       Realized loss on investments                                             ---                      8
       Changes in operating assets and liabilities:

       Accounts receivable                                                      668                  2,947

       Inventories                                                             (549)                (3,256)

       Other assets                                                              71                    167

       Accounts payable and accrued expenses                                   (802)                  (784)

       Income taxes payable                                                     119                   (102)
                                                                 ---------------------     --------------------
    Net cash provided by operating activities                                 4,035                  2,567
                                                                 ---------------------     --------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                                  (5,180)                (5,873)

       Purchase of investments                                               (1,045)                (1,992)

       Proceeds from sale of investments                                      1,034                  2,510

       Proceeds from sale of fixed assets                                        19                     32
                                                                 ---------------------     --------------------
    Net cash used in investing activities                                    (5,172)                (5,323)
                                                                 ---------------------     --------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayment of debt                                                       (540)                  (249)

       Proceeds from the exercise of stock options                              266                    893

       Proceeds from the issuance of long term debt                           3,956                  1,887
                                                                 ---------------------     --------------------
    Net cash provided by financing activities                                 3,682                  2,531
                                                                 ---------------------     --------------------

                                                                 ---------------------     --------------------
       Effect of exchange rate changes on cash
                                                                                 24                   (240)
                                                                 ---------------------     --------------------

       Net increase/(decrease) in cash and cash equivalents                   2,569                   (465)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 4,927                  4,534

                                                                 ---------------------     --------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                        $            7,496         $        4,069
                                                                 =====================     ====================

 Supplemental cash flow information:

       Interest paid                                             $              297         $          191

       Taxes paid                                                $              229         $          922

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

 (1)     BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of
American Technical Ceramics Corp. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of December 31, 2005, and the results of its operations for the three and six month periods ended December 31, 2005 and 2004. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Results for the three and six month periods ended
December 31, 2005 are not necessarily indicative of results which could be expected for the entire year.

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
109-1"), and Staff Position No. 109-2, "Accounting and Disclosure Guidance for
the Foreign Earnings Repatriation Provision within the American Jobs Creation
Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs
Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP
No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. The Company has assessed the repatriation provisions and repatriated an extraordinary dividend, as defined in the AJCA, of approximately $1,500 during its second fiscal quarter ended
December 31, 2005.

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

         Prior to fiscal year 2004, the Company did not recognize compensation cost for these options upon grant as the exercise price was equal to or greater than the fair market value of the underlying stock at the date of grant. In July
2003, the Company adopted Statement of Financial Accounting Standard No. 123,
"Accounting for Stock-Based Compensation" ("SFAS No. 123"), using the prospective method as prescribed in Statement of Financial Accounting Standard
No. 148 (SFAS No. 148"). The Company applied SFAS No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applied Accounting Principals Board Opinion No. 25, Accounting for Stock Issued
to Employees ("Opinion No. 25"), in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and made pro-forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied.

         On July 1, 2005, the Company adopted Statement of Financial Accounting
Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)").
This Statement is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes
Opinion No. 25 and its related implementation guidance. SFAS No. 123 (R)
establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial position.

         There were no stock options granted during the three months ended
December 31, 2005 and 2004. The weighted average grant-date fair value of stock options granted during the six months ended December 31, 2005 and 2004 was $8.33 and $5.18 per share, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.98% and 3.80%, respectively, expected life of six years and five years, respectively, expected volatility of 73.7% and 67.0%, respectively, and no dividends). The total intrinsic value of options exercised during the periods ended December 31, 2005 and 2004 was $293 and $1,432, respectively.

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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

         Stock option activity for the six months ended December 31, 2005 is as follows:

                                                                          Weighted        Weighted Average
                                                   Shares Subject     Average Exercise       Remaining           Aggregate
                                                     to Options             Price         Contractual Term     Intrinsic Value
                                                  ------------------ ------------------- ------------------  ------------------

          Outstanding, beginning of period                     991    $          7.91

          Granted                                               40              13.22

          Canceled                                              (1)              9.09

          Expired                                              (13)             10.32

          Exercised                                            (40)              4.17
                                                  ------------------
          Outstanding, end of period                           977    $          8.24             4.7        $        758
                                                  ------------------                    ------------------
         Exercisable, end of period                            844    $          8.04             4.1        $        827
                                                  ==================                    ==================

         A summary of the status of the Company's nonvested shares at December
31, 2005, and changes during the six months then ended is presented below:

                                                                     Weighted
                                                     Shares          Average
                                                   Subject to       Grant Date
                                                     Options        Fair Value
                                                --------------- ----------------
               Nonvested, beginning of period          121        $    4.77
               Granted                                  40             8.33
               Vested                                  (27)            4.90
               Forfeited                                (1)            5.11
                                                --------------
               Nonvested, end of period                133        $    5.81
                                                ==============

         As of December 31, 2005, there was $577 of total unrecognized compensation costs related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 3.2 years.
The total fair value of shares vested during the three and six month periods ended December 31, 2005 was $61 and $131, respectively. Compensation cost capitalized in inventory and fixed assets for the three and six months ended
December 31, 2005 was $15 and $40, respectively. Compensation cost recognized in income for amounts previously capitalized in inventory and fixed assets for the three and six months ended December 31, 2005 was $11 and $31, respectively.

         Cash received from the exercise of options for the three months ended
December 31, 2005 and 2004 was $50 and $387, respectively. The related tax benefit recognized for the three months ended December 31, 2005 and 2004 was $27 and $94, respectively. The total compensation cost related to options was $79 and $9 for the three months ended December 31, 2005 and 2004, respectively.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

         Cash received from the exercise of options for the six months ended
December 31, 2005 and 2004 was $166 and $728, respectively. The related tax benefit recognized for the six months ended December 31, 2005 and 2004 was $100 and $165, respectively. The total compensation cost related to options for the six months ended December 31, 2005 and 2004 was $172 and $17, respectively.

         Had compensation expense with respect to options and awards been determined based on the fair value method on the date of grant consistent with the methodology prescribed under SFAS No. 123 prior to July 1, 2003, the
Company's net income and earnings per share would have approximated the pro forma amounts indicated below:

                                                                                      Three Months
                                                                                     Ended December       Six Months Ended
                                                                                        31, 2004          December 31, 2004
                                                                                   -------------------    -------------------

      Net income, as reported                                                        $         766          $      1,366
      Add: Stock-based employee compensation expense
        included in reported net income, net of related tax effects                             12                    26
      Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                                                    (129)                 (282)
                                                                                   -------------------    -------------------
      Pro forma income                                                               $         649          $      1,110
      Earnings per common share:
          Basic - as reported                                                        $        0.09          $       0.16
          Basic - pro forma                                                          $        0.08          $       0.13
          Diluted - as reported                                                      $        0.09          $       0.16
          Diluted - pro forma                                                        $        0.07          $       0.13

         The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized ratably over the vesting period of the options which is typically four years.

         At December 31, 2005, an aggregate of 201 shares were available for option grants or awards under the Plans.

     Other Stock-Based Compensation
     ------------------------------

         During the six months ended December 31, 2005 and 2004, the Company granted stock awards for an aggregate of 7 and 6 shares, respectively. These awards resulted in compensation expense of $49 and $35, respectively (including
$13 and $15 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares on their respective grant dates.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(4)      SUPPLEMENTAL CASH FLOW INFORMATION:

         During the six months ended December 31, 2005, the Company (i) granted stock awards with an aggregate value of $85 with respect to which expense shall be recognized ratably throughout fiscal year 2006, (ii) granted stock options with respect to which compensation expense of $333 will be recognized evenly over the service period, and (iii) recognized a $100 reduction of income taxes payable related to disqualifying dispositions upon the exercise of incentive stock options.

         During the six months ended December 31, 2004, the Company (i) granted stock awards with an aggregate value of $40 with respect to which expense was recognized ratably throughout fiscal year 2005, (ii) granted stock options with respect to which compensation expense of $116 will be recognized evenly over the service period, and (iii) recognized a $165 reduction of income taxes payable related to disqualifying dispositions upon the exercise of incentive stock options.

 (5)     INVENTORIES:

         Inventories included in the accompanying consolidated financial statements consist of the following:

                                        December 31,             June 30,
                                           2005                   2005
                                   -------------------     -------------------
                 Raw materials     $      13,186              $    14,122
                 Work-in-process           8,601                    7,382
                 Finished goods            6,275                    6,036
                                   -------------------     -------------------
                                   $      28,062              $    27,540
                                   ===================     ===================

(6)      EARNINGS PER SHARE:

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation:

                                                              For the Three Months Ended December 31,
                                  ------------------------------------------------------------------------------------------------
                                                        2005                                             2004
                                                        ----                                             ----

                                     Net Income          Shares         Per Share      Net Income        Shares        Per Share
                                    (Numerator)      (Denominator)       Amount       (Numerator)     (Denominator)     Amount
                                    ------------    --------------    ------------   -----------     --------------    -----------

 Basic EPS                          $   1,929              8,538       $     .23      $     766             8,391       $   0.09
                                                                      ============                                     ===========

 Effect of dilutive securities:

    Stock options                         ---                271                            ---               350
    Deferred compensation
       stock awards                       ---                  7                            ---                 6

                                    ------------    --------------    ------------   -----------     --------------    -----------
 Diluted EPS                        $   1,929              8,816       $     .22      $     766             8,747       $   0.09
                                    ============    ==============    ============   ===========     ==============    ===========

         Options covering 400 and 339 shares have been omitted from the calculation of dilutive EPS for the three months ended December 31, 2005 and
2004, respectively, because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

                                                               For the Six Months Ended December 31,
                                  ------------------------------------------------------------------------------------------------
                                                        2005                                             2004
                                                        ----                                             ----

                                     Net Income          Shares         Per Share      Net Income        Shares        Per Share
                                    (Numerator)      (Denominator)       Amount       (Numerator)     (Denominator)     Amount
                                    ------------    --------------    ------------   -----------     --------------    -----------
 Basic EPS                          $   1,238             8,527       $     .15      $   1,366             8,327       $   0.16
                                                                      ============                                     ===========

 Effect of dilutive securities:

    Stock options                         ---               299                            ---               361
    Deferred compensation
       stock awards                       ---                 7                            ---                 7

                                    ------------    --------------    ------------   -----------     --------------    -----------
 Diluted EPS                        $   1,238             8,833        $    .14       $  1,366             8,695       $   0.16
                                    ============    ==============    ============   ===========     ==============    ===========

         Options covering 395 and 390 shares have been omitted from the calculation of dilutive EPS for the six months ended December 31, 2005 and 2004, respectively, because their inclusion would have been antidilutive.

(7)      COMPREHENSIVE INCOME:

         The Company's comprehensive income is as follows:

                                                                Three Months Ended                   Six Months Ended
                                                          ------------------------------      -----------------------------
                                                            Dec. 31,         Dec. 31,           Dec. 31,        Dec. 31,
                                                              2005            2004               2005            2004
                                                          ------------    ------------        ------------    ------------

Net income                                                 $   1,929       $      766         $    1,238      $   1,366
                                                          ------------    ------------       ------------    ------------
Other comprehensive income:
  Foreign currency translation
   adjustments                                                    (4)             170                  2            245

  Unrealized gains on investments, net of tax                    ---                3                ---              5
                                                          ------------    ------------       ------------    ------------
Other comprehensive (loss)/income                                                 173                               250
                                                                  (4)                                  2
                                                          ------------    ------------       ------------    ------------
Comprehensive income                                       $   1,925       $      939         $    1,240      $   1,616
                                                          ============    ============       ============    ============

 (8)     INDEBTEDNESS:

            Long-term debt consists of the following:

                                                                                   December 31,            June 30,
                                                                                       2005                  2005
                                                                               -------------------     ------------------

                 Notes payable to banks                                        $        7,075          $        3,483
                 Obligations under capital leases                                       2,683                   2,896
                                                                               -------------------     ------------------
                                                                                        9,758                   6,379
                 Less: current portion                                                  1,826                   1,103
                                                                               -------------------     ------------------
                 Long-term debt                                                $        7,932          $        5,276
                                                                               ===================     ==================

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

         In April 2004, the Company entered into a $4,000 credit facility with
General Electric Capital Corporation ("GECC") for the purchase of equipment. In
May 2005, the credit facility was increased to $6,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield at the time of election or a floating rate of
3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 10, 2006. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of December
31, 2005, the Company had $5,564 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% and 7.93%.

         In December 2004, the Company entered into a credit facility with
Commerce Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. In November 2005, this line was extended through, and unless further extended, all borrowings under the line are due on, November 30, 2006.
The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of December 31, 2005, the
Company had no outstanding borrowings under this credit facility.

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

           The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the
"Jacksonville Facility") from a partnership controlled by the Company's
President, Chief Executive Officer and principal stockholder under a capital lease. At December 31, 2005, the Jacksonville Facility has an aggregate cost of
$5,104 and a net book value of $1,771. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30,
2010. The lease currently provides for base rent of approximately $780 per annum. The lease further provides for annual increases in base rent for years beginning after May 1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville
Facility. Under the lease, upon any new construction being placed into use, the base rent is subject to increase to the fair market rental of the Jacksonville
Facility, including the new construction.

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

Overview
--------

         In each of the past eleven quarters, the Company's revenues have exceeded the revenues achieved during the comparable quarter a year earlier.
Growth has come from increased sales of traditional products as well as sales of new products, such as the 600 series capacitors, resistive products and co-fired ceramic packaging. Revenue growth has also been fueled by the increased activity in many of the markets the Company services, such as wireless infrastructure, medical equipment, military and semiconductor equipment.

         Profitability has improved steadily over the past six quarters, with the exception of the first quarter of fiscal year 2006 which was adversely affected by the problems incurred by the Company in attempting to convert its component manufacturing and sales functions to its Enterprise Resource Planning
("ERP") system. Profitability improvements have come from efficiencies associated with operating at higher volumes and from automation and process improvements.

         During the quarter ended December 31, 2005, the Company recorded strong sales and bookings despite fewer working days due to the periods the Company is closed for the holidays. Bookings were particularly strong from the military and wireless infrastructure markets. Sales benefited in the quarter from shipment of past due backlog due to difficulties experienced in the first quarter in converting to the ERP system.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

         For the six months ended December 31, 2005, net income decreased compared to the comparable period of the prior fiscal year due to the problems experienced in the first quarter in converting to the ERP system. The Company took steps during the second fiscal quarter to reduce costs as inventory levels have reached levels the Company feels are adequate to service its customers and meet current demand.

         During the quarter ended December 31, 2005, the Company finalized its acquisition of assets from CTS Corporation ("CTS") adding $2,800 of fixed assets and $300 of intangible assets to its balance sheet. The assets will be used primarily to increase overall capacity and add additional capabilities in the area of co-fired ceramic packaging.

         During the quarter ended December 31, 2005, the Company incurred approximately $2,400 in additional borrowings under its line of credit with
General Electric Capital Corporation to fund equipment purchases, primarily from
CTS. In addition, the Company's wholly-owned subsidiary in Sweden incurred borrowings during the second fiscal quarter of approximately $1,500, in order to repatriate earnings into the United States.

RESULTS OF OPERATIONS
---------------------

KEY COMPARATIVE PERFORMANCE INDICATORS

                                                 Three Months Ended                             Six Months Ended
                                      ------------------------------------------    ------------------------------------------
                                        Dec. 31, 2005          Dec. 31, 2004          Dec. 31, 2005          Dec. 31, 2004
                                      -------------------    -------------------    -------------------    -------------------

Sales                                     $   19,678             $   16,229             $   37,180             $   33,157
Bookings                                  $   21,975             $   18,524             $   39,601             $   32,988

Gross Margin                              $    7,965             $    5,670             $   11,840             $   10,962

Gross Margin (% of sales)                       40.5%                  34.9%                  31.8%                  33.1%

Operating Expenses                        $    4,972             $    4,484             $    9,734             $    8,856

Operating Expenses  (% of sales)                25.3%                  27.6%                 26.2%                   26.7%

SIGNIFICANT HIGHLIGHTS

         Sales for the three and six months ended December 31, 2005 increased
21% and 12%, respectively, over the comparable period in the prior fiscal year.

         Bookings for the three and six months ended December 31, 2005 increased
19% and 20%, respectively, over the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

Three Months Ended December 31, 2005 Compared with Three Months Ended
December 31, 2004
---------------------------------------------------------------------

         Bookings for the three months ended December 31, 2005 were $21,975, compared to $18,524 for the three months ended December 31, 2004. The improvement in bookings was due primarily to increased orders from the wireless infrastructure and semiconductor markets.

         The backlog of unfilled orders at December 31, 2005 was $16,331, compared to $13,302 at December 31, 2004 and $13,958 at June 30, 2005.

         Net sales for the three months ended December 31, 2005 increased 21%
from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of improving economic conditions in the electronic components industry, greater market share and improving sales of newer products as these new products gain acceptance in the markets the Company serves. The volume improvement was mainly from sales to customers in the wireless infrastructure and semiconductor equipment markets. Additionally, second quarter sales volume benefited from shipments of past due orders that were delayed at the end of the first quarter due to the difficulties encountered in implementing the ERP system.

         Gross margins for the three months ended December 31, 2005 were 41% of net sales, compared to 35% of net sales for the comparable period in the prior fiscal year. Gross margins increased due to higher sales volume and efficiencies associated with operating at higher production levels, and to cost reduction measures implemented during the fiscal quarter ended December 31, 2005. Over the past two years, the Company has been increasing production levels to keep pace with growing demand and to increase inventory levels to better service its customers. The Company feels it has reached appropriate inventory levels to service its existing customers and meet current demand. As such, during the fiscal quarter ended December 31, 2005, the Company took steps to reduce costs, including a reduction in headcount of approximately 8%.

         Selling, general and administrative expenses for the three months ended
December 31, 2005 increased 13% from the comparable period in the prior fiscal year. The increase was primarily the result of increased severance expense as a result of the reduction of headcount mentioned above, increased bonuses as a result of increased profitability, increased consulting expense relating to implementation and troubleshooting of the ERP system and increased depreciation expense.

         Interest expense for the three months ended December 31, 2005 increased
48% from the comparable period in the prior fiscal year as a result of higher average borrowings outstanding during the period. During the three months ended
December 3, 2004, the Company had no outstanding bank debt.

         The effective income tax rate for the three months ended December 31,
2005 and 2004 was approximately 33% and 30%, respectively. The increase in the effective tax rate was primarily due to increased state tax expense net of federal benefit.

         As a result of the foregoing, net income for the three months ended
December 31, 2005 was $1,929, or $0.23 per common share and $0.22 per common share assuming dilution, compared to net income of $766, or $0.09 per common share and per common share assuming dilution, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

Six Months Ended December 31, 2005 Compared with Six Months Ended
December 31, 2004
-----------------------------------------------------------------

         Bookings for the six months ended December 31, 2005 were $39,601, compared to $32,988 for the six months ended December 31, 2004. The improvement in bookings was due primarily to increased orders from the wireless infrastructure and semiconductor equipment markets and, to a lesser extent, the military and fiber optic markets.

         Net sales for the six months ended December 31, 2005 increased 12% from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of improving economic conditions in the electronic components industry, greater market share and improving sales of newer products as these new products gain acceptance in the markets the Company serves. The volume improvement was mainly from sales to customers in the wireless infrastructure and semiconductor equipment markets.

         Gross margins for the six months ended December 31, 2005 were 32% of net sales, compared to 33% of net sales for the comparable period in the prior fiscal year. Gross margins decreased primarily due to additional expenses incurred and inefficiencies experienced during the Company's first fiscal quarter in connection with the conversion of its component manufacturing and sales functions to its ERP system. The Company's operations returned to normal during the second fiscal quarter and the Company was able to realize the benefits of increased sales volume. Additionally, the Company took certain steps to reduce costs during the second fiscal quarter as mentioned above. The cost reductions and higher sales levels helped to offset the low gross margin from the first fiscal quarter.

         Selling, general and administrative expenses for the six months ended
December 31, 2005 increased 11% from the comparable period in the prior fiscal year. The increase was primarily the result of consulting and professional fee expenses (relating to the ERP system, adopting of new accounting standards and audit and tax services), a lower level of bad debt recovery, increased salary expense and increased depreciation expense.

         Interest expense for the six months ended December 31, 2005 increased
51% from the comparable period in the prior fiscal year due to increased borrowings outstanding under the Company's line of credit with GECC and borrowings by the Company's wholly-owned subsidiary in Sweden. In the comparable period of the prior fiscal year, long-term debt consisted entirely of capital lease obligations.

         The effective tax rate for the six months ended December 31, 2005 and
2004 was approximately 34% and 29%, respectively. The increase in the effective tax rate was primarily due to increased state tax expense net of federal benefit.

         As a result of the foregoing, net income for the six months ended
December 31, 2005 was $1,238, or $0.15 per common share and $0.14 per common share assuming dilution, compared to net income of $1,366, or $0.16 per common share and per common share assuming dilution, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

LIQUIDITY AND CAPITAL RESOURCES

                                                 Dec. 31, 2005            Sept. 30, 2005           June 30, 2005
                                             -----------------------    --------------------    --------------------

         Cash and Investments                      $      9,548            $       6,888           $       6,950
         Working Capital                           $     41,019            $      37,947           $      39,032
         Quarter Ended:
           Operating Cash Flow                     $      2,370            $       1,665           $       1,321
           Capital Expenditures                    $      1,984            $       3,196           $       1,589
           Depreciation and Amortization           $      1,450            $       1,544           $       1,242

         Current Ratio                                    5.5:1                    5.4:1                   5.3:1
         Quick Ratio                                      2.0:1                    1.8:1                   1.9:1

         The Company's financial position at December 31, 2005 remains strong as evidenced by working capital of $41,019 and current and quick ratios of 5.5:1 and 2.0:1, respectively.

         Cash, cash equivalents and investments increased by $2,598 from June
30, 2005, primarily as a result of positive cash flow from operations and borrowings under the Company's line of credit with GECC and borrowings by the
Company's wholly-owned subsidiary in Sweden, partially offset by capital expenditures. Accounts receivable decreased by $808 from June 30, 2005, primarily due to decreased sales revenue in the quarter ended December 31, 2005 compared to the quarter ended June 30, 2005, and to the lesser number of working days during the second quarter of the fiscal year due to the holidays. (The
Company generally closes for the holidays during the last week of December.)
Inventories increased by $522 from June 30, 2005, primarily as a result of higher production levels designed to increase inventories to support current and future demand. Prepaid and other current assets decreased $284, primarily due to a decrease in value-added taxes receivable as a result of timing of payments and collections. Other long-term assets increased $203, due to recorded intangible assets from the purchase of assets from CTS, partially offset by collection of a long-term tax receivable.

         The current portion of long-term debt increased $723, due to borrowings incurred under the equipment line of credit with GECC and borrowings by the
Company's subsidiary in Sweden. Accrued expenses decreased by $789 during the same period, due to payments of year end bonus accruals, decreased real estate tax accrued and lower consulting fees due to a reduction of consulting services.
Taxes payable increased $118 from June 30, 2005, primarily due to taxable income generated during the quarter ended December 31, 2005, partially offset by federal estimated tax payments.

         In April 2004, the Company entered into a $4,000 credit facility with
GECC for the purchase of equipment. In March 2005, the credit facility was increased to $6,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line will expire on March 31, 2006. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of December
31, 2005, the Company had $5,564 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% to 7.93%. At December 31, 2005, the
Company had $2,634 available to borrow under this credit facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

         In December 2004, the Company entered into a credit facility with
Commerce Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Borrowings under the line expire on November 30, 2006. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of December 31, 2005, the Company had no outstanding borrowings under this credit facility.

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

         The Company leases a facility in Jacksonville, Florida from a partnership controlled by the Company's President, Chief Executive Officer and
principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of October 2004, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility or annual increases based on the consumer price index as required by the terms of the lease. Each fair market rental adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective October 1, 2005, the Company is obligated to pay approximately
$780 per annum under this lease. The payments due over the remaining 57 months of this capital lease, including the portion related to interest, total approximately $3,706.

         Capital expenditures for the six months ended December 31, 2005 totaled
$5,180, including expenditures for machinery and equipment and leasehold improvements. The Company intends to use cash on hand, cash generated through operations and the line of credit with GECC to finance budgeted capital expenditures of approximately $2,320 for the remainder of fiscal year 2006, primarily for equipment acquisitions and building renovations.

         Aggregate contractual obligations as of December 31, 2005 mature as follows:

                                                                            Payments Due by Period
                                             --------------------------------------------------------------------------------------
           Contractual Obligations                              Less than 1            1-3               3-5            After 5
                                                 Total              year              years             Years            years
   ---------------------------------------   --------------    ----------------    -------------     -------------    -------------

   Bank Debt                                       $ 8,287            $  1,845          $ 3,658           $ 2,784           $  ---
   Capital Lease Obligations                         3,705                 780            1,560             1,365              ---
   Operating Leases                                    898                 493              405               ---              ---
   Purchase Obligations                              2,113               2,113              ---               ---              ---
                                             --------------    ----------------    -------------     -------------    -------------
   Total Contractual Obligations                   $15,003              $ 5231           $ 5623             $4149           $  ---
                                             ==============    ================    =============     =============    =============

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

Accounting Standards Issued Not Yet Adopted
-------------------------------------------

         In March 2005, the Financial Accounting Standards Board issued FASB
Interpretation No. 47, "Accounting for Conditional Asset Retirement
Obligations-an interpretation of FASB Statement No. 143" ("FIN No. 47"). This
Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations,
refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset.
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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure at December 31, 2005 is consistent with the types of market risk and amount of exposures presented in its Annual
Report on Form 10-K for the fiscal year ended June 30, 2005, including foreign currency exchange rate, commodity price, security price and interest rate risks.

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

ITEMS 1. THROUGH 3.     Not Applicable
                        --------------

ITEM 4.                 Submission of Matters to a Vote of Security Holders
                        ---------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on November 15,
2005 (the "Annual Meeting"), the stockholders elected the individuals named below as directors for one-year terms. Votes were cast as follows:

                                                                   For
                                                             ----------------

                        Victor Insetta                          8,304,717
                        Dov S. Bacharach                        8,341,015
                        Chester E. Spence                       8,281,807
                        O. Julian Garrard III                   8,342,015
                        Stuart P. Litt                          8,321,215
                        Thomas J. Volpe                         8,341,015

         The stockholders also ratified the appointment of KPMG LLP as the independent public accountants to audit the Company's consolidated financial statements for the fiscal year ending June 30, 2006. The holders of 8,344,711 shares of Common Stock voted to ratify the appointment, 18,279 voted against ratification and the holders of 1,630 shares of Common Stock abstained from voting on the issue.

ITEM 5.                 Other Events
                        ------------

                        On December 22, 2005, the Company and Judah Wolf, Senior
                        Vice President - Thin Film Products of the Company,
                        entered into a letter agreement which provides that
                        either party may terminate the Employment Agreement
                        between Mr. Wolf and the Company upon 90 days' notice to
                        the other party. Except as provided in the letter
                        agreement, all other terms and conditions of the
                        Employment Agreement, including those relating to
                        compensation, remain unchanged and in full force and
                        effect.

ITEM 6.                 Exhibits
                        --------

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.20(i) -    Letter Agreement, dated December 22, 2005, between the Company and
              Judah Wolf.
31.1     -    Section 302 Certification of Principal Executive Officer.
31.2     -    Section 302 Certification of Principal Accounting Officer.
32.1     -    Section 906 Certification of Principal Executive Officer.
32.2     -    Section 906 Certification of Principal Accounting Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                                    AMERICAN TECHNICAL CERAMICS CORP.
                                               (Company)

     DATE:    February 13, 2006       BY:        /S/ VICTOR INSETTA
                                                 ------------------------------
                                                     Victor Insetta
                                                 President and Director
                                                (Principal Executive Officer)

     DATE:    February 13, 2006       BY:        /S/ ANDREW R. PERZ
                                                 -----------------------------
                                                     Andrew R. Perz
                                                 Vice President, Finance
                                                (Principal Accounting Officer)

