Form 10-Q
period 2006-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2006-05-12
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   (X)          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       or

   ( )          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 1-9125
                          -----------------------------

                        AMERICAN TECHNICAL CERAMICS CORP.
                        ---------------------------------
               (Exact Name of Company as Specified in Its Charter)

                DELAWARE                               11-2113382
    -------------------------------                    ----------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

 1 NORDEN LANE, HUNTINGTON STATION, NY                   11746
----------------------------------------                 -----
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
                                Yes (X) No ( )

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ( )   Accelerated Filer ( )    Non-Accelerated Filer (X)

Indicate by check mark whether the Company is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

As of May 8, 2006, the Company had outstanding 8,645,223 shares of Common Stock, par value $0.01 per share.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                     MARCH 31, 2006     JUNE 30, 2005
                                                                                    ----------------   ---------------
ASSETS                                                                                (unaudited)

Current assets
   Cash (including cash equivalents of $13 and
      $4, respectively)                                                              $        9,319     $       4,927
   Investments                                                                                2,062             2,023
   Accounts receivable (net of allowance for doubtful accounts and sales returns
      of $390 and $300, respectively)                                                        11,069            10,008
   Inventories                                                                               28,189            27,540
   Deferred income taxes, net                                                                 3,434             2,668
   Prepaid and other current assets                                                             890             1,007
                                                                                    ----------------   ---------------
                               TOTAL CURRENT ASSETS                                          54,963            48,173
                                                                                    ----------------   ---------------

Property, plant and equipment (net of accumulated depreciation
      and amortization of $51,365 and $47,143, respectively)                                 32,039            29,502
Other assets                                                                                    385               197
                                                                                    ----------------   ---------------
                               TOTAL ASSETS                                          $       87,387     $      77,872
                                                                                    ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (including related party debt of
      $472 and $437, respectively)                                                   $        1,898     $       1,103
   Accounts payable                                                                           2,492             2,449
   Accrued expenses                                                                           5,692             5,589
   Income tax payable                                                                         1,446               ---
                                                                                    ----------------   ---------------
                               TOTAL CURRENT LIABILITIES                                     11,528             9,141

Long-term debt, net of current portion (including related party debt of
      $2,100 and $2,459, respectively)                                                        7,546             5,276
Deferred income taxes, net                                                                    3,584             3,308
                                                                                    ----------------   ---------------
                               TOTAL LIABILITIES                                             22,658            17,725
                                                                                    ----------------   ---------------

Commitments and contingencies

Stockholders' equity
   Common Stock -- $0.01 par value; authorized 20,000 shares; issued 9,047
      and 8,917 shares, outstanding 8,633 and 8,503 shares, respectively                         90                89
   Capital in excess of par value                                                            14,430            13,195
   Retained earnings                                                                         51,441            48,114
   Accumulated other comprehensive income:
      Cumulative foreign currency translation adjustment                                        164               145
                                                                                    ----------------   ---------------
                                                                                                164               145
                                                                                    ----------------   ---------------
    Less: Treasury stock, at cost (414 and 414 shares, respectively)                          1,396             1,396
                                                                                    ----------------   ---------------
                               TOTAL STOCKHOLDERS' EQUITY                                    64,729            60,147
                                                                                    ----------------   ---------------

                                                                                     $       87,387     $      77,872
                                                                                    ================   ===============

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                 For the Three Months Ended        For the Nine Months Ended
                                                         March 31,                         March 31,
                                                   2006             2005             2006             2005
                                               -------------    -------------    -------------    -------------

Net sales                                       $    22,690      $    18,991      $    59,870      $    52,148
Cost of sales                                        14,120           12,324           39,460           34,519
                                               -------------    -------------    -------------    -------------
   Gross profit                                       8,570            6,667           20,410           17,629
                                               -------------    -------------    -------------    -------------

Selling, general and administrative expenses          4,586            4,044           13,252           11,840
Research and development expenses                       427              536            1,488            1,575
Other                                                    20                4               26               25
                                               -------------    -------------    -------------    -------------
   Operating expenses                                 5,033            4,584           14,766           13,440
                                               -------------    -------------    -------------    -------------

                                               -------------    -------------    -------------    -------------
   Income from operations                             3,537            2,083            5,644            4,189
                                               -------------    -------------    -------------    -------------
Other (income) expense:
   Interest expense                                     174              118              461              309
   Interest income                                      (19)             (13)             (63)             (43)
   Other                                                 --               (1)              --                7
                                               -------------    -------------    -------------    -------------
                                                        155              104              398              273
                                               -------------    -------------    -------------    -------------

Income before provision
   for income taxes                                   3,382            1,979            5,244            3,916
Provision for income taxes                            1,293              599            1,917            1,170
                                               -------------    -------------    -------------    -------------
Net income                                      $     2,089      $     1,380      $     3,327      $     2,746
                                               =============    =============    =============    =============

Basic net income per common share               $      0.24      $      0.16      $      0.39      $      0.33
                                               =============    =============    =============    =============

Diluted net income per common share             $      0.23      $      0.16      $      0.38      $      0.32
                                               =============    =============    =============    =============

Basic weighted average common
   shares outstanding                                 8,583            8,470            8,545            8,374
                                               =============    =============    =============    =============

Diluted weighted average common
   shares outstanding                                 8,918            8,775            8,861            8,717
                                               =============    =============    =============    =============

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    For the Nine Months Ended March 31,
                                                                          2006              2005
                                                                    ---------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $    3,327        $     2,746
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                         4,527              4,141
      Loss (gain) on disposal of fixed assets                                  52                (18)
      Deferred income taxes                                                  (490)              (643)
      Stock-based compensation expense                                        292                 56
      Provision for doubtful accounts and sales returns                        90
      Investment interest accretion, net                                      (28)               (10)
      Realized loss on investments                                                                 8
      Changes in operating assets and liabilities:
      Accounts receivable                                                  (1,144)               477
      Inventories                                                            (644)            (3,889)
      Other assets                                                            (95)              (149)
      Accounts payable and accrued expenses                                   144               (420)
      Income taxes payable                                                  1,446                723
                                                                    ---------------   -----------------
   Net cash provided by operating activities                                7,477              3,022
                                                                    ---------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                 (7,109)            (7,195)
      Purchase of investments                                              (1,045)            (2,490)
      Proceeds from sale of investments                                     1,034              3,010
      Proceeds from sale of fixed assets                                       22                 50
                                                                    ---------------   -----------------
   Net cash used in investing activities                                   (7,098)            (6,625)
                                                                    ---------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Repayment of debt                                                      (884)              (441)
      Proceeds from the exercise of stock options                             653                756
      Tax benefit from exercise of stock options                              290                183
      Proceeds from the issuance of long term debt                          3,956              4,751
                                                                    ---------------   -----------------
   Net cash provided by financing activities                                4,015              5,249
                                                                    ---------------   -----------------

                                                                    ---------------   -----------------
      Effect of exchange rate changes on cash                                  (2)              (153)
                                                                    ---------------   -----------------

      Net increase in cash and cash equivalents                             4,392              1,493

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                4,927              4,534

                                                                    ---------------   -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    9,319        $     6,027
                                                                    ===============   =================

Supplemental cash flow information:
      Interest paid                                                    $      469        $       309
      Taxes paid                                                       $      670        $       953

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1)   BASIS OF PRESENTATION:

      The accompanying unaudited interim consolidated financial statements of
American Technical Ceramics Corp. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of March 31, 2006, and the results of its operations for the three and nine month periods ended March 31, 2006 and 2005. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Results for the three and nine month periods ended
March 31, 2006 are not necessarily indicative of results which could be expected for the entire year.

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

      Prior to fiscal year 2004, the Company did not recognize compensation cost for these options upon grant as the exercise price was equal to or greater than the fair market value of the underlying stock at the date of grant. In July
2003, the Company adopted Statement of Financial Accounting Standard No. 123,
"Accounting for Stock-Based Compensation" ("SFAS No. 123"), using the prospective method as prescribed in Statement of Financial Accounting Standard
No. 148 "Accounting for Stock-Based Compensation -Transition and Disclosure - an
amendment of FASB Statement No. 123" ("SFAS No. 148"). The Company applied SFAS
No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applied Accounting Principals Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("Opinion No. 25"), in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and made pro-forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied.

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

      There were no stock options granted during the three months ended March
31, 2006 and 2005. The weighted average grant-date fair value of stock options granted during the nine months ended March 31, 2006 and 2005 was $8.33 and $5.18 per share, respectively, as determined by the Black-Scholes option pricing model
(assuming a risk-free interest rate of 3.98% and 3.80%, respectively, expected life of six years and five years, respectively, expected volatility of 73.7% and
67.0%, respectively, and no dividends). The total intrinsic value of options exercised during the periods ended March 31, 2006 and 2005 was $921 and $1,487, respectively.

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

      Stock option activity for the nine months ended March 31, 2006 is as follows:

                                                                   Weighted
                                                       Weighted     Average
                                            Shares     Average     Remaining
                                          Subject to   Exercise   Contractual      Aggregate
                                           Options      Price        Term       Intrinsic Value
                                          ----------   --------   -----------   ---------------

      Outstanding, beginning of period       991       $   7.91
      Granted                                 40          13.22
      Canceled                                (1)          9.09
      Expired                                (19)          9.59
      Exercised                             (130)          5.04
                                          ----------
      Outstanding, end of period             881       $   8.54       4.6          $  5,254
                                          ----------              -----------
      Exercisable, end of period             768       $   8.38       4.0          $  4,700
                                          ==========              ===========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

      A summary of the status of the Company's nonvested options at March 31,
2006, and changes during the nine months then ended is presented below:

                                                                 Weighted
                                                     Shares      Average
                                                   Subject to   Grant Date
                                                    Options     Fair Value
                                                   ----------   ----------
                  Nonvested, beginning of period      121         $  4.77
                  Granted                              40            8.33
                  Vested                              (47)           4.61
                  Forfeited                            (1)           5.11
                                                   ----------
                  Nonvested, end of period            113         $  6.09
                                                   ==========

      As of March 31, 2006, there was $517 of total unrecognized compensation costs related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the three and nine month periods ended March
31, 2006 was $84 and $215, respectively. Compensation cost capitalized in inventory and fixed assets for the three and nine months ended March 31, 2006 was $6 and $46, respectively. Compensation cost recognized in income for amounts previously capitalized in inventory and fixed assets for the three and nine months ended March 31, 2006 was $3 and $34, respectively.

      Cash received from the exercise of options for the three months ended
March 31, 2006 and 2005 was $487 and $28, respectively. The related tax benefit recognized for the three months ended March 31, 2006 and 2005 was $190 and $18, respectively. The total compensation cost related to options was $61 and $9 for the three months ended March 31, 2006 and 2005, respectively.

      Cash received from the exercise of options for the nine months ended March
31, 2006 and 2005 was $653 and $756, respectively. The related tax benefit recognized for the nine months ended March 31, 2006 and 2005 was $290 and $183, respectively. The total compensation cost related to options for the nine months ended March 31, 2006 and 2005 was $232 and $26, respectively.

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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

                                                                      Three Months   Nine Months
                                                                         Ended          Ended
                                                                       March 31,      March 31,
                                                                          2005          2005
                                                                      ------------   -----------

      Net income, as reported                                           $ 1,380        $ 2,746
      Add: Stock-based employee compensation expense
        included in reported net income, net of related tax effects          13             39
      Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                                  (30)          (312)
                                                                      ------------   -----------
      Pro forma income                                                  $ 1,363        $ 2,473
      Earnings per common share:
          Basic - as reported                                           $  0.16        $  0.33
          Basic - pro forma                                             $  0.16        $  0.30
          Diluted - as reported                                         $  0.16        $  0.32
          Diluted - pro forma                                           $  0.16        $  0.28

      The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized ratably over the vesting period of the options which is typically four years.

      At March 31, 2006, an aggregate of 206 shares were available for option grants or awards under the Plans.

    Other Stock-Based Compensation

      During the nine months ended March 31, 2006 and 2005, the Company granted stock awards for an aggregate of 7 and 6 shares, respectively. These awards resulted in compensation expense of $95 and $53, respectively (including $35 and
$23, respectively, of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares on their respective grant dates.

(3)   SUPPLEMENTAL CASH FLOW INFORMATION:

      During the nine months ended March 31, 2006, the Company (i) granted stock awards with an aggregate value of $ 85 with respect to which expense shall be recognized ratably throughout fiscal year 2006, (ii) granted stock options with respect to which compensation expense of $333 will be recognized evenly over the service period, and (iii) recognized a $290 reduction of income taxes payable related to disqualifying dispositions upon the exercise of incentive stock options.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

      During the nine months ended March 31, 2005, the Company (i) granted stock awards with an aggregate value of $40 with respect to which expense was recognized ratably throughout fiscal year 2005, (ii) granted stock options with respect to which compensation expense of $116 will be recognized evenly over the service period, and (iii) recognized a $183 reduction of income taxes payable related to disqualifying dispositions upon the exercise of incentive stock options.

(4)   INVENTORIES:

      Inventories included in the accompanying consolidated financial statements consist of the following:

                                     March 31,     June 30,
                                       2006          2005
                                    -----------   ----------
                  Raw materials      $  12,422     $ 14,122
                  Work-in-process        9,127        7,382
                  Finished goods         6,640        6,036
                                    -----------   ----------
                                     $  28,189     $ 27,540
                                    ===========   ==========

(5)   EARNINGS PER SHARE:

      The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation:

                                                        For the Three Months Ended March 31
                                 ---------------------------------------------------------------------------------
                                                  2006                                      2005
                                                  ----                                      ----
                                 Net Income       Shares       Per Share   Net Income       Shares       Per Share
                                 (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                 -----------   -------------   ---------   -----------   -------------   ---------

Basic EPS                          $  2,089         8,583        $ 0.24      $ 1,380         8,470         $ 0.16
                                                               =========                                 =========
Effect of dilutive securities:
   Stock options                        ---           328                        ---           299
   Deferred compensation
      stock awards                      ---             7                        ---             6
                                 -----------   -------------   ---------   -----------   -------------   ---------
Diluted EPS                        $  2,089         8,918        $ 0.23      $ 1,380         8,775         $ 0.16
                                 ===========   =============   =========   ===========   =============   =========

      Options covering 168 and 353 shares have been omitted from the calculation of dilutive EPS for the three months ended March 31, 2006 and 2005, respectively, because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

                                                              For the Nine Months Ended March 31,
                                    ------------------------------------------------------------------------------------------

                                                        2006                                           2005
                                                        ----                                           ----
                                     Net Income        Shares         Per Share      Net Income        Shares        Per Share
                                    (Numerator)     (Denominator)       Amount       (Numerator)    (Denominator)      Amount
                                    -----------    --------------    ------------    -----------    -------------    ---------

 Basic EPS                             $ 3,327           8,545          $  0.39      $    2,746         8,374         $  0.33
                                                                     ============                                    =========
 Effect of dilutive securities:
    Stock options                          ---             309                              ---           337
    Deferred compensation
       stock awards                        ---               7                              ---             6

                                    -----------    --------------    ------------    -----------    -------------    ---------
 Diluted EPS                           $ 3,327           8,861          $  0.38      $    2,746         8,717         $  0.32
                                    ===========    ==============    ============    ===========    =============    =========

      Options covering 393 and 415 shares have been omitted from the calculation of dilutive EPS for the nine months ended March 31, 2006 and 2005, respectively, because their inclusion would have been antidilutive.

(6)   COMPREHENSIVE INCOME:

      The Company's comprehensive income is as follows:

                                                          Three Months Ended                 Nine Months Ended
                                                    ------------------------------     -----------------------------
                                                     March 31,         March 31,        March 31,        March 31,
                                                       2006              2005             2006             2005
                                                    ------------     -------------     ------------    -------------

Net income                                             $ 2,089         $   1,380          $ 3,327        $   2,746
                                                    ------------     -------------     ------------    -------------
Other comprehensive income:

  Foreign currency translation
   adjustments                                              17              (143)              19              102

  Unrealized gains on investments, net of tax              ---               ---              ---                5
                                                    ------------     -------------     ------------    -------------

  Other comprehensive income/(loss)                         17              (143)              19              107
                                                    ------------     -------------     ------------    -------------
  Comprehensive income                                 $ 2,106         $   1,237          $ 3,346        $   2,853
                                                    ============     =============     ============    =============

(7)   INDEBTEDNESS:

            Long-term debt consists of the following:

                                                                       March 31,         June 30,
                                                                        2006              2005
                                                                     -------------     ------------

                 Notes payable to banks                                $   6,871          $ 3,483

                 Obligations under capital leases                          2,573            2,896
                                                                     -------------     ------------
                                                                           9,444            6,379

                 Less: current portion                                     1,898            1,103
                                                                     -------------     ------------
                 Long-term debt                                        $   7,546          $ 5,276
                                                                     =============     ============

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

      In April 2004, the Company entered into a $4,000 credit facility with
General Electric Capital Corporation ("GECC") for the purchase of equipment. In
May 2005, the credit facility was increased to $6,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield at the time of election or a floating rate of
3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 24, 2007. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of March
31, 2006, the Company had $5,330 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% to 7.93%.

      In December 2004, the Company entered into a credit facility with Commerce
Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. In November 2005, this line was extended through, and unless further extended, all borrowings under the line are due on, November 30, 2006. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of March 31, 2006, the Company had no outstanding borrowings under this credit facility.

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

      The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville
Facility") from a partnership controlled by the Company's President, Chief
Executive Officer and principal stockholder under a capital lease. At March 31,
2006, the Jacksonville Facility has an aggregate cost of $5,104 and a net book value of $1,682. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease currently provides for base rent of approximately $780 per annum. The lease further provides for annual increases in base rent for years beginning after May 1,
1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rent is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction.

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

OVERVIEW

      Demand for the Company's products continues to be strong. Sales for the quarter ended March 31, 2006 reached the second highest level in the Company's history. Nearly all product lines showed improvement over the comparable quarter last fiscal year. Revenue growth has been strongest in the wireless infrastructure, semiconductor, military and fiber optic markets. Growth has come from all of the geographic markets the Company serves, but is particularly strong in Asia. In order to reduce lead times and better service its customers in this increasingly important region, in May 2006, the Company began stocking inventory in China.

RESULTS OF OPERATIONS

KEY COMPARATIVE PERFORMANCE INDICATORS

                                                 Three Months Ended                         Nine Months Ended
                                       ---------------------------------------   ---------------------------------------
                                        March 31, 2006        March 31, 2005       March 31, 2006       March 31, 2005
                                       ------------------    -----------------   -----------------    ------------------

Sales                                     $   22,690             $ 18,991           $   59,870            $   52,148
Bookings                                  $   24,643             $ 19,304           $   64,244            $   52,291

Gross Margin                              $    8,570             $  6,667           $   20,410            $   17,629
Gross Margin (% of sales)                       37.8%                35.1%                34.1%                 33.8%

Operating Expenses                        $    5,033             $  4,584           $   14,766            $   13,440

Operating Expenses (% of sales)                 22.2%                24.1%                24.7%                 25.8%

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

SIGNIFICANT HIGHLIGHTS

      Sales for the three and nine months ended March 31, 2006 increased 19% and
15%, respectively, over the comparable periods in the prior fiscal year.

      Bookings for the three and nine months ended March 31, 2006 increased 28%
and 23%, respectively, over the comparable periods in the prior fiscal year.

Three Months Ended March 31, 2006 Compared with Three Months Ended
March 31, 2005

      Net sales for the three months ended March 31, 2006 increased 19% from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of improved economic conditions in the electronic components industry, increased market share and expanding acceptance of the Company's newer products in the market. The volume improvement was mainly from sales to customers in the wireless infrastructure, semiconductor, military and fiber optic markets.

      Bookings for the three months ended March 31, 2006 were $24,643, compared to $19,304 for the three months ended March 31, 2005. The improvement in bookings was due primarily to increased orders from the wireless infrastructure, semiconductor and fiber optic markets. The backlog of unfilled orders at March
31, 2006 was $18,290, compared to $13,621 at March 31, 2005 and $13,958 at June
30, 2005.

      Gross margin for the three months ended March 31, 2006 was 38% of net sales, compared to 35% of net sales for the comparable period in the prior fiscal year. Gross margins increased due to higher sales volume and efficiencies associated with operating at higher production levels, partially offset by increased labor and overhead costs. Labor and overhead cost increases primarily relate to increased staff costs. Over the past year, the Company has added personnel and incurred other expenses in connection with the expansion of its resistive products line and growth in its thin film product line.

      Selling, general and administrative expenses for the three months ended
March 31, 2006 increased 13% from the comparable period in the prior fiscal year. The increase was primarily the result of increased bonuses, commission expense, professional fees and expenses associated with the expansion of the
Company's foreign sales office in China.

      Research and development expenses for the three months ended March 31,
2006 decreased 20% from the comparable period in the prior fiscal year, primarily as a result of lower staff costs and lower supplies. During the comparable period of the prior fiscal year, the Company was working on material development that required consumption of high quantities of high cost material.
Supplies expense is a function of the projects in development during the period.
Supplies consumption will fluctuate from period to period based on project needs.

      Interest expense for the three months ended March 31, 2006 increased 47%
from the comparable period in the prior fiscal year as a result of higher average borrowings outstanding during the period. Over the past 12 months, the
Company has borrowed under its equipment line of credit to expand its capacity and upgrade capabilities. Additionally, the Company's Swedish subsidiary borrowed approximately $1.5 million in order to repatriate earnings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

      The effective income tax rates for the three months ended March 31, 2006 and 2005 were approximately 38% and 30%, respectively. The increase in the effective tax rate was primarily the result of lower estimates of certain tax benefits of foreign sales and state tax credits.

      As a result of the foregoing, net income for the three months ended March
31, 2006 was $2,089 or $0.24 per common share and $0.23 per common share assuming dilution, compared to net income of $1,380, or $0.16 per common share and common share assuming dilution, for the comparable period in the prior fiscal year.

Nine Months Ended March 31, 2006 Compared with Nine Months Ended March 31, 2005

      Net sales for the nine months ended March 31, 2006 increased 15% from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of improved economic conditions in the electronic components industry, increased market share and expanding acceptance of the Company's newer products in the market. The volume improvement was mainly from sales to customers in the wireless infrastructure, semiconductor, military and fiber optic markets.

      Bookings for the nine months ended March 31, 2006 were $64,244, compared to $52,291 for the nine months ended March 31, 2005. The improvement in bookings was due primarily to increased orders bookings from the wireless infrastructure, semiconductor and fiber optic markets.

      Gross margin for the nine months ended March 31, 2006 was 34% of net sales, approximately the same as the gross margin for the comparable period in the prior fiscal year. The gross margin remained flat despite higher sales volume and efficiencies associated with operating at higher production levels due to the expenses associated with the attempted conversion of certain functions to a different computer system in the first quarter of the current fiscal year.

      Selling, general and administrative expenses for the nine months ended
March 31, 2006 increased 12% from the comparable period in the prior fiscal year. The increase was primarily the result of increased administrative staff costs, increased stock related compensation, training costs related to the implementation of a new computer system, bonuses, commission expense, professional fees (relating to the computer system, adopting of new accounting standards and audit and tax services), bad debt expense, depreciation and expenses associated with the expansion of the Company's foreign sales office in
China, partially offset by lower severance expense.

      Research and development expenses for the nine months ended March 31, 2006 decreased 6% from the comparable period in the prior fiscal year, primarily as a result of lower staff costs and lower supplies. During the comparable period of the prior fiscal year, the Company was working on material development that required consumption of high quantities of high cost material. Supplies expense is a function of the projects in development during the period. Supplies consumption will fluctuate from period to period based on project needs.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

      Interest expense for the nine months ended March 31, 2006 increased 49%
from the comparable period in the prior fiscal year as a result of higher average borrowings outstanding during the period. Over the past 12 months, the
Company has borrowed under its equipment line of credit to expand its capacity and upgrade capabilities. Additionally, the Company's Swedish subsidiary borrowed approximately $1.5 million in order to repatriate earnings.

      The effective income tax rates for the nine months ended March 31, 2006 and 2005 were approximately 37% and 30%, respectively. The increase in the effective tax rate was primarily the result of lower estimates of certain tax benefits of foreign sales and state tax credits.

      As a result of the foregoing, net income for the nine months ended March
31, 2006 was $3,327 or $0.39 per common share and $0.38 per common share assuming dilution, compared to net income of $2,746, or $0.33 per common share and $0.32 per common share assuming dilution, for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

                                             March 31, 2006     June 30, 2005
                                            ----------------   ----------------
      Cash and Investments                      $ 11,381         $    6,950
      Working Capital                           $ 43,435         $   39,032

      Quarter Ended:
        Operating Cash Flow                     $  3,442         $    1,504
        Capital Expenditures                    $  1,929         $    1,589
        Depreciation and Amortization           $  1,533         $    1,242

      Current Ratio                                4.8:1              5.3:1
      Quick Ratio                                  1.9:1              1.9:1

      The Company's financial position at March 31, 2006 remains strong as evidenced by working capital of $43,435. The Company's current and quick ratios at March 31, 2006 also remain strong.

      Cash, cash equivalents and investments increased by $4,431 from June 30,
2005, as a result of positive operating cash flows and loan proceeds, partially offset by capital expenditures. Accounts receivable increased by $1,061 from
June 30, 2005, primarily as a result of increased sales in the quarter ended
March 31, 2006 compared to the quarter ended June 30, 2005. Inventories increased by $649 from June 30, 2005, primarily as a result of higher production levels to support current and future demand. Deferred income tax assets increased $766 primarily due to timing differences between tax and book inventory.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

      The current portion of long-term debt increased by $795 from June 30,
2005, due to borrowings incurred under the Company's equipment line of credit with General Electric Capital Corporation ("GECC") and borrowings by the
Company's subsidiary in Sweden. Accrued expenses increased by $103 from June 30,
2005, due to the timing of payments of various accrued expenses. Taxes payable increased $1,446 from June 30, 2005, primarily due to taxable income generated during the nine months ended March 31, 2006, partially offset by federal estimated tax payments. Deferred income tax liabilities increased $276 from June
30, 2005, primarily due to timing differences between tax and book depreciation.

      In April 2004, the Company entered into a $4,000 credit facility with GECC for the purchase of equipment. In May 2005, the credit facility was increased to
$6,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line will expire on March 24, 2007. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of March 31, 2006, the
Company had $5,330 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% to 7.93%. At March 31, 2006, the Company had
$6,000 available to borrow under this credit facility.

      In December 2004, the Company entered into a credit facility with Commerce
Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Borrowings under the line are due on November 30, 2006. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of March 31, 2006, the Company had no outstanding borrowings under this credit facility.

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

      The Company leases a facility in Jacksonville, Florida from a partnership controlled by the Company's President, Chief Executive Officer and principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, most recently as of October 2005, primarily to reflect fair market rental adjustments as a result of certain additions or improvements to the facility or annual increases based on the consumer price index as required by the terms of the lease. Each fair market rental adjustment has been based upon an independent appraisal of the fair market rental of the facility giving effect to the addition or improvement at issue. Effective
October 1, 2005, the Company is obligated to pay approximately $780 per annum under this lease. The payments due over the remaining term of this capital lease, including the portion related to interest, total approximately $3,510.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

      Capital expenditures for the nine months ended March 31, 2006 totaled
$7,109, including expenditures for machinery and equipment and leasehold improvements. The Company intends to use cash on hand, cash generated through operations and the line of credit with GECC to finance budgeted capital expenditures of approximately $1,000 for the remainder of fiscal year 2006, primarily for equipment acquisitions and building renovations.

      Aggregate contractual obligations as of March 31, 2006 mature as follows:

                                                                  Payments Due by Period
                                     ---------------------------------------------------------------------------------
                                                       Less than 1          1- 3             3- 5           After 5
     Contractual Obligations             Total             Year            years            Years            years
---------------------------------    --------------   --------------   --------------   --------------   -------------

Bank Debt                             $     8,000      $     1,853      $     3,671      $     2,476      $      ---
Capital Lease Obligations                   3,510              780            1,560            1,170             ---
Operating Leases                              786              500              286              ---             ---
Purchase Obligations                        3,243            3,243              ---              ---             ---
                                     --------------   --------------   --------------   --------------   -------------
Total Contractual Obligations         $    15,539      $     6,376      $     5,517      $     3,646      $      ---
                                     ==============   ==============   ==============   ==============   =============

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk exposure at March 31, 2006 is consistent with the types of market risk and amount of exposures presented in its Annual Report on Form 10-K for the fiscal year ended June 30, 2005, including foreign currency exchange rate, commodity price, security price and interest rate risks.

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

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 4.      Not Applicable

ITEM 5.                  Other Events

      On May 2, 2006, the Compensation Committee of the Board of Directors of
the Company approved an increase in salary for Victor Insetta, the Company's
Chairman, President and Chief Executive Officer, from $390,000 to $425,000 per annum, effective June 1, 2006.

ITEM 6.                  Exhibits

EXHIBIT NO.    DESCRIPTION

10.14(i)   -   Letter extending the Consulting Agreement with Northport Systems,
               Inc., until December 31, 2006.

10.28      -   Victor Insetta Compensation Arrangement

31.1       -   Section 302 Certification of Principal Executive Officer.

31.2       -   Section 302 Certification of Principal Accounting Officer.

32.1       -   Section 906 Certification of Principal Executive Officer.

32.2       -   Section 906 Certification of Principal Accounting Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                       AMERICAN TECHNICAL CERAMICS CORP.
                                   (Company)

DATE:  May 12, 2006                 BY:                 /S/ Victor Insetta
                                                  ------------------------------
                                                          Victor Insetta
                                                      President and Director
                                                  (Principal Executive Officer)

DATE:  May 12, 2006                 BY:                 /S/ Andrew R. Perz
                                                  ------------------------------
                                                          Andrew R. Perz
                                                     Vice President, Finance
                                                  (Principal Accounting Officer)

