Form 10-K
period 2006-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2006-09-26
CIK 766430

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

     INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER,
AS DEFINED IN RULE 405 OF THE SECURITIES ACT.
                                YES [_] NO [X]

     INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS
PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE ACT.
                                YES [_] NO [X]

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
BEST OF THE COMPANY'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS
INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K. [X]

     INDICATE BY CHECK MARK WHETHER THE COMPANY IS A LARGE ACCELERATED FILER, AN
ACCELERATED FILER, OR A NON-ACCELERATED FILER AS DEFINED IN EXCHANGE ACT RULE
(2b-2).

   LARGE ACCELERATED FILER [_] ACCELERATED FILER [_] NON-ACCELERATED FILER [X]

     INDICATE BY CHECK MARK WHETHER THE COMPANY IS A SHELL COMPANY AS DEFINED IN
EXCHANGE ACT RULE (12b-2).
                                YES [_] NO [X]

================================================================================

================================================================================

     AS OF THE LAST BUSINESS DAY OF THE COMPANY'S MOST RECENTLY COMPLETED SECOND
FISCAL QUARTER ENDED DECEMBER 31, 2005, THE AGGREGATE MARKET VALUE OF THE
COMPANY'S COMMON STOCK (BASED UPON THE CLOSING SALES PRICE OF THE COMPANY'S
COMMON STOCK ON THE AMERICAN STOCK EXCHANGE ON SUCH DATE) HELD BY NONAFFILIATES
OF THE COMPANY WAS APPROXIMATELY $34,171,810. (FOR PURPOSES OF THIS REPORT, ALL
OFFICERS AND DIRECTORS HAVE BEEN CLASSIFIED AS AFFILIATES, WHICH CLASSIFICATION
SHALL NOT BE CONSTRUED AS AN ADMISSION OF THE AFFILIATE STATUS OF ANY SUCH
PERSON.)

     ON SEPTEMBER 12, 2006, THE COMPANY HAD OUTSTANDING 8,704,673 SHARES OF
COMMON STOCK.

     Documents Incorporated by Reference: Portions of the Company's Proxy
Statement relating to its Annual Meeting of Stockholders to be held on November
14, 2006, are incorporated into Part III of this report by reference.

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

     The recovery in the technology and telecommunications sectors that began in the second half of fiscal year 2004 continued in fiscal year 2006. The Company experienced substantial increases in sales and bookings in fiscal year 2006.
Bookings from customers in a majority of the Company's markets increased during this period.

     PRODUCTS

     The Company's traditional line of MLCs are available in predominantly four physical sizes designated "A" (.055 inch cube), "B" (.110 inch cube), "C" (.250 inch cube) and "E" (.380 inch cube); in three types of dielectrics: low-loss porcelain (the 100 series), zero temperature coefficient (the 700 series) and high dielectric constant (the 200 series); and in a variety of capacitance values and tolerances. The 100 series, the Company's basic product line, is widely used in microwave equipment. The 700 series, because of its lower temperature coefficient, is used in tuning circuits in UHF/Microwave and lower frequency applications. The 200 series has high packaging density and is used in microcircuits where high capacitance value is needed in a small space. The
Company's traditional line of MLCs is one of three product lines that accounts for more than 10% of the Company's consolidated revenue, accounting for approximately 64%, 69% and 70%, of the Company's revenues in fiscal years 2006,
2005 and 2004, respectively.

     The Company's MLCs are generally designed for critical performance applications, and are characterized by a high degree of reliability, low power dissipation and ruggedness. The MLCs can be broadly classified as either commercial or "Hi-Rel", based primarily upon the amount of testing involved. All are subject to precise measurement of capacitance, dissipation factor, insulation resistance and temperature co-efficient. The Company's products are used in commercial and military applications, including wireless cellular and personal communications systems (PCS), medical electronics (i.e., magnetic resonance imaging), radio frequency power sources for semiconductor manufacturing, satellite communications, aerospace systems, including radar and electronic warfare, and certain high-speed digital processing equipment.

     Approximately 95% of the Company's sales in fiscal year 2006 and approximately 92% of sales in each of the fiscal years 2005 and 2004 were to commercial (i.e., applications other than Hi-Rel) customers. The Company estimates that approximately 5% of the Company's sales in fiscal year 2006 and approximately 8% of sales in fiscal years 2005 and 2004 were sales of Hi-Rel products. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING -- FOREIGN SALES."

     Hi-Rel MLCs are principally utilized in applications such as satellites
(including commercial communications satellites), high performance military aircraft, spacecraft and missiles, and other defense applications such as radar and electronic countermeasures. The Company produces its Hi-Rel MLCs to precise customer specifications and subjects each Hi-Rel MLC to a battery of performance and environmental tests. Such performance tests measure capacitance, dissipation factor, insulation resistance and dielectric withstanding voltage. The environmental tests are either designated by customers or specified by the military and include thermal shock tests, humidity tests and tests of life expectancy at elevated temperature and voltage levels.

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

     The Company markets its 600 series products to higher volume markets. These products are targeted toward the high-performance, lower-priced segment of the wireless industry. The Company manufactures predominantly three physical sizes designated "S" (.06" x .03" rectangle), "L" (.04 x .02 rectangle), and "F" (.08
x .05 rectangle). These are lower-priced than the Company's traditional MLCs
(approximately two-thirds the price of the lowest-priced comparable part), and use a newer ceramic proprietary formulation developed by the Company to optimize performance for wireless applications. Sales from this product line amounted to approximately 15%, 13% and 10% of the Company's revenues in fiscal years 2006,
2005 and 2004, respectively.

     The Company also offers specialized capacitors designed to perform at frequencies higher than the useful range of typical microwave MLCs. The
Company's Microcap(R), a single layer ceramic capacitor, was developed to meet certain applications where small size is critical and which operate at frequencies extending higher than those for which MLCs are typically chosen.
Manufactured and sold in both Hi-Rel and commercial versions, these products are used in wideband wireless data communications, satellite communications, military systems and other microwave and millimeter-wave applications. Another product tailored to the same market, the 500S Broadband Microwave Capacitor
(BMC), is based on a patented construction designed to be compatible with customers' high-volume surface-mount assembly technologies. In fiscal year 2006, the Company introduced, on a limited basis, an Ultra Broadband Capacitor functioning from very low frequencies up to 40 GHz for ultra high speed digital signal processing applications, representing a potential new and growing market for the Company's products.

     The Company has diversified its product line through the development of custom product capability based on thin film technologies. The Company produces metallized circuits and passive components on high-quality ceramic substrates to customers' drawings and specifications. Thin film layers deposited on the ceramic substrate may consist of a variety of materials with specific conductive, resistive, capacitive and other properties enabling the build-up of the desired circuit pattern. As with a typical circuit board, the customer may then attach discrete components and chips to complete the circuit. Thin film products are used by the Company's customers in a broad range of applications, including microwave components, fiber optic repeaters and high-density packaging of devices, typically where requirements for high reliability, small size and dimensional precision are paramount. In fiscal years 2006, 2005 and 2004, thin film sales represented approximately 13%, 11% and 14% of the Company's revenues, respectively.

     In June 2000, the Company introduced a line of high power, passive resistive products. In fiscal year 2002, in order to offer higher reliability and power handling capability for these products, the Company switched to thin film Technology, replacing the thick film technology previously employed. The
Company's products, including standard

resistors, terminations, attenuators and other customized products, consist of resistive and conductive layers deposited on a substrate of aluminum nitride, a base material chosen for its high thermal conductivity and its non-toxic properties. High power resistive products are used in many of the same types of equipment as the Company's capacitor products. Applications for these products, some of which represent an expansion of the Company's customer base, include a variety of microwave and RF modules and equipment, including power amplifiers, up and down converters, and high power combiner/dividers. The markets for these products include the wireless and telecommunication markets, including base station and satellite communications, and a broad range of medical, military and other commercial applications.

     Since fiscal year 2002, the Company has offered, on a limited basis, certain products based upon a new high-density electronic packaging technology for radio frequency (RF) and microwave frequency broadband applications. This technology, commonly referred to as Low Temperature Co-fired Ceramic ("LTCC"), is based on high performance dielectric ceramic materials, some manufactured by the Company and others purchased from leading electronic materials manufacturers. The Company markets this technology under the name Co-fired
Ceramic Packaging ("CCP"). Traditional RF and microwave circuits have been limited in size and performance by the use of only two dimensions to incorporate all RF elements and passive components, such as inductors, capacitors and resistors. LTCC technology enables the user to design circuits in the third dimension with the integration of the RF elements and passive components in the body of the electronic circuit. LTCC technology also provides the ability to design RF components such as couplers, power dividers/combiners, filters and impedance transformers, and passive devices.

     MANUFACTURING

     The manufacturing process for MLC's involves four primary stages. The first, or "white room" stage, includes tape casting, multi-layer lamination, dicing and firing of ceramic chips. In this phase, layers of electrically conducting material are printed onto ceramic tape in patterns, which eventually form the electrodes of the capacitor. The screen-printing technology used for the printing of such layers is referred to as "thick film". In the second, or
"termination" stagethe ends of the ceramic chips are coated with silver to provide the connection to external circuitry. In the third, or "finishing"
stage, the parts are then customized to specific order requirements, including termination plating, soldering of leads and laser marking. Also in this stage, the products are tested to standards suitable for commercial applications and then packaged for shipment. If the customer's specifications call for a higher level of performance assurance, prior to packaging the parts are put through a fourth, or "Hi-Rel" stage, consisting of extensive additional testing.

     The Company currently manufactures MLC's at its facilities in Huntington
Station, New York and Jacksonville, Florida. Its primary MLC manufacturing site is Huntington Station, consisting of four manufacturing facilities which aggregate approximately 76,000 square feet. Two of these facilities house the
Company's state-of-the-art chip fabrication operations. These facilities are designed to provide optimum control of the Company's manufacturing processes and product quality, while substantially increasing its output capability. The other two facilities provide "finishing" process steps and key manufacturing support activities.

     The Company manufactures its 500 and 600 series capacitors at its facility in Jacksonville. Over the past three fiscal years, the Company expanded the offering of the 600 series to include an additional case size each year to better serve the EIA (Electronic Industry Association) product standardization used by its customers. The Jacksonville facility is also the site of manufacture for the Company's thin film, Microcap(R) SLC, resistor and CCP product lines, and serves as the Company's new product technology center. The Jacksonville facilities aggregate over 109,000 square feet of space with 37,000 square feet committed to custom circuit operations.

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

     Utilizing its core competencies in the manufacture of MLC devices, over the past two years, the Company has developed the capability to manufacture multilayer microelectronic ceramic circuits. Starting in fiscal year 2004, the

Company has been using this technology in connection with its CCP product line.
Similar to commercial printed circuit board manufacturing, the Company can manufacture multiple layer boards with layer-to-layer interconnects and circuitry on each layer in a ceramic structure. The CCP product line, much like the Company's thin film product line, operates in a build-to-order format. The
Company typically receives drawings for custom devices and packages from its customers and builds products to their specification, utilizing multiple layer circuit technology. During fiscal year 2006, the Company acquired certain equipment from CTS Corporation used in the manufacture of CCP products. The use of this equipment will allow the Company to expand its existing CCP operation by increasing both the capacity and capability of the existing operation. See "ITEM
1. BUSINESS -PRODUCTS AND -RESEARCH AND DEVELOPMENT."

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

     To complement its own manufacturing efforts and to provide a wider variety of product offerings to its customers, the Company has from time to time entered into arrangements with other manufacturers to produce certain products to the
Company's specifications. These arrangements do not obligate the Company to purchase any minimum amount of product.

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

     In fiscal year 2003, the Company attained ISO-9001:2000 status, which includes product design capability. It is a higher level certification than the
Company previously had. The Company's European sales and distribution office also achieved ISO-9001:2000 certification status during fiscal year 2003. During fiscal year 2004, the Company established an Environmental Management System in accordance with ISO-14001 requirements, and the New York manufacturing facility received ISO-14001 certification during fiscal year 2005.

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

     The Company promotes its products through specialized trade shows, industry trade journal advertisements, a website and catalog direct mail programs. In fiscal year 2000, the Company started taking orders, on a limited basis, via its web site. In fiscal year 2004, and again in fiscal year 2006, the Company increased the list of products available for sale via its web site and plans to further expand these offerings in the future.

     The Company shipped to approximately 2,200 customers in each of fiscal years 2006, 2005 and 2004. The top ten customers combined accounted for approximately 25%, 29% and 30% of net sales in fiscal years 2006, 2005 and 2004, respectively. No customer accounted for more than 10% of the Company's net sales in fiscal years 2006, 2005 or 2004.

     The Company is qualified as a producer of capacitors by the Defense
Logistics Agency of the United States Department of Defense. This qualification covers several varieties and types of capacitors. Maintenance of its qualified producer status is critical in order for the Company to continue to sell its
Hi-Rel military product line. To date, the Company has not encountered any difficulty in maintaining its status as a qualified producer.

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

     In the United States, the Company principally sells its products through independent sales representatives who are compensated on a commission basis. In foreign countries, the Company utilizes resellers, who purchase products from the Company for resale, independent sales representatives and its own employees.
During fiscal year 2005, the Company's wholly-owned subsidiary in Sweden, through its own wholly-owned subsidiary, established a representative office within the Russian Federation to service the growing market there. See "Item 1.
BUSINESS -- FOREIGN SALES" and Note 9 of Notes to Consolidated Financial
Statements.

     At June 30, 2006, the Company utilized approximately seventeen sales representative organizations in the United States and approximately ten sales representative and reseller organizations in foreign countries, principally
Europe, Canada and the Far East. The Company's sales representatives and resellers generally have substantial engineering expertise, which enables them to assist the Company in providing a high level of service to assist customers in generating product specifications and in providing applications assistance and maintaining contact with key customers. The Company employs regional sales managers to supervise its sales representatives and resellers and a staff of sales and applications specialists to provide direct contact with and support to customers.

     SEASONALITY

     General economic conditions have an impact on the Company's business and financial results. Historically, the markets in which the Company sells its products have been adversely affected by weak economic conditions which, in turn, has negatively affected sales. During periods of relatively stable economic conditions the Company's revenues are typically higher in the second half of the fiscal year. The typically lower revenues in the first half of the fiscal year are due to several factors, including the impact of vacations during the summer months and a reduced number of shipping days.

     FOREIGN SALES

     In fiscal years 2006, 2005 and 2004, sales to customers located outside the
United States constituted 49%, 47% and 47% of net sales, respectively. The
Company's foreign customers are located primarily in Europe, Canada and the Far
East. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING" and Note 9 of Notes to
Consolidated Financial Statements. All foreign sales, except sales by the
Company's wholly-owned subsidiary in Stockholm, Sweden, are denominated in
United States dollars. The Company attempts to reduce the risk of doing business in foreign countries through the use, in certain circumstances, of prepayment or sight drafts, and by working closely with its foreign representatives and distributors in assessing business environments.

     SALES BACKLOG

     The Company's sales backlog was $18,941,000, $13,958,000 and $13,472,000 at
June 30, 2006, 2005 and 2004, respectively. Backlog generally consists of a combination of the Company's standard products and custom manufactured parts that require a longer lead time to produce. The long-term trend in customer requirements for the Company's standard products has been toward shorter lead times. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING."

     The Company offers its Quik-Pick 48 Hour System(R) program pursuant to which products are shipped within 48 hours from the time the order is placed.
This program is popular with its customers. In order to offer this program, the
Company has to maintain higher inventory levels of certain products in proportion to total sales than it would otherwise and higher than those maintained by some other capacitor manufacturers. The contribution of the
Quik-Pick(R) program to the financial results of the Company depends critically on the Company's ability to accurately predict customer demand for the various products offered through the program.

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
The Company continues to believe in the long-term prospects for this technology, and intends to continue the enhancement of its capabilities along with additional processes that further expand its offering of products during fiscal year 2006. In this regard, the Company purchased from CTS Corporation certain equipment used by CTS in the manufacture of LTCC products. The Company transferred the equipment to its facility in Jacksonville, Florida, where it will be used, among other things, in the production of LTCC products and certain of the Company's specialty MLCs. See "ITEM 1. BUSINESS - MANUFACTURING AND -
PRODUCTS."

     Expenditures for research and development were approximately $1,986,000,
$2,161,000 and $3,067,000 in fiscal years 2006, 2005 and 2004, respectively, representing approximately 2%, 3% and 5% of net sales, respectively. The Company anticipates that research and development expenditures in fiscal year 2007, expressed as a percentage of net sales, will be comparable to fiscal year 2006.

     RAW MATERIALS

     The principal raw materials used by the Company include silver, palladium, gold, platinum, titanate, and other powders that are used in ceramic manufacture. Precious metals are available from many sources, although palladium is generally available only from a limited number of metal dealers who obtain their product requirements, from the Republic of South Africa or the Russian
Federation. The major consumers of palladium are the automotive and electronics industries.

     As economic conditions improve, the demand for the precious metals the
Company uses in its manufacturing processes is increasing throughout the electronics industry and other industries. As a result, the Company has seen a rise in the market prices of certain of these metals. The Company believes that, based upon its current levels of production, it owns a sufficient supply of precious metals to meet its near term expected production requirements but will need to continue purchasing precious metals at prevailing market prices at the time of purchase. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS."

     COMPETITION

     Competition in the broad MLC industry continues to be intense and, in general, is based primarily on price. In the RF/Microwave market segment, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Company believes any competitive advantage it may have results from its ability to fulfill these requirements in a consistent manner. Potential growth of some market applications may in the future increase the competitive importance of price in this market. The Company believes it competes in the RF/Microwave capacitor market with several other manufacturers, both domestically and abroad, including AVX Corporation, Dover Corporation, Temex, Murata Manufacturing Co.
Ltd and Johanson Technology, Inc., most of which are larger and have broader product lines and greater financial, marketing and technical resources than the
Company. There are other large commodity-type MLC manufacturers who have attempted to develop products for the RF/Microwave market segment. While the
Company believes these efforts have not produced significant results to date, there can be no assurance that such efforts will not be successful in the future. New product developments may lead the Company into markets where there are existing competitors that may have significantly greater financial and technical resources and greater expertise in mass production techniques than the
Company. Competition in the Company's other product areas is similar in nature to that of the capacitor market. The primary competition for the Company's thin film products is Reinhardt Microtech AG. The primary competition for the
Company's resistive products are Anaren Inc., EMC Technologies and Florida RF
Labs Inc., the last two of which are both subsidiaries of Smiths Group PLC.

     ENVIRONMENTAL COMPLIANCE

     The Company produces hazardous waste in the production of its products.
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

     Except as described below, the Company believes that it is in material compliance with all applicable federal, state and local environment laws. In addition, the Company does not currently anticipate having to make material capital expenditures in connection with continued achievement of material compliance therewith. However, more stringent requirements may be enacted in the future and the Company can not predict whether it will be able to comply with them. Moreover, there can be no assurance that the Company will be able to develop replacement materials or products for those which may become prohibited in the future, or that competitors will not develop superior compliant products.
See "Item 1. BUSINESS -- CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING
STATEMENTS."

     During fiscal year 2006, the Company identified and discontinued
intermittent releases of a certain portion of its cooling and rinsing wastewater to exterior grounds at the Jacksonville, Florida facility. In response to this issue, the Company retained an environmental engineering firm to assess whether such releases had adversely impacted soil, groundwater or surface water at the
Jacksonville site. The environmental engineering firm issued a written report concluding that no further action is necessary on the Company's part in connection with these past releases, which report has been provided by such firm on behalf of the Company to the Florida Department of Environmental Protection
("FDEP") for its review. Following this report, FDEP conducted a site visit and requested certain further information from the Company concerning the process from which the discontinued releases occurred, which information has been or is in the process of being provided, and FDEP's review of this matter is pending.
In addition, during fiscal year 2006, the Company retained an environmental consulting firm to conduct voluntary environment compliance assessments at its
Jacksonville, Florida and Huntington Station, New York facilities. Recommended operational improvements documented in these compliance assessments have been or are in the process of being implemented. The Company does not expect that completion of the implementation of these improvements will require material capital expenditures.

     During fiscal year 2004, the Company established an Environmental
Management System in accordance with ISO-14001 requirements, and during fiscal year 2005, the Company's New York facilities achieved ISO-14001 certification.

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

     EMPLOYEES

     At June 30, 2006, the Company employed 458 persons at its facilities in New
York, of which 12 were employed on a part-time basis; 303 persons at its facilities in Florida, of which none were employed on a part-time basis; 10 persons in sales offices in Asia and 11 persons in sales offices in Europe, of which 1 was employed on a part-time basis.

Of the 782 persons employed by the Company, 668 were involved in manufacturing and testing activities and as support personnel, 100 were involved in selling, general and administrative activities and 14 were involved in research and development activities. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

     CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K under the captions "Business"
and "Management's Discussion and Analysis of Financial Condition and Results of
Operations", as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the
Company acting on the Company's behalf that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. The risk factors set forth below under the caption
"Item 1A. RISK FACTORS" identify certain factors that could cause such differences. In addition to statements which explicitly describe risks and uncertainties, readers are urged to consider statements labeled with terms such as "believes", "belief", "expects", "plans", "anticipates", or "intends" to be uncertain and forward-looking. All cautionary statements made and risk factors contained in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear. Any forward-looking statement represents the Company's expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. The Company undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.

ITEM 1A. RISK FACTORS

     The Company's business, operations, and financial condition are subject to various risks. Some of these risks are described below. This section does not describe all risks that may be applicable to the Company, the Company's industry, or the Company's business, and it is intended only as a summary of certain material risk factors.

     The Company's products are used in the production of a variety of highly complex electronic products manufactured for the military and for commercial use. Accordingly, demand for the Company's products is highly dependent upon demand for the products in which they are used. From time to time, including the first half of fiscal year 2004, the Company's results have been negatively impacted by a general decrease in demand for technology and electronic products in the United States and abroad. There can be no assurance that, if demand for such products declines, it will increase again or that, even if it does increase, the demand for the Company's products will increase. In addition, there can be no assurance that the Company will not receive order cancellations after orders are booked into backlog. Moreover, a majority of the Company's costs are fixed, and the Company may not be able to reduce costs if sales volumes were to decline.

     The Company produces and ships product based upon orders received from its customers. If these orders are cancelled prior to shipment, it could affect the
Company's profitability. See "Item 1. BUSINESS -- CUSTOMERS AND MARKETING."

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

     During fiscal year 2006, the Company's ten largest customers accounted for approximately 25% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. Moreover, an increasing amount of the Company's sales are to contract manufacturers. Several contract manufacturers to whom the Company sells parts could be selling their products to the same end customer. The discontinued use of these contract manufacturers'
products (or of their products which incorporate the Company's parts) by the end customer could affect the Company's profitability. See "Item 1. BUSINESS --
CUSTOMERS AND MARKETING."

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

     Competition in the MLC industry is intense and, in general, is based primarily on price. In the RF/Microwave market segments, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Company competes with a number of large MLC manufacturers who have broader product lines and greater financial, marketing and technical resources than the Company. Growth of some commercial market applications has increased, and is expected to continue to increase, the competitive importance of price. There can be no assurance that the Company will be able to improve the productivity and efficiency of its manufacturing processes in order to respond to pricing pressures, or to successfully design new processes and products; and the failure to do so could have a material adverse effect on the Company's business.

     The Company produces hazardous wastes in the production of its capacitors.
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

ADDRESS OF FACILITY            PRIMARY FUNCTION           SQUARE FOOTAGE OCCUPIED   TYPE OF OCCUPANCY
----------------------------   ------------------------   -----------------------   ---------------------

10 Stepar Place
Huntington Station, New York   Production                          11,200           Owned

11 - 13 Stepar Place           Production and
Huntington Station, New York   production support (1)              20,000           Owned

15 Stepar Place                                                                     Leased from Principal
Huntington Station, New York   Production                          35,700           Stockholder (2)

One Norden Lane
Huntington Station, New York   Production                           8,700           Owned

17 Stepar Place
Huntington Station, New York   Sales and administration            18,000           Owned

2201 Corporate Square Blvd.    Production, research                                 Leased from Principal
Jacksonville, Florida          and development                     99,700           Stockholder (2)

8810 Corporate Square Court
Jacksonville, Florida          Production                          10,000           Owned

Ellipsvaegen 5
SE-141 75                      Sales and                                            Leased
Kungens Kurva, Sweden          distribution office                  3,400

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2006.

     EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

     Victor Insetta, age 66, co-founded the Company in 1966 and has served as
President, Chief Executive Officer and a director of the Company since its organization.

     Richard Monsorno, age 54, has been employed by the Company in various capacities since 1983. In August 1996, he was appointed Senior Vice President -
Technology.

     Kathleen M. Kelly, age 52, has been employed by the Company in various capacities since 1974. She has served as Vice President - Administration and as corporate Secretary since November 1989.

     David B. Ott, age 64, joined the Company in June 1999 as Vice President -
New York Manufacturing. In December 2000, he was appointed Senior Vice President
- New York Manufacturing. In April 2004, he was appointed Senior Vice President
- New York Operations.

     Judah Wolf, age 60, has been managing the Company's thin film operations in
Jacksonville, Florida since 1993. In 1999, he was appointed Vice President -
Thin Film Operations. In August 2001, he was appointed Senior Vice President -
Thin Film Products.

     Andrew R. Perz, age 47, has been with the Company as Controller since 1998, and was appointed Vice President, Controller in November 2000. In August 2005,
he was appointed Vice President - Finance.

     Harrison Tarver, age 60, has been employed by the Company in various capacities since 1973, principally in positions relating to quality assurance.
He was appointed Vice President - Quality Assurance in December 2000.

     William Johnson, age 54, joined the Company in June 2005, as Vice President of Sales. From 2003 until his employment by the Company, he served as Vice
President of Sales for Precision Technology USA, Inc., a manufacturer of linear actuation and power transmission equipment. From 1996 to 2003, he was the Vice
President of Worldwide Sales for Kemet Corporation, a manufacturer of electronic components.

     The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any directors of the
Company.

                                     PART II

ITEM  5. MARKET FOR COMPANY'S COMMON STOCK, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION

     The Company's common stock is traded on the American Stock Exchange
("AMEX") under the symbol "AMK". The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended
June 30, 2006 and June 30, 2005.

                   FISCAL 2006      FISCAL 2005
                 --------------   --------------
Quarter Ended:    High     Low     High     Low
--------------   ------   -----   ------   -----
September        $13.86    9.89   $ 9.30   $6.53
December          11.46    8.40    12.00    8.90
March             15.75    8.61    10.58    7.50
June              16.05   11.90    11.09    7.77

     NUMBER OF STOCKHOLDERS

     As of September 12, 2006, there were approximately 316 holders of record of the Company's common stock. The Company believes numerous shares are held of record by brokerage and other institutional firms for their customers.

     DIVIDENDS

     The Company has not paid any cash dividends on its common stock during the past two fiscal years. It is the present policy of the Company's Board of
Directors to retain earnings to finance the expansion of the Company's operations and not to pay cash dividends on its common stock.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table details securities authorized for issuance under equity compensation plans as of June 30, 2006:

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
                            of outstanding options,   price of outstanding options,   securities reflected in
                              warrants and rights          warrants and rights              column (a))
      Plan category                   (a)                          (b)                          (c)
-------------------------   -----------------------   -----------------------------   -----------------------

Equity compensation plans
approved by security
holders                             862,745                       $8.83                       167,600

     The Company has no securities authorized for issuance under equity compensation plans that have not been approved by security holders.

ITEM 6.  SELECTED FINANCIAL DATA

     The following information should be read in conjunction with the
Consolidated Financial Statements and Notes thereto and other information set forth following Item 15 of this report.

                                                        FISCAL YEARS ENDED JUNE 30,
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                             -----------------------------------------------
                                               2006      2005      2004      2003      2002
                                             -------   -------   -------   -------   -------

INCOME STATEMENT DATA:
Net sales                                    $84,131   $72,965   $61,183   $49,048   $49,585
Gross profit                                 $29,097   $24,582   $20,437   $14,332   $ 9,624
Income/(loss) from operations                $ 8,953   $ 6,467   $ 2,528   $  (755)  $(6,596)
Net income/(loss)                            $ 5,988   $ 4,268   $ 2,176   $  (501)  $(4,243)
Basic net income/(loss) per common share     $  0.70   $  0.51   $  0.27   $ (0.06)  $ (0.53)
Diluted net income/(loss) per common share   $  0.67   $  0.49   $  0.25   $ (0.06)  $ (0.53)
Cash dividends paid per common share         $    --   $    --   $    --   $    --   $    --

BALANCE SHEET DATA:
Property, plant and equipment, net           $31,375   $29,502   $26,141   $27,174   $29,740
Total assets                                 $90,543   $77,872   $69,853   $63,548   $66,574
Long-term debt, net of current portion       $ 7,229   $ 5,276   $ 2,896   $ 3,290   $ 2,368
Working capital                              $46,649   $39,032   $34,900   $31,332   $28,375

                            QUARTERLY FINANCIAL DATA:
              (In thousands, except per share amounts) (unaudited)

                                                                BASIC               DILUTED
                                            NET (LOSS)   NET INCOME/ (LOSS)   NET INCOME/ (LOSS)
QUARTER ENDED    NET SALES   GROSS PROFIT     /INCOME       PER SHARE (1)        PER SHARE (1)
--------------   ---------   ------------   ----------   ------------------   ------------------

Fiscal 2006
September         $17,502       $ 3,875       $ (691)          $(0.08)              $(0.08)
December           19,678         7,965        1,929             0.23                 0.22
March              22,690         8,570        2,089             0.24                 0.23
June               24,261         8,687        2,661             0.31                 0.30
                  -------       -------       ------            -----               ------
   Fiscal Year    $84,131       $29,097       $5,988            $0.70               $ 0.67
                  -------       -------       ------            -----               ------
Fiscal 2005
September         $16,928       $ 5,292       $  600            $0.07               $ 0.07
December           16,229         5,670          766             0.09                 0.09
March              18,991         6,667        1,380             0.16                 0.16
June               20,817         6,953        1,522             0.18                 0.17
                  -------       -------       ------            -----               ------
   Fiscal Year    $72,965       $24,582       $4,268            $0.51               $ 0.49
                  -------       -------       ------            -----               ------

(1)  Earnings per share amounts for each quarter are required to be computed independently. As a result, the sum may differ from the total year earnings per share amounts.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

     The following information should be read in conjunction with the
Consolidated Financial Statements and Notes thereto and other information set forth following Item 15 of this Report. See also "CAUTIONARY STATEMENTS
REGARDING FORWARD-LOOKING STATEMENTS" and "Item 1A. RISK FACTORS" in Part I of
this Report.

     GENERAL

     Bookings reached record levels and sales were near record levels for the fiscal year ended June 30, 2006. The Company experienced increased sales and bookings to customers in most of the Company's major markets, particularly the wireless infrastructure, fiber optic and semiconductor equipment markets.
Management believes that these increases resulted from improved market conditions, increased market share and the growth in sales of new products.

     Sales growth was exceptionally strong in Asia. In order to improve service to our Asian customers and further foster sales growth in that region, the
Company began stocking inventory in China late in fiscal year 2006. The Company believes maintaining inventory in the Far East will help it develop a competitive advantage in terms of delivery.

     Net income increased from the prior fiscal year due to the increased sales volume. However, profits were adversely impacted in the first quarter of fiscal year 2006 by difficulties encountered while converting certain of the Company's operations to its Enterprise Resource Planning ("ERP") system. As the Company began to implement the conversion, it encountered a series of unanticipated problems beyond the planned closure period that disrupted its ability to book orders, manufacture and ship product. As a result, the Company decided to revert to its legacy systems for these functions so that it could resume shipping products and restore the high level of service its customers have grown to expect. The Company incurred substantial costs related to these efforts, thereby tempering profit improvement. The Company's preliminary analysis of the problems encountered indicates that they can be successfully overcome, and the Company is reformulating its ERP implementation plans accordingly.

     The Company continues to develop new products and processes. A considerable portion of the capital expenditures for the fiscal year ended June 30, 2006 were for equipment related to new processes or new product manufacturing. During fiscal year 2006, the Company purchased $2.8 million of equipment from CTS
Corporation. The equipment will be used to increase overall capacity and add additional capabilities to the Company's co-fired ceramic packaging product line. The Company is in the process of qualifying the equipment.

     The Company funded its capital expenditures through cash flow from operations and its credit facility with General Electric Capital Corporation
("GECC"). During the fiscal year ended June 30, 2006, the Company borrowed approximately $2.5 million under its credit facility with GECC, and the
Company's Swedish subsidiary borrowed an additional $1.5 million from Svenska
Handelsbanken, AB ("Handelsbanken"). The funds borrowed by the Company's Swedish subsidiary were used to pay a dividend to the Company, a portion of which was made under the repatriation provisions of the American Jobs Creation Act of
2004.

     RESULTS OF OPERATIONS

KEY COMPARATIVE PERFORMANCE INDICATORS

                                   Fiscal Year Ended
                     ---------------------------------------------
                     June 30, 2006   June 30, 2005   June 30, 2004
                     -------------   -------------   -------------
Sales                 $84,131,000     $72,965,000     $61,183,000
Bookings              $89,163,000     $73,419,000     $65,517,000
Gross Margin          $29,097,000     $24,582,000     $20,437,000
Gross Margin                 34.6%           33.7%           33.4%
Operating Expenses    $20,144,000     $18,115,000     $17,909,000
Operating Expenses           23.9%           24.8%           29.3%

SIGNIFICANT HIGHLIGHTS

     Sales and bookings for the fiscal year ended June 30, 2006 increased 15%
and 21%, respectively, over the prior fiscal year.

     FISCAL YEAR 2006 COMPARED WITH FISCAL YEAR 2005

     Net sales for the fiscal year ended June 30, 2006 were $84,131,000, an increase of 15% from the $72,965,000 recorded in the fiscal year ended June 30,
2005. Domestic sales increased by 10% to $42,744,000 in fiscal year 2006 from
$38,819,000 in fiscal year 2005. International sales increased by 21% to
$41,387,000 in fiscal year 2006 from $34,146,000 in fiscal year 2005. The increase in sales is due to the improved business climate in a majority of the markets the Company serves, increased market penetration and growth in sales of newer product lines. Sales growth has been particularly robust in the wireless infrastructure and semiconductor equipment markets since the second half of fiscal year 2005.

     Bookings have improved significantly from the levels experienced in fiscal year 2005. Total bookings in fiscal year 2006 were $89,163,000, compared to
$73,419,000 in fiscal year 2005, representing an increase of approximately 21%.
Growth has come from a majority of the markets the Company serves, but was particularly strong in the wireless infrastructure, semiconductor equipment and fiber optic markets.

     Gross margins were 35% of net sales in fiscal year 2006, compared to 34% in fiscal year 2005. The increase in gross margins is attributable to higher sales volume and the economics associated with higher production volumes, offset in part by increased precious metal costs and difficulties encountered while converting certain of the Company's operations to its ERP system during the first quarter of fiscal year 2006.

     Operating expenses totaled $20,144,000, or 24% of net sales, in fiscal year
2006, compared to $18,115,000, or 25% of net sales, in fiscal year 2005. The increase in operating expenses in absolute terms compared to the prior fiscal year is attributable to increased commissions as a result of increased sales and bookings, increased bonus expense as a result of increased profit levels, increased stock related compensation due to the adoption of a new accounting standard on share-based payments, increased professional fees (in part related to the adoption of the new accounting standard), increased depreciation and increased costs relating to the Company's sales office in China. The trend toward customers moving production offshore has continued. Accordingly, a growing portion of the Company's sales are to customers in Asia. Consequently, the Company continues to expand its sales offices in China to better service its customers in that region.

     Research and development expenses for the fiscal year ended June 30, 2006 decreased 8% to $1,986,000, compared to $2,161,000 in the prior fiscal year. The decrease was primarily the result of decreased headcount and decreased supply consumption.

     The effective income tax rate for both fiscal year 2006 and 2005 was approximately 29%. In fiscal year 2006, the Company's effective tax rate was favorably impacted by an approximately $500,000 reduction of tax reserves primarily due to the expiration of a statute of limitations and audit settlements for less than the amounts reserved. In fiscal year 2005, the
Company's effective tax rate was favorably impacted by Extraterritorial Income
Exclusion benefits and benefits from state tax law changes.

     As a result of the foregoing, the Company reported net income of
$5,988,000, or $0.70 per common share and $0.67 per common share assuming dilution, for fiscal year 2006, compared to net income of $4,268,000, or $0.51 per common share and $0.49 per common share assuming dilution, for fiscal year
2005.

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

     Bookings improved significantly in fiscal year 2005 from the levels experienced in fiscal year 2004. Total bookings in fiscal year 2005 were
$73,419,000, compared to $65,517,000 in fiscal year 2004, representing an increase of approximately 12%. Growth has come from a majority of the markets the Company serves, but was particularly strong in the wireless infrastructure and semiconductor equipment markets.

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

     As a result of the foregoing, the Company reported net income of
$4,268,000, or $0.51 per common share and $0.49 per common share assuming dilution, for fiscal year 2005, compared to net income of $2,176,000, or $0.27 per common share and $0.25 per common share assuming dilution, for fiscal year
2004.

     LIQUIDITY AND CAPITAL RESOURCES

                                June 30, 2006   June 30, 2005
                                -------------   -------------
Cash and Investments             $ 8,324,000     $ 6,950,000
Working Capital                  $46,649,000     $39,032,000
Operating Cash Flow              $ 5,668,000     $ 4,526,000
Capital Expenditures             $ 8,309,000     $ 8,784,000
Depreciation and Amortization    $ 6,207,000     $ 5,383,000

Current Ratio                          4.8:1           5.3:1
Quick Ratio                            1.7:1           1.9:1

     The Company's financial position at June 30, 2006 remains strong as evidenced by working capital of $46,649,000, compared to working capital of
$39,032,000 at June 30, 2005. The Company's current ratio and quick ratio at
June 30, 2006 remain strong although slightly lower than at June 30, 2005.

     Cash and investments increased to $8,324,000 at June 30, 2006, compared to
$6,950,000 at June 30, 2005. The increase in cash and investments is primarily the result of positive cash flow from operations, cash from stock option exercises and loan proceeds in excess of capital expenditures. Accounts receivable increased by $2,711,000 to $12,719,000 at June 30 2006, compared to
$10,008,000 at June 30, 2005. The increase is primarily due to improved sales in the fourth quarter of fiscal year 2006 compared to the fourth quarter of fiscal year 2005. Inventories increased by $5,715,000 to $33,255,000 at June 30, 2006, compared to $27,540,000 at June 30, 2005, primarily as a result of precious metal purchases during the year, higher precious metal costs, increases to finished goods inventories to support higher sales levels and increases in inventory levels of newer product lines. The precious metal purchases were made in anticipation of future production requirements and potential price increases.
The Company continues to maintain high finished goods inventory levels to keep customer lead times to a minimum and maintain good customer service.

     Current portion of long-term debt increased due to borrowings under the
GECC line of credit and borrowings at the Company's Swedish subsidiary. Accounts payable increased by $556,000, to $3,005,000 at June 30, 2006 compared to
$2,449,000 at June 30, 2005, due in part to increased purchasing activity to keep pace with higher production levels and in part to capital expenditures.
Accrued expenses increased by $603,000 to $6,192,000 at June 30, 2006, compared to $5,589,000 at June 30, 2005, due to increased commission accruals as the result of increased bookings and sales, increased bonus accruals as a result of improved profits and increased payroll related accruals. Income taxes payable increased $1,002,000 to $1,002,000 at June 30, 2006 compared to $14,000 income tax receivable at June 30, 2005, primarily due to increased taxable income, partially offset by tax reserve reductions.

     The Company leases its facilities in Jacksonville, Florida from a partnership controlled by the Company's President, Chief Executive Officer and
principal stockholder under a capital lease. The rental payments under this lease have been adjusted several times, primarily to reflect certain additions to the facilities and market value adjustments as

required by the terms of the lease based upon independent appraisals and for
Consumer Price Index adjustments. See "Item 2. PROPERTIES." The Company is currently obligated to pay approximately $780,000 per annum under this lease.
The payments due over the remaining five years of this capital lease, including the portion related to interest, total approximately $3,315,000. See "Item 13.
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
Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 24, 2007. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of June 30, 2006, the Company had
$5,059,000 of borrowings outstanding under this facility and, as a result of third party securitizations, $6,000,000 available to borrow.

     In December 2004, the Company entered into a credit facility with Commerce
Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Each borrowing under the line will expire on November 30, 2006.
The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of June 30, 2006, the
Company had no outstanding borrowings under this credit facility.

     In September 2005, the Company's wholly-owned subsidiary in Sweden obtained a series of five term loans aggregating 12,000,000 Swedish Krona ("SEK")
(approximately $1,700,000) from Handelsbanken. The loans are unsecured and bear interest at fixed rates ranging from 3.56% to 4.59%. The five loans are each for a principal amount of 2,400,000 SEK and are fully amortizing. The loans mature in one to five years with the first maturing on September 30, 2006 and one other maturing on each succeeding September 30th through 2010. In connection with, and as an inducement to Handelsbanken to make the loans, the Company entered into a
Guaranty and Agreement with the Handelsbanken whereby the Company has agreed to guarantee the payment of all its Swedish subsidiary's obligations under the loans.

     Capital expenditures for the fiscal year ended June 30, 2006 totaled
$8,309,000, including expenditures for buildings, machinery and equipment and planned leasehold improvements. The Company intends to use cash on hand, cash generated through operations and available credit to finance budgeted capital expenditures, primarily for equipment acquisition, of approximately $6,900,000 in fiscal year 2007.

     Aggregate contractual obligations, including interest, as of June 30, 2006 mature as follows:

                                                   Payments Due by Period
                                ------------------------------------------------------------
                                                 Less
                                                than 1        1- 3         4- 5      After 5
Contractual Obligations            Total         year         years        years      years
-----------------------------   -----------   ----------   ----------   ----------   -------

Bank Debt                       $ 7,774,000   $1,884,000   $3,730,000   $2,160,000     $--
Capital Lease Obligations         3,315,000      780,000    1,560,000      975,000      --
Operating Leases                    719,000      515,000      204,000           --      --
Purchase Obligations              6,423,000    6,423,000           --           --      --
                                -----------   ----------   ----------   ----------     ---
Total Contractual Obligations   $18,231,000   $9,602,000   $5,494,000   $3,135,000     $--
                                ===========   ==========   ==========   ==========     ===

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

     SALES RETURNS AND ALLOWANCES

     In the ordinary course of business, the Company accepts returns of products sold for various reasons and grants sales allowances to customers. While the
Company engages in extensive product quality control programs and processes, its level of sales returns is affected by, among other things, the quality of its manufacturing processes. The Company maintains an allowance for sales returns and allowances based upon historical returns and allowances granted. While such returns and allowances have historically been within the Company's expectations, actual return and allowance rates in the future may differ from current estimates, which could negatively impact the Company's operating results.

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

     ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

     In July 2006, the Financial Accounting Standard Board ("FASB") issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an
Interpretation of FASB Statement No. 109" ("FIN 48"). to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards
("SFAS") No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," on the
uncertainty in income taxes recognized in an enterprise's financial statements.
Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold, and
(b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN No. 48 on its financial position and consolidated results of operations.

     In September 2006, the Securities and Exchange Commission Staff issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial
Statements" ("SAB No. 108"), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB
No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is in the process of assessing the effect of SAB No. 108 on its consolidated financial statements.

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

     b)   Commodity price risk. The Company uses certain precious metals in the manufacturing of its products (primarily palladium, gold and silver), and is therefore subject to certain commodity price risks. In the last several years, the price of precious metals rose due to the higher demand coming from the electronics industry and other industries.
          Consequently, the Company has purchased a quantity of these metals to protect against rising prices. In addition, in July 2006, the Company exchanged silver for palladium to better align its inventory of precious metals against expected production requirements. The Company believes that, based upon its current levels of production and inventories of precious metals, it has a sufficient supply of precious metals such that the Company would not have to buy any additional quantities for the next six months. See "Item 1. BUSINESS - RAW
          MATERIALS."

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

     Changes in Internal Controls. Except as noted below, there were no changes in the Company's internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during the Company's last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

     Management has determined that the Company has a significant deficiency due to the fact that the Company has not adequately documented and implemented certain controls over information technology. These areas include certain change management and customer management procedures. In addition, certain financial computer program application controls and related access controls relating to information security were not adequately implemented. Back-up and recovery processes were not adequately documented, and testing of recovery procedures was not implemented. The Company has drafted, and is in the process of implementing, remedial procedures to address these matters.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information set forth under the captions "Election of Directors",
"Compliance with Section 16(a) of the "Exchange Act" and "Code of Ethics" in the
Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 14, 2006 is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the
Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 14, 2006 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain
Beneficial Owners and Management" and the information relating to beneficial ownership of the Company's common stock in the table under the caption "Election of Directors" in the Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 14, 2006 is hereby incorporated by reference. See also "Item 5. MARKET FOR COMPANY'S COMMON STOCK,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES -- EQUITY
COMPENSATION PLAN INFORMATION."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and
Related Transactions" in the Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 14, 2006 is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information set forth under the caption "Principal Accounting Fees and
Services" in the Company's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held November 14, 2006 is hereby incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)   FINANCIAL STATEMENTS                                              PAGE NO.
                                                                        --------
Index to Consolidated Financial Statements ..........................      F
Report of Independent Registered Public Accounting Firm .............      F-1
Consolidated Financial Statements
   Balance Sheets as of June 30, 2006 and 2005 ......................      F-2
   Statements of Operations
      Fiscal Years Ended June 30, 2006, 2005 and 2004 ...............      F-3
   Statements of Stockholders' Equity and Comprehensive Income
      Fiscal Years Ended June 30, 2006, 2005 and 2004 ...............      F-4
   Statements of Cash Flows
      Fiscal Years Ended June 30, 2006, 2005 and 2004 ...............      F-5
   Notes to Consolidated Financial Statements .......................      F-6

(B)  EXHIBITS

     Unless otherwise indicated, the following exhibits were filed as part of the Company's Registration Statement on Form S-18 (No. 2-96925-NY) and are
incorporated herein by reference to the same exhibit thereto.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
3.1         - Certificate of Incorporation of the Company.

3.2         - Amendment to Certificate of Incorporation. (3)

3.3         - Amended and restated By-laws of the Company. (21)

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

10.10       - Amendment No. 6, dated as of January 3, 2001, to Employment
              Agreement between Victor Insetta and the Company. (8)

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
              January 1, 2000. (6)

10.13       - Officers Profit Bonus Plan, dated October 30, 2003 and effective
              June 30, 1992. (13)

10.14       - Consulting Agreement, dated January 1, 2004, between the Company and Northport Systems, Inc. (14)

10.15       - Letter extending the Consulting Agreement with Northport System,
              Inc. until December 31, 2006. (19)

10.16       - American Technical Ceramics Corp. 1997 Stock Option Plan. (4)

10.17       - American Technical Ceramics Corp. 2000 Incentive Stock Plan. (6)

10.18       - Master Loan Agreement, dated April 2, 2004, between the Company and General Electric Capital Corporation. (14)

10.19       - Letter from General Electric Capital Corporation, dated as of
              March 30, 2006. (20)

10.20       - Second Amended and Restated Employment Agreement, dated as of
              December 31, 2001, between Judah Wolf and the Company. (9)

10.20 (i)   - Letter Agreement, dated December 22, 2005, between the Company and
              Judah Wolf. (18)

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
              Technical Ceramics (Florida) Inc. and Commerce Bank N.A. (15)

10.27       - Surety Agreement, dated November 30, 2004, between American
              Technical Ceramics (Florida) Inc. and Commerce Bank N.A. (15)

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

21.1        - Subsidiaries of the Company. (10)

23.1        - Consent of KPMG LLP. (22)

31.1        - Section 302 Certification of Chief Executive Officer. (22)

31.2        - Section 302 Certification of Principal Accounting Officer. (22)

32.1        - Section 906 Certification of Chief Executive Officer. (22)

32.2        - Section 906 Certification of Principal Accounting Officer. (22)

----------
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

17.  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

18.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

19.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

20.  Incorporated by reference to the Company's Current Report on Form 8-K, dated April 4, 2006.

21.  Incorporated by reference to the Company's Current Report on Form 8-K, dated May 8, 2006.

22.  Filed herewith.

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
EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        AMERICAN TECHNICAL CERAMICS CORP.

                                        BY: /S/ VICTOR INSETTA
                                            ------------------------------------
                                            VICTOR INSETTA
                                            President

Dated: September 26, 2006

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY
IN THE CAPACITIES AND ON THE DATES INDICATED:

            NAME                          TITLE                     DATE
            ----                          -----                     ----

/S/ VICTOR INSETTA               President and Director      September 26, 2006
---------------------------   (Principal Executive Officer)
Victor Insetta

/S/ ANDREW R. PERZ              Vice President - Finance     September 26, 2006
---------------------------  (Principal Accounting Officer)
Andrew R. Perz

/S/ STUART P. LITT                      Director             September 26, 2006
---------------------------
Stuart P. Litt

/S/ O. JULIAN GARRARD III               Director             September 26, 2006
---------------------------
O. Julian Garrard III

/S/ CHESTER E. SPENCE                   Director             September 26, 2006
---------------------------
Chester E. Spence

/S/ THOMAS J. VOLPE                     Director             September 26, 2006
---------------------------
Thomas J. Volpe

/S/ DOV S. BACHARACH                    Director             September 26, 2006
---------------------------
Dov S. Bacharach

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------
Report of Independent Registered Public Accounting Firm ..........       F-1
Consolidated Balance Sheets as of June 30, 2006 and 2005 .........       F-2
Consolidated Statements of Operations
   Fiscal Years Ended June 30, 2006, 2005 and 2004 ...............       F-3
Consolidated Statements of Stockholders' Equity and
   Comprehensive Income
   Fiscal Years Ended June 30, 2006, 2005 and 2004 ...............       F-4
Consolidated Statements of Cash Flows
   Fiscal Years Ended June 30, 2006, 2005 and 2004 ...............       F-5
Notes to Consolidated Financial Statements .......................       F-6

                                        F

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Technical Ceramics Corp.:

We have audited the accompanying consolidated balance sheets of American
Technical Ceramics Corp. and subsidiaries (the Company) as of June 30, 2006 and
2005, and the related consolidated statements of operations, stockholders'
equity and comprehensive income and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical
Ceramics Corp. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 6 to the consolidated financial statements, the
Company adopted Statement of Financial Accounting Standards No. 123(R),
"Shared-Based Payment", effective July 1, 2005.

                                        /S/ KPMG LLP

Melville, New York
September 26, 2006

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,       JUNE 30,
                                                                                     2006           2005
                                                                                 ------------   -----------

                                     ASSETS
CURRENT ASSETS
   Cash (including cash equivalents of $2,000 and
      $4,000, respectively)                                                      $  6,230,000   $ 4,927,000
   Investments                                                                      2,094,000     2,023,000
   Accounts receivable, (net of allowance for doubtful accounts
      of $401,000 and $300,000, respectively)                                      12,719,000    10,008,000
   Inventories                                                                     33,255,000    27,540,000
   Deferred income taxes, net                                                       3,472,000     2,668,000
   Prepaid and other current assets                                                 1,035,000     1,007,000
                                                                                 ------------   -----------
      TOTAL CURRENT ASSETS                                                         58,805,000    48,173,000
                                                                                 ------------   -----------
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                               738,000       738,000
   Buildings and leasehold improvements                                            19,418,000    18,426,000
   Machinery and equipment                                                         53,474,000    47,038,000
   Computer equipment and software                                                  7,508,000     7,187,000
   Furniture, fixtures and other                                                    3,064,000     3,256,000
                                                                                 ------------   -----------
                                                                                   84,202,000    76,645,000
   Less: Accumulated depreciation and amortization                                 52,827,000    47,143,000
                                                                                 ------------   -----------
                                                                                   31,375,000    29,502,000
OTHER ASSETS                                                                          363,000       197,000
                                                                                 ------------   -----------
         TOTAL ASSETS                                                            $ 90,543,000   $77,872,000
                                                                                 ============   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt
      (including related party debt of $485,000 and $437,000, respectively)      $  1,957,000   $ 1,103,000
   Accounts payable                                                                 3,005,000     2,449,000
   Accrued expenses                                                                 6,192,000     5,589,000
   Income taxes payable                                                             1,002,000            --
                                                                                 ------------   -----------
         TOTAL CURRENT LIABILITIES                                                 12,156,000     9,141,000

LONG-TERM DEBT, NET OF CURRENT PORTION
     (including related party debt of $1,974,000 and $2,459,000, respectively)      7,229,000     5,276,000
DEFERRED INCOME TAXES                                                               3,091,000     3,308,000
         TOTAL LIABILITIES                                                         22,476,000    17,725,000
                                                                                 ------------   -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Common Stock -- $0.01 par value; authorized 20,000,000
      shares; issued 9,104,613 and 8,917,463 shares,
      outstanding 8,690,473 and 8,503,323  shares, respectively                        91,000        89,000
   Capital in excess of par value                                                  15,000,000    13,195,000
   Retained earnings                                                               54,102,000    48,114,000
   Accumulated  other comprehensive income:
      Unrealized loss on investments available-for-sale, net                           (1,000)           --
      Cumulative foreign currency translation adjustment                              271,000       145,000
                                                                                 ------------   -----------
                                                                                      270,000       145,000
                                                                                 ------------   -----------
   Less: Treasury stock, at cost (414,140 and 414,140  shares, respectively)        1,396,000     1,396,000
                                                                                 ------------   -----------
         TOTAL STOCKHOLDERS' EQUITY                                                68,067,000    60,147,000
                                                                                 ------------   -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 90,543,000   $77,872,000
                                                                                 ============   ===========

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

                                                         2006          2005         2004
                                                     -----------   -----------   -----------

Net sales                                            $84,131,000   $72,965,000   $61,183,000
Cost of sales                                         55,034,000    48,383,000    40,746,000
                                                     -----------   -----------   -----------
   Gross profit                                       29,097,000    24,582,000    20,437,000
                                                     -----------   -----------   -----------
Selling, general and administrative expenses          18,092,000    15,935,000    14,815,000
Research and development expenses                      1,986,000     2,161,000     3,067,000
Other                                                     66,000        19,000        27,000
                                                     -----------   -----------   -----------
   Operating expenses                                 20,144,000    18,115,000    17,909,000
                                                     -----------   -----------   -----------
   Income from operations                              8,953,000     6,467,000     2,528,000
                                                     -----------   -----------   -----------
Other expense (income)
   Interest expense                                      643,000       475,000       365,000
   Interest income                                       (86,000)      (57,000)      (68,000)
   Other                                                      --         8,000         2,000
                                                     -----------   -----------   -----------
                                                         557,000       426,000       299,000
                                                     -----------   -----------   -----------
   Income before provision for income taxes            8,396,000     6,041,000     2,229,000
Provision for income taxes                             2,408,000     1,773,000        53,000
                                                     -----------   -----------   -----------
   Net Income                                        $ 5,988,000   $ 4,268,000   $ 2,176,000
                                                     ===========   ===========   ===========
Basic net income per common share                    $      0.70   $      0.51   $      0.27
Diluted net income per common share                  $      0.67   $      0.49   $      0.25
                                                     -----------   -----------   -----------
Basic weighted average common shares outstanding       8,573,000     8,402,000     8,132,000
                                                     ===========   ===========   ===========

                                                     -----------   -----------   -----------
Diluted weighted average common shares outstanding     8,891,000     8,738,000     8,583,000
                                                     ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

                                                                                             Accumulated
                                                                                                Other
                                                 Common Stock      Capital in               Comprehensive
                               Comprehensive  ------------------   Excess of     Retained       Income       Treasury
                                   Income       Shares    Amount   Par Value     Earnings       (Loss)        Stock        Total
                               -------------  ---------  -------  -----------  -----------  -------------  -----------  -----------

BALANCE AT JUNE 30, 2003                      8,502,758  $85,000  $11,418,000  $41,670,000    $ 176,000    $(1,396,000) $51,953,000
Net income                      $2,176,000           --       --           --    2,176,000           --             --    2,176,000
Tax benefit of stock options
   exercised                            --           --       --       55,000           --           --             --       55,000
Stock awards                            --       21,350       --      190,000           --           --             --      190,000
Stock option compensation
   expense                              --           --       --       10,000           --           --             --       10,000
Exercise of stock options               --      119,950    1,000      341,000           --           --             --      342,000
Other comprehensive income,
   net of tax:
   Unrealized losses on
      investments
      available-for-sale, net
      of reclassification
      adjustment                    (5,000)
   Foreign currency
      translation adjustment       106,000
                                ----------
Other comprehensive income,
   net of tax                      101,000           --       --           --           --      101,000             --      101,000
                                ----------
Comprehensive income            $2,277,000
                                ==========
BALANCE AT JUNE 30, 2004                      8,644,058  $86,000  $12,014,000  $43,846,000    $ 277,000    $(1,396,000) $54,827,000
Net income                      $4,268,000           --       --           --    4,268,000           --             --    4,268,000
Tax benefit of stock options
   exercised                            --           --       --      215,000           --           --             --      215,000
Stock awards                            --       22,000       --      120,000           --           --             --      120,000
Stock option compensation
   expense                              --           --       --       44,000           --           --             --       44,000
Exercise of stock options               --      251,405    3,000      802,000           --           --             --      805,000
Other comprehensive loss, net
   of tax:
   Unrealized gain on
      investments
      available-for-sale,
      net of reclassification
      adjustment                     5,000
   Foreign currency
      translation adjustment      (137,000)
                                ----------
Other comprehensive loss, net
   of tax                         (132,000)          --       --           --           --     (132,000)            --     (132,000)
                                ----------
Comprehensive income            $4,136,000
                                ==========
BALANCE AT JUNE 30, 2005                      8,917,463  $89,000  $13,195,000  $48,114,000    $ 145,000    $(1,396,000) $60,147,000
Net income                      $5,988,000           --       --           --    5,988,000           --             --    5,988,000
Tax benefit of stock options
   exercised                            --           --       --      458,000           --           --             --      458,000
Stock awards                            --       16,450       --      209,000           --           --             --      209,000
Stock option compensation
   expense                              --           --       --      279,000           --           --             --      279,000
Exercise of stock options               --      170,700    2,000      859,000           --           --             --      861,000
Other comprehensive income,
   net of tax:
   Unrealized gain on
      investments
      available-for-sale, net
      of reclassification
      adjustment                    (1,000)
   Foreign currency
      translation adjustment       126,000
                                ----------
Other comprehensive income,
   net of tax                      125,000           --       --           --           --      125,000             --      125,000
                                ----------
Comprehensive income            $6,113,000
                                ==========
BALANCE AT JUNE 30, 2006                      9,104,613  $91,000  $15,000,000  $54,102,000    $ 270,000    $(1,396,000) $68,067,000
                                              ======================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

                                                                 2006          2005          2004
                                                             -----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 5,988,000   $ 4,268,000   $ 2,176,000
   Adjustments to reconcile net income to net cash
      provided by/(used in)  operating activities:
      Depreciation and amortization                            6,207,000     5,383,000     5,152,000
      Loss/(gain) on disposal of fixed assets                    246,000       (12,000)      373,000
      Stock based compensation expense                           488,000       164,000       200,000
      Excess tax benefits from stock based
         compensation arrangements                              (458,000)     (215,000)      (55,000)
      Provision for doubtful accounts and sales returns          101,000      (170,000)       32,000
      Deferred income taxes                                   (1,021,000)      (99,000)     (570,000)
      Investment interest accretion, net                         (46,000)      (17,000)      (21,000)
      Realized loss on sale of investments                            --         7,000         2,000
   Changes in operating assets and liabilities:
      Accounts receivable                                     (2,626,000)      651,000    (3,781,000)
      Inventories                                             (5,580,000)   (5,348,000)   (7,038,000)
      Other assets                                              (200,000)     (147,000)     (224,000)
      Accounts payable, accrued expenses and
         income taxes payable                                  2,569,000        61,000     3,606,000
                                                             -----------   -----------   -----------
   Net cash provided by/(used in) operating activities         5,668,000     4,526,000      (148,000)
                                                             -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                    (8,309,000)   (8,784,000)   (4,506,000)
      Purchase of investments                                 (3,125,000)   (3,508,000)   (3,482,000)
      Proceeds from sale of investments                        3,100,000     4,010,000     3,997,000
      Proceeds from sale of fixed assets                          35,000        49,000        22,000
                                                             -----------   -----------   -----------
   Net cash used in investing activities                      (8,299,000)   (8,233,000)   (3,969,000)
                                                             -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                             (1,269,000)   (2,661,000)     (355,000)
      Proceeds from exercise of stock options                    861,000       805,000       342,000
      Excess tax benefits from stock based
      compensation arrangements                                  458,000       215,000        55,000
      Proceeds from issuance of debt                           3,956,000     5,750,000            --
                                                             -----------   -----------   -----------
   Net cash provided by financing activities                   4,006,000     4,109,000        42,000
                                                             -----------   -----------   -----------
      Effect of exchange rate changes on cash                    (72,000)       (9,000)      (76,000)
                                                             -----------   -----------   -----------
      Net increase/(decrease) in cash and cash equivalents     1,303,000       393,000    (4,151,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   4,927,000     4,534,000     8,685,000
                                                             -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $ 6,230,000   $ 4,927,000   $ 4,534,000
                                                             ===========   ===========   ===========

Supplemental cash flow information:
      Interest paid                                          $   650,000   $   468,000   $   364,000
      Income taxes paid                                      $ 1,967,000   $ 2,764,000   $   237,000

See accompanying notes to consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

     American Technical Ceramics Corp. and its wholly-owned subsidiaries (the
"Company") are engaged in the design, development, manufacture and sale of electronic components, including ceramic multilayer capacitors and custom thin film circuits. These products are primarily used for commercial and military purposes in the United States and for export, primarily to Western Europe,
Canada and the Far East. In fiscal years 2006, 2005 and 2004, no one customer accounted for more than 10% of consolidated net sales. The Company operates in one industry segment - the electronic components industry.

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

     COMPREHENSIVE INCOME

     The following table sets forth the components of the change in net unrealized gains/(losses) on investments available-for-sale for the fiscal years ended June 30, 2006, 2005 and 2004:

                                                     2006     2005      2004
                                                   -------   ------   -------
Unrealized holding losses
   arising during the period, net of tax           $(1,000)  $   --   $(7,000)
Less: reclassification adjustment for
   losses included in net income, net of tax            --    5,000     2,000
                                                   -------   ------   -------
Change in net unrealized (losses)/gains on
   investments available-for-sale                  $(1,000)  $5,000   $(5,000)
                                                   =======   ======   =======

     The deferred tax (benefit)/liability associated with unrealized holding gains/(losses) arising during the fiscal years 2006, 2005 and 2004 was nil, nil and ($3,000), respectively. The tax benefit of the reclassification adjustments for gains on sales of investments included in net income was nil, $3,000 and nil for fiscal years 2006, 2005 and 2004, respectively.

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

     STOCK-BASED COMPENSATION

     On July 1, 2005, the Company adopted Statement of Financial Accounting
Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)").
This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based
Compensation." SFAS No. 123 (R) supersedes APB Opinion No. 25 and its related implementation guidance. Under SFAS No. 123 (R), stock compensation expense will be recognized for the portion of all awards for which the requisite service has not been rendered based upon the award's fair value on the date of grant.

     During the years ended June 30, 2006, 2005 and 2004, there were 65,000,
50,000 and 13,000 options granted, respectively. The average per share fair value of stock options granted during fiscal years 2006, 2005 and 2004 was
$8.62, $5.68 and $3.57, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 4.40%, 3.79% and 3.30%, respectively, expected life of five years, expected volatility of 73.7%, 69.3%
and 71.5%, respectively, and no dividends). The weighted average remaining contractual life of options outstanding as of June 30, 2006 was 4.8 years.

     Had compensation expense with respect to options and awards been determined based on the fair value method on the date of grant consistent with the methodology prescribed under SFAS No. 123 prior to July 1, 2003, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below:

                                                                  For Year Ended June 30,
                                                                 ------------------------
                                                                    2005         2004
                                                                 ----------   -----------

Net income, as reported                                          $4,268,000   $ 2,176,000
Add: Stock-based employee compensation expense
   included in reported net income, net of related tax effects      117,000       154,000
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for all
   awards, net of related tax effects                              (424,000)   (1,410,000)
                                                                 ----------   -----------
Pro forma net income                                             $3,961,000   $   920,000
                                                                 ==========   ===========
Income per share:
   Basic - as reported                                           $     0.51   $      0.27
   Basic - pro forma                                             $     0.47   $      0.11
   Diluted - as reported                                         $     0.49   $      0.25
   Diluted - pro forma                                           $     0.45   $      0.11

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
Antidilutive shares aggregating 147,121, 372,000 and 520,000, respectively, have been omitted from the calculation of dilutive EPS for the fiscal years ended
June 30, 2006, 2005 and 2004, respectively. A reconciliation between numerators and denominators of the basic and diluted earnings per share is as follows:

                                         YEAR ENDED JUNE 30, 2006                  YEAR ENDED JUNE 30, 2005
                                 ---------------------------------------   ---------------------------------------
                                    INCOME         SHARES      PER-SHARE     INCOME         SHARES       PER-SHARE
                                 (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                 -----------   -------------   ---------   -----------   -------------   ---------

Basic EPS                        $5,988,000      8,573,000       $ 0.70     $4,268,000     8,402,000       $0.51
Effect of Dilutive Securities:
   Stock Options                         --        312,000        (0.03)            --       328,000       (0.02)
   Stock Awards                          --          6,000           --             --         8,000          --
                                 ----------      ---------       ------     ----------     ---------       -----
Diluted EPS                      $5,988,000      8,891,000       $ 0.67     $4,268,000     8,738,000       $0.49
                                 ==========      =========       ======     ==========     =========       =====

                                         YEAR ENDED JUNE 30, 2004
                                 ---------------------------------------
                                    INCOME         SHARES      PER-SHARE
                                 (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                 -----------   -------------   ---------

Basic EPS                         $2,176,000     8,132,000       $0.27
Effect of Dilutive Securities:
Stock Options                             --       444,000       (0.02)
Stock Awards                              --         7,000          --
                                  ----------     ---------       -----
Diluted EPS                       $2,176,000     8,583,000       $0.25
                                  ==========     =========       =====

     IMPACT OF NEW ACCOUNTING STANDARDS

     On July 1, 2005, the Company adopted SFAS No. 123 (R). This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation."
SFAS No. 123 (R) supersedes Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB No. 25"), and its related implementation guidance. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. The adoption of this standard resulted in an additional expense of $120,000 ($0.01 per basic and diluted common share) being recorded in fiscal year 2006, which related to options granted prior to July 1,
2003 that were not fully vested before July 1, 2005.

     On July 1, 2005, the Company adopted Statement of Financial Accounting
Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4,
Inventory Pricing" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No.
43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of
SFAS No. 151 did not have a material impact on the Company's consolidated results of operations or financial position.

     On December 31, 2004, FASB issued Staff Position No. FAS 109-2,
"Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax
Deduction on Qualified Production Activities Provided by the American Jobs
Creation Act of 2004" ("FSP No. 109-1"), and Staff Position No. 109-2,
"Accounting and Disclosure Guidance for the Foreign Earnings Repatriation
Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2").
These staff positions provide accounting guidance on how companies should account for the effects for the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. The Company has assessed the repatriation provisions and repatriated a dividend, as defined in the AJCA, during its second fiscal quarter ended
December 31, 2005.

     In March 2005, the Financial Accounting Standards Board issued FASB
Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations"
("FIN No. 47"). This Interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset
Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.
Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN No. 47 did not have a material impact on the Company's financial position and consolidated results of operations.

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

     SUPPLEMENTAL CASH FLOW INFORMATION

     During fiscal year 2006, significant non-cash activities included (i) a tax benefit of $458,000 resulting from stock options exercised, (ii) compensation expense of $210,000 in connection with awards of an aggregate of 16,450 shares of common stock, and (iii) compensation expense of $279,000 recognized in connection with 859,000 stock options which will also result in compensation expense of $698,000 to be recognized ratably over the next three years.

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
expense of $317,000 in connection with awards of an aggregate of 28,350 shares of common stock, and (iii) compensation expense of $10,000 recognized in connection with 13,000 stock options which will also result in compensation expense of $37,000 to be recognized ratably over the next four years.

NOTE 2. INVESTMENTS

     Investments consist of the following:

                                              Gross        Gross
                                           Unrealized   Unrealized
       June 30, 2006             Cost         Gains       Losses     Fair Value
---------------------------   ----------   ----------   ----------   -----------
U.S. Government obligations   $2,096,000       $--        $2,000      $2,094,000
                              ----------       ---        ------      ----------
                              $2,096,000       $--        $2,000      $2,094,000
                              ==========       ===        ======      ==========

                                              Gross        Gross
                                           Unrealized   Unrealized
       June 30, 2005             Cost         Gains       Losses     Fair Value
---------------------------   ----------   ----------   ----------   -----------
U.S. Government obligations   $1,024,000       $--        $1,000      $1,023,000
N.J. Municipal bonds           1,000,000        --            --       1,000,000
                              ----------       ---        ------      ----------
                              $2,024,000       $--        $1,000      $2,023,000
                              ==========       ===        ======      ==========

     All of the Company's investments at June 30, 2006 contractually mature within one year.

NOTE 3. INVENTORIES

     Inventories consist of the following:

                                   June 30, 2006   June 30, 2005
                                   -------------   -------------
Raw materials                       $17,095,000     $14,122,000
Work in process                       8,605,000       7,382,000
Finished goods                        7,555,000       6,036,000
                                    -----------     -----------
                                    $33,255,000     $27,540,000
                                    ===========     ===========

NOTE 4. LONG-TERM DEBT

     Long-term debt consists of the following:

                                   June 30, 2006   June 30, 2005
                                   -------------   -------------
Notes payable to banks               $6,727,000      $3,483,000
Obligations under capital leases      2,459,000       2,896,000
                                     ----------      ----------
                                      9,186,000       6,379,000
Less: Current portion                 1,957,000       1,103,000
                                     ----------      ----------
   Long-term debt                    $7,229,000      $5,276,000
                                     ==========      ==========

     NOTES PAYABLE TO BANKS

     In April 2004, the Company entered into a $4,000,000 credit facility with
General Electric Capital Corporation ("GECC") for the purchase of equipment. In
May 2005, the credit facility was increased to $6,000,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47%
above the five year Treasury Bond yield at the time of election or a floating rate of 3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 24, 2007. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of June 30,
2006, the Company had $5,059,000 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% and 7.93%. At June 30, 2006, the
Company had $6,000,000 available to borrow under this credit facility.

     In December 2004, the Company entered into a credit facility with Commerce
Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Borrowings under the line expire on November 30, 2006. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of June 30, 2006, the Company had no outstanding borrowings under this credit facility.

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

     The following table sets forth the contractual maturity of notes payable to banks as of June 30, 2006:

2007                          $1,472,000
2008                           1,560,000
2009                           1,654,000
2010                           1,375,000
2011 and thereafter              666,000
                              ----------
Total minimum debt payments    6,727,000
Less: Current portion          1,472,000
                              ----------
                              $5,255,000
                              ==========

     OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville
Facility") from a partnership controlled by the Company's President, Chief
Executive Officer and principal stockholder under a capital lease. At June 30,
2006, the Jacksonville Facility has an aggregate cost of $5,104,000 and a net book value of $1,587,000. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease currently provides for base rent of approximately $780,000 per annum. The lease further provides for annual increases in base rent for years beginning after May
1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction.

     The following table sets forth the future minimum lease payments (excluding contingent rental adjustments) under this capital lease by fiscal year and the present value of the minimum lease payments as of June 30, 2006:

2007                                 $  719,000
2008                                    719,000
2009                                    719,000
2010                                    719,000
2011 and thereafter                     180,000
                                     ----------
Total minimum lease payments          3,056,000
Less: Amount representing interest      597,000
                                     ----------
Present value at June 30, 2006        2,459,000
Less: Current portion                   485,000
                                     ----------
                                     $1,974,000
                                     ==========

     Contingent rentals of $55,000, $32,000 and $11,000 were expensed during fiscal years 2006, 2005 and 2004, respectively.

NOTE 5. INCOME TAXES

     The components of income before income taxes are as follows:

                Fiscal Years Ended June 30,
           ------------------------------------
              2006          2005         2004
           ----------   ----------   ----------
Domestic   $7,492,000   $5,577,000   $1,940,000
Foreign       904,000      464,000      289,000
           ----------   ----------   ----------
           $8,396,000   $6,041,000   $2,229,000
           ==========   ==========   ==========

     The provision for income taxes consists of the following:

                               Years Ended June 30,
                       -----------------------------------
                          2006         2005         2004
                       ----------   ----------   ---------
CURRENT:
   Federal             $2,705,000   $1,737,000   $ 951,000
   State                   41,000       13,000    (110,000)
   Foreign                177,000      122,000    (218,000)
                       ----------   ----------   ---------
      Total current     2,923,000    1,872,000     623,000
                       ----------   ----------   ---------
DEFERRED:
   Federal               (736,000)     (95,000)   (561,000)
   State                  193,000      (38,000)         --
   Foreign                 28,000       34,000      (9,000)
                       ----------   ----------   ---------
      Total deferred     (515,000)     (99,000)   (570,000)
                       ----------   ----------   ---------
                       $2,408,000   $1,773,000   $  53,000
                       ==========   ==========   =========

     The following table reconciles the Federal statutory rate to the Company's effective tax rate:

                                                                Years Ended
                                                                  June 30,
                                                            -------------------
                                                            2006   2005    2004
                                                            ----   ----   -----
Tax provision computed at statutory rate                    34.0%  34.0%   34.0%
State tax and State tax credit, net of Federal tax effect    1.2    0.9     1.1
EIE Manufacturer deduction benefit                          (3.6)  (4.0)   (7.5)
Foreign tax                                                 (0.5)  (0.7)   (4.9)
Changes in tax contingency estimates
   and audit settlements (1)                                (6.5)  (0.5)  (19.9)
Deferred tax benefit from State tax law change               0.9   (1.9)     --
Tax credits and other, net                                   3.2    1.5    (0.4)
                                                            ----   ----   -----
                                                            28.7%  29.3%    2.4%
                                                            ====   ====   =====

     (1) The Company has undergone tax audits in various jurisdictions which are substantially complete. In fiscal years 2006, 2005 and 2004, the Company recognized benefits as a result of audit settlements and the reevaluation of certain tax contingency estimates relating to these jurisdictions.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30,
2006 and 2005, are presented below.

                                                                  June 30,
                                                         -------------------------
                                                             2006          2005
                                                         -----------   -----------

Deferred tax assets:
   Allowance for doubtful accounts receivable
      and sales returns                                  $   145,000   $   106,000
   Inventories                                             2,620,000     1,715,000
   Accrued expenses                                          819,000       737,000
   Net operating loss
      and tax credit carry forwards                        1,135,000     1,457,000
                                                         -----------   -----------
   Total deferred tax assets                               4,719,000     4,015,000
                                                         -----------   -----------
   Valuation allowance                                    (1,247,000)   (1,347,000)
                                                         -----------   -----------
      Net deferred tax assets                              3,472,000     2,668,000
                                                         -----------   -----------
Deferred tax liabilities:
   Plant and equipment, principally due to differences
      in depreciation and capital leases                  (3,091,000)   (3,308,000)
                                                         -----------   -----------
      Total deferred tax liabilities                      (3,091,000)   (3,308,000)
                                                         -----------   -----------
         Net deferred tax asset/(liability)              $   381,000   $  (640,000)
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
However, due to the uncertainties of realizing certain tax loss carryforwards, a valuation allowance of $1,247,000 has been provided against the associated deferred tax asset.

     The Company had $770,000 of undistributed earnings of foreign subsidiaries as of June 30, 2006. No accrual of U.S. income taxes on the earnings of these subsidiaries has been recorded because, at June 30, 2006, management's intention is to reinvest such earnings in the operations of such subsidiaries.
Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practicable to calculate because of the complexity of this hypothetical calculation.

     The Company has assessed the repatriation provisions of the "American Jobs
Creation Act of 2004" and has repatriated a dividend during the fiscal year ended June 30, 2006.

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

     Prior to fiscal year 2004, the Company did not recognize compensation cost for these options upon grant as the exercise price was equal to or greater than the fair market value of the underlying stock at the date of grant. In July
2003, the Company adopted Statement of Financial Accounting Standards No. 123
("SFAS No. 123"), using the prospective method as prescribed in Statement of
Financial Accounting Standards No. 148 ("SFAS No. 148"). The Company applied
SFAS No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applied Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"), in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and makes pro-forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied. The Company has recognized $159,000, $44,000 and $10,000 in compensation expense for the fiscal years ended June 30, 2006, 2005 and 2004, respectively, for options granted after June 30, 2003.

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

     During the years ended June 30, 2006, 2005 and 2004, there were 65,000,
50,000 and 13,000 options granted, respectively. The weighted average grant-date fair value of stock options granted during each fiscal year was $8.62, $5.68 and
$3.57 per share, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 4.40%, 3.98% and 3.80%, respectively, expected life of six years, five years, and five years, respectively, expected volatility of 73.7%, 69.3% and 67.0%, respectively, and no dividends). The total intrinsic value of options exercised during fiscal years ended June 30, 2006, 2005 and 2004 was $1,421,000, $1,592,000 and
$662,000, respectively.

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

     A summary of the status of the Company's nonvested options at June 30,
2006, and changes during the year then ended is presented below:

                                               Weighted
                                   Shares       Average
                                   Subject    Grant Date
                                 to Options   Fair Value
                                 ----------   ----------
Nonvested, beginning of period    121,000        $4.73
Granted                            65,000         8.62
Vested                            (65,500)        4.64
Forfeited                            (750)        5.44
                                  -------
Nonvested, end of period          119,750        $6.88
                                  =======

     As of June 30, 2006, there was $698,000 of total unrecognized compensation costs related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the fiscal years ended June 20, 2006, 2005 and 2004 was $300,000, $822,000 and $1,223,000, respectively. Compensation cost capitalized in inventory and fixed assets for the fiscal year ended June 30,
2006 was $45,000. Compensation cost recognized in income for amounts previously capitalized in inventory and fixed assets for fiscal year 2006 was $34,000.

     Cash received from the exercise of options for the fiscal years ended June
30, 2006, 2005 and 2004 was $861,000, $805,000 and $342,000, respectively. The related tax benefit recognized for the fiscal years ended June 30, 2006, 2005 and 2004 was $458,000, $215,000 and $55,000, respectively. The total compensation cost related to options for the fiscal years 2006, 2005 and 2004 was $279,000, $44,000 and $10,000, respectively.

     Stock option activity for fiscal years 2006, 2005 and 2004 is as follows:

                                          2006                   2005                   2004
                                 ---------------------   --------------------   --------------------
                                              Weighted     Shares    Weighted     Shares    Weighted
                                   Shares      Average    Subject     Average    Subject     Average
                                   Subject    Exercise       to      Exercise       to      Exercise
                                 to Options     Price     Options      Price     Options      Price
                                 ----------   --------   ---------   --------   ---------   --------

Outstanding, beginning of year     990,945     $ 7.91    1,257,400     $6.97    1,380,200     $6.63
Granted                             65,000      13.21       50,000      9.45       13,000      5.85
Canceled                              (750)      9.09      (32,250)     8.08       (6,250)     9.11
Expired                            (21,750)      9.73      (32,800)     9.95       (9,600)     7.35
Exercised                         (170,700)      5.05     (251,405)     3.20     (119,950)     2.84
                                  --------               ---------              ---------
Outstanding, end of year           862,745     $ 8.83      990,945     $7.91    1,257,400     $6.97
                                  ========               =========              =========

     As of June 30, 2006, there were 862,745 stock options outstanding. These options had a weighted average remaining contractual term of 4.8 years and an aggregate intrinsic value of $4,310,000. At June 30, 2006, 742,995 stock options were exercisable having a weighted average remaining contractual term of 4.2 years and an aggregate intrinsic value of $4,024,000.

     The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2006:

                                Options Outstanding                        Options Exercisable
                 -------------------------------------------------   ------------------------------
 Actual Range                      Weighted
  of Exercise                      -Average
    Prices          Number         Remaining      Weighted-Average      Number     Weighted-Average
150% Increment   Outstanding   Contractual Life    Exercise Price    Exercisable    Exercise Price
--------------   -----------   ----------------   ----------------   -----------   ----------------

$ 2.35 -  4.13     231,650            2.6              $ 3.17          227,150          $ 3.18
  4.31 -  8.79     144,445            5.6              $ 5.93          112,945          $ 5.50
  8.89 - 10.10     141,650            6.1              $ 9.16          122,900          $ 9.01
 11.40 - 11.40     202,000            4.4              $11.40          202,000          $11.40
 13.20 - 19.50     135,000            6.7              $15.36           70,000          $17.36
 44.00 - 44.00       8,000            3.9              $44.00            8,000          $44.00
                   -------                                             -------
$ 2.35 - 44.00     862,745            4.8              $ 8.83          742,995          $ 8.51
                   =======                                             =======

     At June 30, 2006, an aggregate of 167,600 shares were available for option grants or awards under the Plans.

          OTHER STOCK-BASED COMPENSATION

     In fiscal years 2006, 2005 and 2004, the Company awarded an aggregate of
16,450, 15,000 and 28,350 shares of common stock, respectively, to officers and certain other employees. These awards resulted in compensation expense of
$336,000, $197,000 and $317,000, respectively (including $126,000, $77,000 and
$127,000 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares on their respective grant dates.

NOTE 7. COMMITMENTS AND CONTINGENCIES

          OPERATING LEASES

     The Company has a related party operating lease with an entity owned by the
Company's President, Chief Executive Officer and principal stockholder, for a rented facility, pursuant to which the Company pays $410,000 per annum, subject to annual increases based upon increases in the Consumer Price Index. The lease expires in September 2007, subject to four five-year renewal options. Rent expense under this related party operating lease was approximately $438,000,
$424,000 and $413,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

     Rent expense to unrelated parties, primarily for office space, was approximately $266,000, $180,000 and $157,000 for the fiscal years ended June
30, 2006, 2005 and 2004, respectively. Minimum rent payments under existing lease commitments with unrelated parties extending through the year ending June
30, 2007 are approximately $6,000 per month.

          CONTINGENCIES

     The Company is party to certain legal proceedings that arose in the normal course of its business. The Company does not believe that the resolution of such matters will have a significant effect on the Company's financial position or results of operations.

          EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with its President and Chief
Executive Officer which currently provides for annual base compensation of
$425,000 as well as additional annual compensation equal to 2.5% of net income before such additional compensation and income taxes. The Company, at its option, may pay the additional annual compensation in stock, cash or a combination thereof, subject to certain limitations.

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

     In December 2001, the Company renewed a four year employment agreement with an executive officer. The agreement provides for annual base compensation of
$125,000, with annual increases of 8% over the rate in effect during the immediately preceding year, plus additional compensation based upon specific performance measures. The agreement includes termination provisions providing for conditional payments depending on the nature of the termination. The agreement expired in December 2005. The Company and the executive have entered into a letter agreement pursuant to which they have mutually agreed to continue the executive's employment on the terms set forth in the agreement until a new long-term agreement is negotiated.

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

     In November 2003, the Company entered into severance agreements with three executive officers. If the officer is terminated by the Company during the term of the agreement other than for cause (as defined in the agreement), (i) the officer will be entitled to receive his or her base salary for a period of months equal to the number of years the employee has been an executive officer plus three months up to a maximum of 15 months, (ii) the Company shall continue to provide family medical coverage for the severance period, and (iii) all exercisable options may be exercised for the lesser of the severance period or the expiration of the options.

     In January 2004, the Company entered into a three year agreement with another executive officer. The agreement provides for annual base compensation of $165,500 and participation in the Company's Officers' Bonus Plan. In April
2004, the annual compensation was increased to $200,000 in connection with a promotion. If the officer is terminated by the Company during the term of the agreement other than for cause (as defined in the agreement), the officer will be entitled to receive his base salary for one year.

     In June 2005, the Company entered into an employment arrangement with an executive officer. The arrangement provides for annual base compensation of
$175,000 plus additional compensation based upon specific performance measures.

NOTE 8. OTHER DATA

          ACCRUED EXPENSES

     Accrued expenses consist of the following:

                            June 30,     June 30,
                              2006         2005
                           ----------   ----------

Accrued commissions        $  935,000   $  784,000
Accrued salaries              407,000      392,000
Accrued bonus               1,260,000      928,000
Accrued vacation            1,096,000      977,000
Accrued medical expenses    1,308,000    1,219,000
Other                       1,186,000    1,289,000
                           ----------   ----------
                           $6,192,000   $5,589,000
                           ==========   ==========

          VALUATION AND QUALIFYING ACCOUNTS

     Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

                                                                  Balance -    Additions   Deductions   Balance -
                                                                  Beginning     Charged      / Other      End of
                       Classification                             of Period   to Expense    Additions     Period
------------------------------------------------------------      ---------   ----------   ----------   ---------

For the year ended June 30, 2006:
   Allowance for doubtful accounts receivable and sales returns    $300,000      137,000       36,000    $401,000
For the year ended June 30, 2005:
   Allowance for doubtful accounts receivable and sales returns    $470,000      968,000    1,138,000    $300,000
For the year ended June 30, 2004:
   Allowance for doubtful accounts receivable and sales returns    $438,000    1,192,000    1,160,000    $470,000

          EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

     Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code.
This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. For the fiscal years ended June 30, 2006, 2005 and 2004, the Company provided a matching contribution of $707,000, $602,000, and $575,000, respectively, which was equal to 50% of each participant's contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions over five years.

          PROFIT BONUS PLAN

     Effective commencing in fiscal year 1995, the Company adopted a Profit
Bonus Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. As of June 30, 2006, 2005 and 2004,
$839,000, $610,000 and $224,000, respectively, was accrued pursuant to this plan.

     Effective January 1, 2000, the Company adopted a Managers' Profit Bonus
Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may allocate a percentage of the Company's pre-tax profits (not to exceed 2.5% of such profits)
for equal distribution among participants in the plan. Participants in the
Managers' Profit Bonus Plan are no longer eligible to participate in the Profit
Bonus Plan described above. For fiscal years 2006, 2005 and 2004, the Company recognized compensation expense of $210,000, $152,000 and $56,000, respectively, in respect of this plan.

     The Company has a bonus plan for executive officers. This plan provides for a majority of the eligible employees to receive a cash bonus equal to at least
0.5% of the Company's pre tax income. In addition, two of the employees have different plans that provide for bonus calculations based upon other factors, including product line profitability and achievement of bookings quotas. For fiscal years 2006, 2005 and 2004, the Company recognized compensation expense of
$604,000, $381,000 and $294,000, respectively, in respect of this plan.

NOTE 9. FOREIGN OPERATIONS

     The Company markets and distributes a portion of its products sold abroad through its wholly-owned subsidiary, American Technical Ceramics Europe AB, located in Sweden. During fiscal year 2002, the Company established a wholly-owned subsidiary in the United States which established a representative office in the People's Republic of China to service the Asian market. The following table summarizes certain financial information covering the Company's operations by geographic area for fiscal years 2006, 2005 and 2004. Net sales information is based upon country of origin.

                          2006          2005          2004
                      -----------   -----------   -----------
Net sales
      United States   $71,273,000   $60,739,000   $51,831,000
      Sweden           12,858,000    12,226,000     9,352,000
                      -----------   -----------   -----------
   Total              $84,131,000   $72,965,000   $61,183,000
                      ===========   ===========   ===========
Long-lived assets
      United States   $31,644,000   $29,593,000   $26,209,000
      Sweden               68,000        70,000        90,000
      China                26,000        36,000        39,000
                      -----------   -----------   -----------
   Total              $31,738,000   $29,699,000   $26,338,000
                      =======-===   ===========   ===========

     U.S. sales include $28,529,000, $21,920,000 and $19,597,000 for export in fiscal years 2006, 2005 and 2004, respectively. Export sales were primarily to customers in Western Europe, Canada and the Far East.

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

          LONG-TERM DEBT

     At June 30, 2006, the Company's debt obligation had a fair value of
$6,578,000 and a book value of $6,727,000, and the Company's capital lease obligation with respect to its Jacksonville, Florida facility had a fair value of $2,808,000 and a book value of $2,459,000. Fair value is based on the present value of future cash flows and the Company's estimated incremental borrowing rate of 8.25%.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.
These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Changes in assumptions could significantly affect the estimates.

