Form 10-Q
period 2006-09-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2006-11-13
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                 Yes [X] No [_]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the Company is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

As of November 6, 2006, the Company had outstanding 8,726,023 shares of Common
Stock, par value $0.01 per share.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                             SEPTEMBER 30,   JUNE 30,
                                                                                 2006          2006
                                                                             -------------   --------
                                                                              (unaudited)

ASSETS
Current assets
   Cash (including cash equivalents of $2 and
      $2, respectively)                                                         $ 6,591       $ 6,230
   Investments                                                                    2,121         2,094
   Accounts receivable (net of allowance for doubtful accounts of $332
      and $401, respectively)                                                    12,401        12,719
   Inventories                                                                   36,342        33,255
   Deferred income taxes, net                                                     3,457         3,472
   Prepaid and other current assets                                                 979         1,035
                                                                                -------       -------
                            TOTAL CURRENT ASSETS                                 61,891        58,805
                                                                                -------       -------
Property, plant and equipment (net of accumulated depreciation
   and amortization of $54,402 and $52,827, respectively)                        31,573        31,375
Other assets                                                                        343           363
                                                                                -------       -------
                            TOTAL ASSETS                                        $93,807       $90,543
                                                                                =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (including related party debt of
      $498 and $485, respectively)                                              $ 1,985       $ 1,957
   Accounts payable                                                               3,363         3,005
   Accrued expenses                                                               5,949         6,192
   Income taxes payable                                                           1,607         1,002
                                                                                -------       -------
                            TOTAL CURRENT LIABILITIES                            12,904        12,156
                                                                                -------       -------
Long-term debt, net of current portion (including related party debt of
   $1,845 and $1,974, respectively)                                               6,450         7,229
Deferred income taxes                                                             3,092         3,091
                                                                                -------       -------
                            TOTAL LIABILITIES                                    22,446        22,476
                                                                                -------       -------
Commitments and contingencies
Stockholders' equity
   Common Stock -- $0.01 par value; authorized 20,000 shares; issued 9,124
      and 9,105 shares, outstanding 8,710 and 8,690 shares, respectively             91            91
   Capital in excess of par value                                                15,187        15,000
   Retained earnings                                                             57,242        54,102
   Accumulated other comprehensive income:
      Unrealized loss on investments available-for-sale, net                         --            (1)
                                                                                -------       -------
      Cumulative foreign currency translation adjustment                            237           271
                                                                                -------       -------
                                                                                    237           270
                                                                                -------       -------
   Less: Treasury stock, at cost (414 and 414 shares, respectively)               1,396         1,396
                                                                                -------       -------
                            TOTAL STOCKHOLDERS' EQUITY                           71,361        68,067
                                                                                -------       -------
                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $93,807       $90,543
                                                                                =======       =======

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                  For the Three Months Ended
                                                         September 30,
                                                  --------------------------
                                                         2006      2005
                                                       -------   -------
Net sales                                              $23,057   $17,502
Cost of sales                                           13,162    13,627
                                                       -------   -------
   Gross profit                                          9,895     3,875
                                                       -------   -------
Selling, general and administrative expenses             4,528     4,170
Research and development expenses                          524       602
Other                                                      (18)      (10)
                                                       -------   -------
   Operating expenses                                    5,034     4,762
                                                       -------   -------
   Income/(loss) from operations                         4,861      (887)
                                                       -------   -------
Other (income) expense:
   Interest expense                                        187       140
   Interest income                                         (25)      (13)
                                                       -------   -------
                                                           162       127
                                                       -------   -------
Income/(loss) before provision for income taxes          4,699    (1,014)
Provision/(benefit from) for income taxes                1,559      (323)
                                                       -------   -------
Net income/(loss)                                      $ 3,140   $  (691)
                                                       =======   =======
Basic net income/(loss) per common share               $  0.36   $ (0.08)
                                                       =======   =======
Diluted net income/(loss) per common share             $  0.35   $ (0.08)
                                                       =======   =======
Basic weighted average common
   shares outstanding                                    8,697     8,516
                                                       =======   =======
Diluted weighted average common
   shares outstanding                                    8,975     8,516
                                                       =======   =======

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          For the Three Months Ended September 30,
                                                                          ----------------------------------------
                                                                                       2006       2005
                                                                                     --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                                 $ 3,140    $  (691)
   Adjustments to reconcile net  income/(loss) to net cash
      provided by operating activities:
      Depreciation and amortization                                                    1,721      1,544
      (Loss)/gain on disposal of fixed assets                                             40        (14)
      Deferred income taxes                                                               16       (136)
      Stock-based compensation expense                                                    64        114
      Excess tax benefits from stock based compensation arrangements                     (38)       (72)
      Provision for doubtful accounts and sales returns                                  (69)        90
      Investment interest accretion, net                                                 (24)        (8)
      Changes in operating assets and liabilities:
      Accounts receivable                                                                345      1,630
      Inventories                                                                     (3,115)       361
      Other assets                                                                        48       (314)
      Accounts payable and accrued expenses                                              116       (911)
      Income taxes payable                                                               645         72
                                                                                     --------   --------
   Net cash provided by operating activities                                           2,889      1,665
                                                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                            (1,942)    (3,196)
      Proceeds from sale of fixed assets                                                   2         18
                                                                                     --------   --------
   Net cash used in investing activities                                              (1,940)    (3,178)
                                                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                                                 (725)      (268)
      Proceeds from the exercise of stock options                                         85        116
      Excess tax benefits from stock based compensation arrangements                      38         72
      Proceeds from the issuance of long term debt                                        --      1,548
                                                                                     --------   --------
   Net cash (used in)/provided by financing activities                                  (602)     1,468
                                                                                     --------   --------
      Effect of exchange rate changes on cash                                             14        (25)
                                                                                     --------   --------
      Net increase/(decrease) in cash and cash equivalents                               361        (70)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           6,230      4,927
                                                                                     --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 6,591    $ 4,857
                                                                                     ========   ========
Supplemental cash flow information:
      Interest paid                                                                  $   110    $   148
      Taxes paid                                                                     $   838    $    33

     See accompanying notes to unaudited consolidated financial statements.

                                        4

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except per share and percentage data)

(1) BASIS OF PRESENTATION:

          The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of September 30, 2006, and the results of its operations for the three month periods ended September 30, 2006 and 2005. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Results for the three month period ended September 30,
2006 are not necessarily indicative of results which could be expected for the entire year.

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

          The Company records its stock-based compensation at fair value in accordance with Financial Accounting Standards No. 123 (revised 2004).

          There were no stock options granted during the three months ended
September 30, 2006. The weighted average grant-date fair value per share of stock options granted during the three months ended September 30, 2005 was $8.33 as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 3.98%, expected life of five years, expected volatility of
73.7%, and no dividends). The total intrinsic value of options exercised during the periods ended September 30, 2006 and 2005 was $161 and $213, respectively.

                                        5

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except per share and percentage data)

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

          Stock option activity for the three months ended September 30, 2006 is as follows:

                                                  Weighted          Weighted
                                                  Average            Average
                             Shares Subject       Exercise          Remaining         Aggregate
                               to Options     Price Per Share   Contractual Term   Intrinsic Value
                             --------------   ---------------   ----------------   ---------------

Outstanding, beginning
   of period                       863             $8.83
Granted                             --                --
Canceled                            --                --
Expired                             --                --
Exercised                          (20)             4.38
Outstanding, end of period         843             $8.93              4.6               $3,501
                                   ---                                ---
Exercisable, end of period         747             $8.63              4.0               $3,352
                                   ===                                ===

          A summary of the status of the Company's nonvested shares at September
30, 2006 and changes during the three months then ended is presented below:

                                                         Weighted
                                                         Average
                                 Shares Subject        Grant-date
                                   to Options     Fair Value Per Share
                                 --------------   ---------------------
Nonvested, beginning of period        120                 $6.88
Granted                                --                    --
Vested                                (24)                 5.60
Forfeited                              --                    --
                                      ---
Nonvested, end of period               96                 $7.20
                                      ===

          As of September 30, 2006, there was $635 of total unrecognized compensation costs related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.
The total fair value of shares vested during the period ended September 30, 2006 was $134. Compensation cost recognized for amounts previously capitalized in inventory and fixed assets for the three months ended September 30, 2006 was
$11.

          Cash received from the exercise of options for the three months ended
September 30, 2006 and 2005 was $85 and $116, respectively. The related tax benefit recognized was $38 and $72 for the three months ended September 30, 2006 and 2005, respectively. The total compensation cost related to options was $64 and $93 for the three months ended September 30, 2006 and 2005, respectively.

                                        6

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except per share and percentage data)

          At September 30, 2006, an aggregate of 168 shares were available for option grants or stock awards under the Plans.

     Other Stock-Based Compensation

          During the three months ended September 30, 2006 and 2005, the Company awarded an aggregate of nil and 7 shares of stock awards, respectively. These awards resulted in compensation cost of nil and $30, respectively (including nil and $9 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares on their respective grant dates.

(3)  SUPPLEMENTAL CASH FLOW INFORMATION:

          During the three months ended September 30, 2006, the Company recognized a $38 reduction of income taxes payable related to disqualifying dispositions upon the exercise of incentive stock options.

          During the three months ended September 30, 2005, the Company (i)
granted deferred compensation stock awards with an aggregate value of $85 with respect to which expense was recognized ratably throughout fiscal year 2006,
(ii) granted stock options with respect to which compensation expense of $333 will be recognized evenly over the service period, and (iii) recognized a $72 reduction of income taxes payable related to disqualifying dispositions upon the exercise of incentive stock options.

(4)  INVENTORIES:

          Inventories included in the accompanying consolidated financial statements consist of the following:

                  September   June 30,
                   30, 2006     2006
                  ---------   --------
Raw materials      $17,407     $17,095
Work-in-process      9,222       8,605
Finished goods       9,713       7,555
                   -------     -------
                   $36,342     $33,255
                   =======     =======

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except per share and percentage data)

(5)  EARNINGS PER SHARE:

          The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation:

                                                       For the Three Months Ended September 30,
                                 ---------------------------------------------------------------------------------
                                                   2006                                          2005
                                 ---------------------------------------   ---------------------------------------
                                  Net Income      Shares       Per-Share    Net Income       Shares      Per-Share
                                 (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)     Amount

Basic EPS                           $3,140         8,697        $ 0.36        $(691)         8,516        $(0.08)
                                                                ======                                    ======
Effect of dilutive securities:
   Stock options                        --           278         (0.01)          --           --
                                    ------         -----        ------        -----          -----        ------
Diluted EPS                         $3,140         8,975        $ 0.35        $(691)         8,516        $(0.08)
                                    ======         =====        ======        =====          =====        ======

          Options covering 143 shares have been omitted from the calculation of dilutive EPS for the three months ended September 30, 2006 because their inclusion would have been antidilutive.

(6)  COMPREHENSIVE INCOME:

     The Company's comprehensive income is as follows:

                                                  For the Three Months
                                                   Ended September 30,
                                                  --------------------
                                                     2006        2005
                                                    ------      -----
Net income/(loss)                                   $3,140      $(691)
                                                    ------      -----
Other comprehensive income:
   Foreign currency translation
      adjustments                                      (34)         6
   Unrealized gains on investments, net of tax           1         --
                                                    ------      -----
Other comprehensive income                             (33)         6
                                                    ------      -----
Comprehensive income/(loss)                         $3,107      $(685)
                                                    ======      =====

(7)  INDEBTEDNESS:

     Long-term debt consists of the following:

                                                September 30, June 30,
                                                     2006        2006
                                                ------------  --------
Notes payable to banks                              $6,092     $6,727
Obligations under capital leases                     2,343      2,459
                                                    ------     ------
                                                     8,435      9,186
Less: current portion                                1,985      1,957
                                                    ------     ------
Long-term debt                                      $6,450     $7,229
                                                    ======     ======

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except per share and percentage data)

          In April 2004, the Company entered into a $4,000 credit facility with
General Electric Capital Corporation ("GECC") for the purchase of equipment. In
May 2005, the credit facility was increased to $6,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield at the time of election or a floating rate of
3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 24, 2007. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of
September 30, 2006, the Company had $4,782 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% and 7.93%.

          In December 2004, the Company entered into a credit facility with
Commerce Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Borrowings under the line expire on November 30, 2006. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of September 30, 2006, the Company had no outstanding borrowings under this credit facility.

          In September 2005, the Company's wholly-owned subsidiary in Sweden obtained a series of five term loans aggregating 12,000 Swedish Krona ("SEK")
(approximately $1,500) from Svenska Handelsbanken, AB ("Handelsbanken"). The loans are unsecured and bear interest at fixed rates ranging from 3.56% to
4.59%. The five loans are each for a principal amount of 2,400 SEK and are fully amortizing. The loans mature in one to five years with the first having matured on September 30, 2006 and one maturing on each succeeding September 30th through
2010. In connection with, and as an inducement to Handelsbanken to make the loans, the Company entered into a Guaranty and Agreement with Handelsbanken whereby the Company has agreed to guarantee the payment of all its Swedish subsidiary's obligations under the loans. At September 30, 2006, the Company had
$1,310 of borrowings outstanding under these loans.

          The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the
"Jacksonville Facility") from a partnership controlled by the Company's
President, Chief Executive Officer and principal stockholder under a capital lease. At September 30, 2006, the Jacksonville Facility had an aggregate cost of
$5,104 and a net book value of $1,492. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30,
2010. The lease currently provides for base rent of approximately $780 per annum. The lease further provides for annual increases in base rent for years beginning after May 1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville
Facility. Under the lease, upon any new construction being placed into use, the base rent is subject to increase to the fair market rental of the Jacksonville
Facility, including the new construction.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              (In thousands, except per share and percentage data)

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

Overview

          The trend of year-to-year comparative sales and bookings increases continued during the quarter ended September 30, 2006. Sales and bookings for the three months ended September 30, 2006 increased approximately 32% and 9%, respectively, over the comparable period of fiscal year 2006. Sales improvements were experienced across all major product lines, primarily as a result of growth in the wireless communication and medical markets.

          Net income for the three months ended September 30, 2006 increased significantly over the comparable period in the prior fiscal year due to increased sales volume and higher than normal precious metal recovery. During the first quarter of the prior year, the Company incurred a loss primarily due to expenses incurred and difficulties encountered in converting its component manufacturing and sales functions to its Enterprise Resource Planning ("ERP")
system. The Company encountered difficulty processing and shipping orders during this conversion. In order to maintain excellent customer service, the Company decided to revert back to its legacy computer system for these functions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              (In thousands, except per share and percentage data)

RESULTS OF OPERATIONS

KEY COMPARATIVE PERFORMANCE INDICATORS

                                             Three Months Ended
                                  ---------------------------------------
                                  September 30, 2006   September 30, 2005
                                  ------------------   ------------------
Net Sales                              $23,057              $17,502
Bookings                               $19,285              $17,626

Gross Margin                           $ 9,895              $ 3,875
Gross Margin (% of sales)                 42.9%                22.1%

Operating Expenses                     $ 5,034              $ 4,762
Operating Expenses (% of sales)           21.8%                27.2%

SIGNIFICANT HIGHLIGHTS

          Sales for the three months ended September 30, 2006 increased 31.7%
over the comparable period in the prior fiscal year.

          Bookings for the three months ended September 30, 2006 increased 9.4%
over the comparable period in the prior fiscal year.

          Gross margin as a percentage of sales increased to 42.9% during the three months ended September 30, 2006, compared to 22.1% during the comparable period in the prior fiscal year.

          Operating expenses as a percentage of sales decreased to 21.8% during the three months ended September 30, 2006, compared to 27.2% during the comparable period in the prior fiscal year.

Three Months Ended September 30, 2006 Compared with Three Months Ended September
30, 2005

          Net sales for the three months ended September 30, 2006 were $23,057, an increase of 31.7% from the $17,502 recorded for the three months ended
September 30, 2005. The increase in sales is due to improved bookings from the wireless communications and medical markets, as well as market penetration and growth in sales of the Company's newer product lines. Revenues were impacted during the first quarter of fiscal year 2006 as a result of the attempted conversion by the Company of its component manufacturing and sales functions to its ERP system discussed above. During this time, the Company was not able to ship product at normal levels.

          Bookings have improved from the levels experienced in the comparable period of last fiscal year but below those levels attained in recent quarters.
Total bookings for the three months ended September 30, 2006 were $19,285 compared to $17,626 in the comparable period of the prior fiscal year, representing an increase of approximately 9%. Growth has come primarily from the wireless communications and medical markets. Bookings grew at a slower rate than sales due to the typical seasonality the Company experiences during the summer vacation months.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              (In thousands, except per share and percentage data)

          Gross margins were 43% of net sales for the three months ended
September 30, 2006, compared to 22% in the comparable period of the prior fiscal year. Gross margins were favorably impacted by the increased sales volume and increased levels of precious metal recovery during the three months ended
September 30, 2006. The increase in precious metal recovery was primarily due to an increased quantity of material processed during the quarter as a result of higher production levels, scrap from product and process development and qualification work. In addition, gross margin in the comparable period of the prior fiscal year was negatively impacted by the attempted conversion of certain functions to a different computer system and increases in fixed costs that the
Company undertook during the year.

          Selling, general and administrative expenses totaled $4,528, or 20% of net sales, for the three months ended September 30, 2006, compared to $4,170, or
24% of net sales, in the comparable period of the prior fiscal year. The increase in selling, general and administrative expenses in absolute terms compared to the prior fiscal year is attributable to increased commission expense due to higher sales levels and increased bonus expense due to profitable operations, partially offset by decreased training costs related to the implementation of the ERP system and decreased bad debt expense. The Company incurred approximately $150 of selling, general and administrative expenses related to the ERP system implementation in the three months ended September 30,
2005.

          Research and development expenses were $524 for the three months ended
September 30, 2006, a decrease of 13% from the comparable period in the prior fiscal year. The decrease was due to decreased supply expense due to the timing of various projects' stage of completion. The Company continues to focus on the development of new products and processes related to its core product lines.

          Interest expense was $187 for the three months ended September 30,
2006, an increase of 34% from the comparable period in the prior fiscal year.
The increase was primarily due to an increase in the Company's average outstanding bank debt during the last twelve months.

          The Company recognized income tax expense for the three months ended
September 30, 2006 as compared to an income tax benefit for the comparable period in the prior fiscal year due to the income incurred in the current fiscal year compared to losses in the prior fiscal year.

          As a result of the foregoing, net income for the three months ended
September 30, 2006 was $3,140, or diluted net income per common share of $0.35, compared with a net loss of $691, or diluted net loss per common share of $0.08, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              (In thousands, except per share and percentage data)

LIQUIDITY AND CAPITAL RESOURCES

                                   September 30,   June 30,
                                       2006          2006
                                   -------------   --------
Cash and Investments                  $ 8,712       $ 8,324
Working Capital                       $48,987       $46,649

Quarter Ended:
   Operating Cash Flow                $ 2,889       $(1,809)
   Capital Expenditures               $ 1,942       $ 1,200
   Depreciation and Amortization      $ 1,721       $ 1,680

Current Ratio                           4.8:1         4.8:1
Quick Ratio                             1.6:1         1.7:1

          The Company's financial position at September 30, 2006 remains strong as evidenced by working capital of $48,987. The Company's current and quick ratios at September 30, 2006 also remain strong.

          Cash, cash equivalents and investments increased by $388 from June 30,
2006 as a result of positive operating cash flows, partially offset by capital expenditures and repayments of long-term debt. Accounts receivable decreased
$318 from June 30, 2006 due to a decrease in sales volume in the three months ended September 30, 2006 compared to the three months ended June 30, 2006.
Inventories increased by $3,087 from June 30, 2006 primarily to support forecasted increases in demand. Other current assets decreased $56 from June 30,
2006.

          Accounts Payable increased $358 as a result of raw material and equipment purchases late in the quarter ended September 30, 2006. Accrued expenses decreased by $243 from June 30, 2006 due to the payments of various accrued expenses at June 30, 2006 during the quarter ended September 30, 2006.
Income Tax Payable increased $605 due to year-to-date taxable income, partly offset by estimated tax payments.

          In April 2004, the Company entered into a $4,000 credit facility with
General Electric Capital Corporation ("GECC") for the purchase of equipment. In
May 2005, the credit facility was increased to $6,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield at the time of election or a floating rate of
3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit will expire on March 24, 2007. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of
September 30, 2006, the Company had $4,782 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% and 7.93%. At September 30,
2006, the Company had $6,000 available to borrow under this credit facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              (In thousands, except per share and percentage data)

          In December 2004, the Company entered into a credit facility with
Commerce Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable and inventory. Borrowings under the line expire on November 30, 2006. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of September 30, 2006, the Company had no outstanding borrowings under this credit facility.

          In September 2005, the Company's wholly-owned subsidiary in Sweden obtained a series of five term loans aggregating 12,000 Swedish Krona ("SEK")
(approximately $1,500) from Svenska Handelsbanken, AB ("Handelsbanken"). The loans are unsecured and bear interest at fixed rates ranging from 3.56% to
4.59%. The five loans are each for a principal amount of 2,400 SEK and are fully amortizing. The loans mature in one to five years with the first having matured on September 30, 2006 and one other maturing on each succeeding September 30th through 2010. In connection with, and as an inducement to Handelsbanken to make the loans, the Company entered into a Guaranty and Agreement with Handelsbanken whereby the Company has agreed to guarantee the payment of all its Swedish subsidiary's obligations under the loans. At September 30, 2006, the Company had
$1,310 of borrowings outstanding under these loans.

          The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the
"Jacksonville Facility") from a partnership controlled by the Company's
President, Chief Executive Officer and principal stockholder under a capital lease. At September 30, 2006, the Jacksonville Facility had an aggregate cost of
$5,104 and a net book value of $1,492. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30,
2010. The lease currently provides for base rent of approximately $780 per annum. The lease further provides for annual increases in base rent for years beginning after May 1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville
Facility. Under the lease, upon any new construction being placed into use, the base rent is subject to increase to the fair market rental of the Jacksonville
Facility, including the new construction.

          Capital expenditures for the three months ended September 30, 2006 totaled $1,942, including expenditures for machinery and equipment and leasehold improvements. The Company intends to use cash on hand, cash generated through operations and the line of credit with GECC to finance budgeted capital expenditures of approximately $5,000 for the remainder of fiscal year 2007, primarily for equipment acquisitions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              (In thousands, except per share and percentage data)

          Aggregate contractual obligations, including interest, as of September
30, 2006, mature as follows:

                                             Payments Due by Period
                                -----------------------------------------------
                                          Less than
                                              1        1- 3     3- 5    After 5
Contractual Obligations          Total       Year      Years    years    years
-----------------------------   -------   ---------   ------   ------   -------
Bank Debt                       $ 6,974     $1,865    $3,669   $1,440     $--
Capital Lease Obligations         3,120        780     1,560      780      --
Operating Leases                    557        505        52       --      --
Purchase Obligations              5,475      5,475        --       --      --
                                -------     ------    ------   ------     ---
Total Contractual Obligations   $16,126     $8,625    $5,281   $2,220     $--
                                =======     ======    ======   ======     ===

          The Company routinely enters into binding and non-binding purchase obligations in the ordinary course of business, primarily covering anticipated purchases of inventory and equipment. The terms of these commitments generally do not extend beyond one year.

CRITICAL ACCOUNTING POLICIES

          The Securities and Exchange Commission issued disclosure guidance for
"critical accounting policies." The SEC defines "critical accounting policies"
as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Company's significant accounting policies are described in Note 1 to its consolidated financial statements contained in its Annual Report on Form
10-K for the fiscal year ended June 30, 2006. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

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
              (In thousands, except per share and percentage data)

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
Presently, the Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on its history of and projections for taxable income in the future. In the event that actual results differ from its estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance against a portion or all of its deferred tax assets which could materially impact its financial position or results of operations in future periods.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              (In thousands, except per share and percentage data)

Accounting Standards Issued Not Yet Adopted

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's market risk exposure at September 30, 2006 is consistent with the types of market risk and amount of exposures, including foreign currency exchange rate, commodity price, security price and interest rate risks, presented in its Annual Report on Form 10-K for the fiscal year ended June 30,
2006.

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

          During the last quarter of the prior fiscal year, management discovered a significant deficiency in the Company's internal control over financial reporting in that the Company has not adequately documented and implemented certain controls over certain change management and customer management procedures. In addition, certain financial computer program application controls and access controls relating to information security were not adequately implemented. Specifically, back-up and recovery processes were not adequately documented, and testing of recovery procedures was not implemented. The Company has drafted, and is in the process of implementing, remedial procedures to address these matters.

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5. Not Applicable

ITEM 6. Exhibits

EXHIBIT NO.  DESCRIPTION
-----------  -----------
10.11(i) -   Letter Agreement, dated September 25, 2006, between the Company and
             Richard Monsorno.

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

                        AMERICAN TECHNICAL CERAMICS CORP.
                                    (Company)

DATE: November 10, 2006   BY: /S/ VICTOR INSETTA
                              -------------------------------
                              Victor Insetta
                              President and Director
                              (Principal Executive Officer)

DATE: November 10, 2006   BY: /S/ ANDREW R. PERZ
                              ------------------------------
                              Andrew R. Perz
                              Vice President, Finance
                              (Principal Accounting Officer)

