Form 10-Q
period 2006-12-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2007-02-09
CIK 766430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

            (X)   Quarterly Report Pursuant to Section 13 or 15(d)
                                   of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

                                       or

            ( )   Transition Report Pursuant to Section 13 or 15(d)
                               of the Securities Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 1-9125
                          -----------------------------

                        AMERICAN TECHNICAL CERAMICS CORP.
                        ---------------------------------
               (Exact Name of Company as Specified in Its Charter)

              DELAWARE                                   11-2113382
-------------------------------------       ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

 1 NORDEN LANE, HUNTINGTON STATION, NY                        11746
----------------------------------------                    ----------
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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the Company is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

As of February 5, 2007, the Company had outstanding 8,982,323 shares of Common
Stock, par value $0.01 per share.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                 DECEMBER 31,         JUNE 30,
                                                                                     2006               2006
                                                                                --------------     -------------

ASSETS                                                                           (unaudited)
Current assets
   Cash (including cash equivalents of $1 and
      $2, respectively)                                                         $        3,765     $       6,230
   Investments                                                                           5,146             2,094
   Accounts receivable (net of allowance for doubtful accounts and sales
      returns of $284 and $401, respectively)                                            9,567            12,719
   Inventories                                                                          38,329            33,255
   Deferred income taxes, net                                                            3,473             3,472
   Prepaid and other current assets                                                      2,345             1,035
                                                                                --------------     -------------
                               TOTAL CURRENT ASSETS                                     62,625            58,805
                                                                                --------------     -------------

Property, plant and equipment (net of accumulated depreciation
      and amortization of $54,888 and $52,827, respectively)                            30,985            31,375
Other assets                                                                               326               363
                                                                                --------------     -------------
                               TOTAL ASSETS                                     $       93,936     $      90,543
                                                                                ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (including related party debt of
      $511 and $485, respectively)                                              $        2,043     $       1,957
   Accounts payable                                                                      2,907             3,005
   Accrued expenses                                                                      5,979             6,192
   Income tax payable                                                                       --             1,002
                                                                                --------------     -------------
                               TOTAL CURRENT LIABILITIES                                10,929            12,156

Long-term debt, net of current portion (including related party debt of
      $1,712 and $1,974, respectively)                                                   6,083             7,229
Deferred income taxes                                                                    3,091             3,091
                                                                                --------------     -------------
                               TOTAL LIABILITIES                                        20,103            22,476
                                                                                --------------     -------------

Commitments and contingencies

Stockholders' equity
   Common Stock -- $0.01 par value; authorized 20,000 shares; issued 9,246
      and 9,105 shares, outstanding 8,832 and 8,690 shares, respectively                    93                91
   Capital in excess of par value                                                       16,351            15,000
   Retained earnings                                                                    58,434            54,102
   Accumulated other comprehensive income:
     Unrealized loss on investments available-for-sale, net                                --                 (1)
                                                                                --------------     -------------
      Cumulative foreign currency translation adjustment                                   351               271
                                                                                --------------     -------------
                                                                                           351               270
                                                                                --------------     -------------
    Less: Treasury stock, at cost (414 and 414 shares, respectively)                     1,396             1,396
                                                                                --------------     -------------
                               TOTAL STOCKHOLDERS' EQUITY                               73,833            68,067
                                                                                --------------     -------------

                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $       93,936     $      90,543
                                                                                ==============     =============

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          For the Three Months Ended    For the Six Months Ended
                                                                 December 31,                 December 31,
                                                              2006            2005          2006           2005
                                                            --------        --------      --------      --------

Net sales                                                   $ 20,634        $ 19,678      $ 43,691      $ 37,180
Cost of sales                                                 13,549          11,713        26,711        25,340
                                                            --------        --------      --------      --------
   Gross profit                                                7,085           7,965        16,980        11,840
                                                            --------        --------      --------      --------

Selling, general and administrative expenses                   4,633           4,497         9,161         8,667
Research and development expenses                                536             459         1,060         1,061
Other                                                             45              16            27             6
                                                            --------        --------      --------      --------
   Operating expenses                                          5,214           4,972        10,248         9,734
                                                            --------        --------      --------      --------

   Income from operations                                      1,871           2,993         6,732         2,106
                                                            --------        --------      --------      --------
Other (income) expense:
   Interest expense                                              168             148           355           288
   Interest income                                               (31)            (31)          (56)          (44)
                                                            --------        --------      --------      --------
                                                                 137             117           299           244
                                                            --------        --------      --------      --------

Income before provision
   for income taxes                                            1,734           2,876         6,433         1,862
Provision for income taxes                                       542             947         2,101           624
                                                            --------        --------      --------      --------
Net income                                                  $  1,192        $  1,929      $  4,332      $  1,238
                                                            ========        ========      ========      ========

Basic net income per common share                           $   0.14        $   0.23      $   0.50      $   0.15
                                                            ========        ========      ========      ========

Diluted net income per common share                         $   0.13        $   0.22      $   0.48      $   0.14
                                                            ========        ========      ========      ========
Basic weighted average common
   shares outstanding                                          8,762           8,538         8,730         8,527
                                                            ========        ========      ========      ========
Diluted weighted average common
  shares outstanding                                           9,038           8,816         9,006         8,833
                                                            ========        ========      ========      ========

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        For the Six Months
                                                                        Ended December 31,
                                                                          2006       2005
                                                                        --------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                           $ 4,332     $ 1,238
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                       3,187       2,994
      Loss/(gain) on disposal of fixed assets                               101          (9)
      Deferred income taxes                                                  (1)          9
      Stock based compensation expense                                      135         208
     Excess tax benefits from stock based compensation arrangements        (312)       (100)
      Provision for doubtful accounts and sales returns                    (117)        106
      Investment interest accretion, net                                    (50)        (18)
      Changes in operating assets and liabilities:
      Accounts receivable                                                 3,352         668
      Inventories                                                        (4,997)       (549)
      Other assets                                                       (1,291)         71
      Accounts payable and accrued expenses                                (339)       (802)
      Income taxes payable                                                 (690)        219
                                                                        -------     -------
   Net cash provided by operating activities                              3,310       4,035
                                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                               (2,893)     (5,180)
      Purchase of investments                                            (5,130)     (1,045)
      Proceeds from sale of investments                                   2,129       1,034
      Proceeds from sale of fixed assets                                     37          19
                                                                        -------     -------
   Net cash used in investing activities                                 (5,857)     (5,172)
                                                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                   (1,126)       (540)
     Proceeds from the exercise of stock options                            906         166
     Excess tax benefits from stock based compensation arrangements         312         100
     Proceeds from the issuance of long term debt                           --        3,956
                                                                        -------     -------
   Net cash provided by financing activities                                 92       3,682
                                                                        -------     -------

                                                                        -------     -------
      Effect of exchange rate changes on cash                               (10)         24
                                                                        -------     -------
      Net (decrease)/increase in cash and cash equivalents               (2,465)      2,569

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              6,230       4,927

                                                                        -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 3,765     $ 7,496
                                                                        =======     =======

Supplemental cash flow information:
      Interest paid                                                     $   273     $   297
      Taxes paid                                                        $ 3,939     $   229

See accompanying notes to unaudited consolidated financial statements.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1)   BASIS OF PRESENTATION:

      The accompanying unaudited interim consolidated financial statements of
American Technical Ceramics Corp. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of December 31, 2006, and the results of its operations for the three and six month periods ended December 31, 2006 and 2005. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Results for the three and six month periods ended
December 31, 2006 are not necessarily indicative of results which could be expected for the entire year.

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

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except per share and percentage data)

      There were 10,000 stock options granted during the six months ended
December 31, 2006 and 40,000 granted during the six months ended December 31,
2005. The weighted average grant-date fair value of stock options granted during the six months ended December 31, 2006 and 2005 was $8.66 and $8.33 per share, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 4.80% and 3.98%, respectively, expected life of six years and five years, respectively, expected volatility of 65.3% and 73.7%, respectively, and no dividends). The total intrinsic value of options exercised during the periods ended December 31, 2006 and 2005 was $1,012 and $298, respectively.

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

      Stock option activity for the six months ended December 31, 2006 is as follows:

                                                                    Weighted
                                                        Weighted     Average
                                             Shares     Average     Remaining
                                            Subject     Exercise   Contractual       Aggregate
                                           to Options    Price        Term        Intrinsic Value
                                           ----------   --------   -----------   ----------------

      Outstanding, beginning of period        863       $   8.83
      Granted                                  10          13.50
      Forfeited                               (13)         10.33
      Expired                                  (6)         25.28
      Exercised                              (142)          6.40
                                           ----------
      Outstanding, end of period              712       $   9.21      4.5            $  5,268
                                           ----------              -----------
      Exercisable, end of period              619       $   8.85      3.9            $  4,838
                                           ==========              ===========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except per share and percentage data)

      A summary of the status of the Company's nonvested shares at December 31,
2006, and changes during the six months then ended is presented below:

                                                            Weighted
                                                Shares      Average
                                              Subject to   Grant Date
                                               Options     Fair Value
                                              ----------  ------------
           Nonvested, beginning of period        120       $    6.88
           Granted                                10            8.66
           Vested                                (24)           5.60
           Forfeited                             (13)           6.66
                                              ----------
           Nonvested, end of period               93       $    6.50
                                              ==========

      As of December 31, 2006, there was $586 of total unrecognized compensation costs related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the three and six month periods ended
December 31, 2006 was nil and $134, respectively. Compensation cost capitalized in inventory and fixed assets for the three and six months ended December 31,
2006 was $2 and $2, respectively. Compensation cost recognized in income for amounts previously capitalized in inventory and fixed assets for the three and six months ended December 31, 2006 was $1 and $12, respectively.

      Cash received from the exercise of options for the three months ended
December 31, 2006 and 2005 was $821 and $50, respectively. The related tax benefit recognized for the three months ended December 31, 2006 and 2005 was
$274 and $27, respectively. The total compensation cost related to options was
$48 and $79 for the three months ended December 31, 2006 and 2005, respectively.

      Cash received from the exercise of options for the six months ended
December 31, 2006 and 2005 was $906 and $166, respectively. The related tax benefit recognized for the six months ended December 31, 2006 and 2005 was $312 and $100, respectively. The total compensation cost related to options for the six months ended December 31, 2006 and 2005 was $112 and $172, respectively.

      At December 31, 2006, an aggregate of 177 shares were available for option grants or awards under the Plans.

      Other Stock-Based Compensation

      During the six months ended December 31, 2006 and 2005, the Company granted stock awards for an aggregate of 7 and 7 shares, respectively. These awards resulted in compensation expense of $38 and $49, respectively (including
$14 and $13 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares on their respective grant dates.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except per share and percentage data)

(3)   SUPPLEMENTAL CASH FLOW INFORMATION:

      During the six months ended December 31, 2006, the Company (i) granted stock awards with an aggregate value of $93 with respect to which expense shall be recognized ratably throughout fiscal year 2007, (ii) granted stock options with respect to which compensation expense of $87 will be recognized evenly over the service period, and (iii) recognized a $312 reduction of income taxes payable related to disqualifying dispositions upon the exercise of incentive stock options.

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

                                December 31,     June 30,
                                    2006           2006
                               -------------    -----------
        Raw materials          $    18,415      $   17,095
        Work-in-process              7,877           8,605
        Finished goods              12,037           7,555
                               -------------    -----------
                               $    38,329      $   33,255
                               =============    ===========

(5)   EARNINGS PER SHARE:

      The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation:

                                                           For the Three Months Ended December 31,
                                   -----------------------------------------------------------------------------------------

                                                       2006                                         2005
                                                   -------------                                 -------------

                                    Net Income        Shares        Per Share     Net Income        Shares        Per Share
                                    (Numerator)    (Denominator)     Amount       (Numerator)   (Denominator)      Amount
                                     ----------    -------------   -----------    -----------    ------------     -----------

Basic EPS                            $ 1,192           8,762        $  0.14        $  1,929           8,538       $     0.23
                                                                   ===========                                    ==========
Effect of dilutive securities:

   Stock options                          --             271                           --               271
   Deferred compensation
      stock awards                        --               5                           --                 7

                                     ----------    -------------   -----------    -----------    ------------     -----------
Diluted EPS                          $ 1,192           9,038        $  0.13        $  1,929           8,816       $     0.22
                                     ==========    =============   ===========    ===========    ============     ==========

      Options covering 167 and 400 shares have been omitted from the calculation of dilutive EPS for the three months ended December 31, 2006 and 2005, respectively, because their inclusion would have been antidilutive.

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except per share and percentage data)

                                                               For the Six Months Ended December 31,
                                     ---------------------------------------------------------------------------------------

                                                        2006                                         2005
                                                   -------------                                 -------------

                                     Net Income       Shares        Per Share     Net Income        Shares        Per Share
                                     (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)       Amount
                                     ----------    -------------   -----------    -----------    ------------     ----------

 Basic EPS                           $ 4,332           8,730        $  0.50        $  1,238           8,527        $    0.15
                                                                   ===========                                    =========

 Effect of dilutive securities:
    Stock options                                        274                           --               299
    Deferred compensation
       stock awards                                        2                           --                 7

                                     ----------    -------------   -----------    -----------    ------------     ----------
 Diluted EPS                         $ 4,332           9,006        $  0.48        $  1,238           8,833         $   0.14
                                     ==========    =============   ===========    ===========    ============     ==========

      Options covering 168 and 395 shares have been omitted from the calculation of dilutive EPS for the six months ended December 31, 2006 and 2005, respectively, because their inclusion would have been antidilutive.

(6)   COMPREHENSIVE INCOME:

      The Company's comprehensive income is as follows:

                                                Three Months Ended      Six Months Ended
                                                -------------------   --------------------
                                                Dec. 31,   Dec. 31,    Dec. 31,   Dec. 31,
                                                  2006       2005        2006      2005
                                                --------   --------   ---------   --------

Net income                                      $ 1,192    $  1,929    $ 4,332    $  1,238
                                                -------    --------   ---------   --------
Other comprehensive income:

  Foreign currency translation
   adjustments                                      114          (4)        80           2

  Unrealized gains on investments, net of tax        --          --          1          --
                                                -------    --------   --------    --------
Other comprehensive income/(loss)                   114          (4)        81           2
                                                -------    --------   --------    --------
Comprehensive income                            $ 1,306    $  1,925    $ 4,413    $  1,240
                                                =======    ========   ========    ========

(7)   INDEBTEDNESS:

      Long-term debt consists of the following:

                                                   December 31,     June 30,
                                                       2006          2006
                                                   ------------    ---------
            Notes payable to banks                 $    5,903      $   6,72
            Obligations under capital leases            2,223         2,459
                                                   ------------    ---------
                                                        8,126         9,186
            Less: current portion                       2,043         1,957
                                                   ------------    ---------
            Long-term debt                         $    6,083      $  7,229
                                                   ============    =========

               AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except per share and percentage data)

      In April 2004, the Company entered into a $4,000 credit facility with
General Electric Capital Corporation ("GECC") for the purchase of equipment. In
May 2005, the credit facility was increased to $6,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield at the time of election or a floating rate of
3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit has been extended several times and currently will expire on March 24, 2007. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of December 31, 2006, the Company had $4,500
of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% and 7.93%.

      In December 2004, the Company entered into a credit facility with Commerce
Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable. This facility has been extended several times and currently will expire on November
30, 2007. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of December 31,
2006, the Company had no outstanding borrowings under this credit facility.

      In September 2005, the Company's wholly-owned subsidiary in Sweden obtained a series of five term loans aggregating 12,000 Swedish Krona ("SEK")
(approximately $1,500) from Svenska Handelsbanken, AB ("Handelsbanken"). The loans are unsecured and bear interest at fixed rates ranging from 3.56% to
4.59%. The five loans are each for a principal amount of 2,400 SEK and are fully amortizing. The loans mature in one to five years with the first having matured on September 30, 2006 and one maturing on each succeeding September 30th through
2010. In connection with, and as an inducement to Handelsbanken to make the loans, the Company entered into a Guaranty and Agreement with Handelsbanken whereby the Company has agreed to guarantee the payment of all its Swedish subsidiary's obligations under the loans. At December 31, 2006, the Company had
$1,403 outstanding under these loans.

      The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville
Facility") from a partnership controlled by the Company's President, Chief
Executive Officer and principal stockholder under a capital lease. At December
31, 2006, the Jacksonville Facility has an aggregate cost of $5,104 and a net book value of $1,396. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease currently provides for base rent of approximately $812 per annum. The lease further provides for annual increases in base rent for years beginning after May
1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rent is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction.

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

Overview

      During the three-month period ended December 31, 2006, revenues continued
to increase year over year, although at a slower rate than the rate of growth the Company has experienced in recent quarters. The Company believes this is due to the typical seasonality the Company experiences in the first half of its fiscal year which this year extended through December. Orders from certain customers were delayed but were received in January 2007 which was a very strong month in terms of bookings. The Company expects that sales for the remainder of the fiscal year will be strong.

      Net sales for the three and six month periods ended December 31, 2006 increased 5% and 18%, respectively, from the comparable periods of the prior fiscal year. The increase in net sales for the three and six month periods was primarily due to strong demand across most of the Company's major product lines, particularly to customers in the semiconductor equipment, military and fiber optic markets.

      Net income increased for the six months ended December 31, 2006 compared to the comparable period in the prior fiscal year, primarily due to the increased revenues and, in part, to increased material reclamation. The prior year's results were negatively impacted by the attempted conversion of part of the Company's sales and manufacturing functions to its Enterprise Resource
Planning System.

      The Company experienced a lower gross margin for the three months ended
December 31, 2006 than in the comparable period of the prior fiscal year. The gross margin was impacted by a less favorable product sales mix. Net income decreased for the three months ended December 31, 2006

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              (In thousands, except per share and percentage data)

compared to the comparable period in the prior fiscal year primarily due to the lower gross margin. The Company's operations are staffed and equipped to run at higher production levels which the Company believes will be needed through the second half of the fiscal year.

      The Company has transferred certain of its manufacturing operations to a contract manufacturer in Costa Rica in order to reduce costs, increase capacity and add cost flexibility during fluctuating production. As such, the Company reduced headcount at its operations in New York and, to a lesser extent, in
Florida and incurred severance expense related to the layoff. Going forward, the
Company expects to realize cost savings from this outsourcing arrangement.
However, during the current quarter, the Company experienced additional costs during the startup of the operation.

      Bookings for the three months ended December 31, 2006 were approximately
$22.6 million, an increase of 3% from the comparable period in the prior fiscal year and 17% over the levels achieved in the immediate preceding quarter of the current fiscal year. These increases are primarily due to the strong demand from customers in the semiconductor equipment, fiber optic, military and wireless electronics markets.

RESULTS OF OPERATIONS

KEY COMPARATIVE PERFORMANCE INDICATORS

                                       Three Months Ended               Six Months Ended
                                  -----------------------------   -----------------------------
                                  Dec. 31, 2006   Dec. 31, 2005   Dec. 31, 2006   Dec. 31, 2005
                                  -------------   -------------   -------------   -------------

Sales                              $   20,634      $   19,678      $   43,691      $   37,180
Bookings                           $   22,599      $   21,975      $   41,885      $   39,601

Gross Margin                       $    7,085      $    7,965      $   16,980      $   11,840
Gross Margin (% of sales)                34.3%           40.5%           38.9%           31.8%

Operating Expenses                 $    5,214      $    4,972      $   10,248      $    9,734
Operating Expenses (% of sales)          25.3%           25.3%           23.5%           26.2%

SIGNIFICANT HIGHLIGHTS

      Sales for the three and six months ended December 31, 2006 increased 5%
and 18%, respectively, over the comparable periods in the prior fiscal year.

      Bookings for the three and six months ended December 31, 2006 increased 3%
and 6%, respectively, over the comparable periods in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
               (In thousands, except per share and percentage data)

Three Months Ended December 31, 2006 Compared with Three Months Ended December
31, 2005

      Bookings for the three months ended December 31, 2006 were $22,599, compared to $21,975 for the three months ended December 31, 2005. The improvement in bookings was due primarily to increased orders from customers in the semiconductor and fiber optic markets.

      The backlog of unfilled orders at December 31, 2006 was $17,122, compared to $16,331 at December 31, 2005 and $18,941 at June 30, 2006.

      Net sales for the three months ended December 31, 2006 increased 5% from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped. The volume improvement was mainly from sales to customers in the semiconductor equipment and fiber optic markets.

      Gross margins for the three months ended December 31, 2006 were 34% of net sales, compared to 41% of net sales for the comparable period in the prior fiscal year. Gross margins decreased due to a less favorable product sales mix and higher manufacturing overhead. During the quarter, sales of lower margin larger case size capacitors increased as a percentage of total sales.

      The Company has outsourced certain labor intensive steps in its manufacturing process to a third party contract manufacturer in Costa Rica in order to reduce costs, add capacity and increase cost flexibility in fluctuating production. As such, during the fiscal quarter ended December 31, 2006, the
Company reduced costs in its New York and Florida facilities via a reduction in headcount of approximately 8%. The full benefit of these reductions will be realized beginning in the third quarter of fiscal year 2007.

      Selling, general and administrative expenses for the three months ended
December 31, 2006 increased 3% from the comparable period in the prior fiscal year. The increase was primarily the result of increased severance expense as a result of the reduction of headcount mentioned above and increased professional fees, partially offset by decreased bonuses as a result of decreased profitability and decreased depreciation expense.

      The effective income tax rate for the three months ended December 31, 2006 and 2005 was approximately 31% and 33%, respectively. The decrease in the effective tax rate was primarily due to settlements of state tax audits during the quarter.

      As a result of the foregoing, net income for the three months ended
December 31, 2006 was $1,192, or $0.14 per common share and $0.13 per common share assuming dilution, compared to net income of $1,929, or $0.23 per common share and $0.22 per common share assuming dilution, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
               (In thousands, except per share and percentage data)

Six Months Ended December 31, 2006 Compared with Six Months Ended December 31,
2005

      Bookings for the six months ended December 31, 2006 were $41,885, compared to $39,601 for the six months ended December 31, 2005. The improvement in bookings was due primarily to increased orders from customers in the semiconductor equipment, military and fiber optic markets.

      Net sales for the six months ended December 31, 2006 increased 18% from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of improving economic conditions in the electronic components industry, greater market share and improving sales of newer products as these new products gain acceptance in the markets the Company serves. The volume improvement was mainly from sales to customers in the wireless electronics, semiconductor equipment, military and fiber optic markets.

      Gross margins for the six months ended December 31, 2006 were 39% of net sales, compared to 32% of net sales for the comparable period in the prior fiscal year. Gross margins increased primarily due to the increased revenues and in part to increased levels of precious metal recovery during the six months ended December 31, 2006. Gross margin improvement was partially offset by unfavorable product sales mix in the second quarter of fiscal year 2006. In addition, the prior year's results were negatively impacted by the attempted conversion of part of the Company's sales and manufacturing functions to its
Enterprise Resource Planning System.

      Selling, general and administrative expenses for the six months ended
December 31, 2006 increased 6% from the comparable period in the prior fiscal year. The increase in selling, general and administrative expenses compared to the prior fiscal year is attributable to increased commission expense due to higher sales levels and increased bonus expense due to increased profitability, partially offset by decreased training costs related to the implementation of the ERP system. The Company incurred approximately $150 of selling, general and administrative expenses related to the ERP system implementation in the six months ended December 31, 2005.

      Interest expense for the six months ended December 31, 2006 increased 23%
from the comparable period in the prior fiscal year due to increased borrowings outstanding under the Company's line of credit with GECC and borrowings by the
Company's wholly-owned subsidiary in Sweden.

      The effective tax rate for the six months ended December 31, 2006 and 2005 was approximately 33% and 34%, respectively. The decrease in the effective tax rate was primarily due to favorable settlements of state tax audits.

      As a result of the foregoing, net income for the six months ended December
31, 2006 was $4,332 or $0.50 per common share and $0.48 per common share assuming dilution, compared to net income of $1,238, or $0.15 per common share and $0.14 per common share assuming dilution, for the comparable period in the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              (In thousands, except per share and percentage data)

LIQUIDITY AND CAPITAL RESOURCES

                                              Dec. 31, 2006   June 30, 2006
                                              -------------   -------------
            Cash and Investments               $    8,911      $    8,324
            Working Capital                    $   51,696      $   46,649

            Quarter Ended:
              Operating Cash Flow              $      421      $   (1,809)
              Capital Expenditures             $      951      $    1,200
              Depreciation and Amortization    $    1,466      $    1,680

            Current Ratio                           5.7:1           4.8:1
            Quick Ratio                             1.7:1           1.7:1

      The Company's financial position at December 31, 2006 remains strong as evidenced by working capital of $51,696. The Company's current and quick ratios at December 31, 2006 also remain strong.

      Cash, cash equivalents and investments increased by $587 from June 30,
2006 as a result of positive operating cash flows, partially offset by capital expenditures and repayments of long-term debt. Accounts receivable decreased
$3,152 from June 30, 2006 due to a decrease in sales volume in the three months ended December 31, 2006 compared with the three months ended June 30, 2006, partially offset by a decrease in the allowance for sales returns and doubtful accounts of $117. Inventories increased $5,074 from June 30, 2006, primarily to support forecasted increases in demand. Other current assets increased by $1,310 from June 30, 2006, primarily due to estimated tax payments offsetting the provision for current year taxable income.

      Accounts payable decreased by $98 from June 30, 2006 due to the regularly scheduled shutdown of the Company's manufacturing operations for the holidays.
Accrued expenses decreased by $213 from June 30, 2006 due to the payments of various accrued expenses at June 30, 2006 during the six months ended December
31, 2006.

      In April 2004, the Company entered into a $4,000 credit facility with GECC for the purchase of equipment. In March 2005, the credit facility was increased to $6,000. Borrowings under the line bear interest, at the Company's option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line will be a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line has been extended several times and currently will expire on March 24, 2007. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of December 31, 2006, the Company had $4,500 of
borrowings outstanding under this facility at fixed interest rates ranging from
7.15% to 7.93%. At December 31, 2006, the Company had $6,000 available to borrow under this credit facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
               (In thousands, except per share and percentage data)

      In December 2004, the Company entered into a credit facility with Commerce
Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company's accounts receivable. The line has been extended several times and currently expires on November 30, 2007. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of December 31, 2006, the Company had no outstanding borrowings under this credit facility.

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

      The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the "Jacksonville
Facility") from a partnership controlled by the Company's President, Chief
Executive Officer and principal stockholder under a capital lease. At September
30, 2006, the Jacksonville Facility had an aggregate cost of $5,104 and a net book value of $1,396. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease currently provides for base rent of approximately $812 per annum. The lease further provides for annual increases in base rent for years beginning after May
1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rent is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction.

      Capital expenditures for the six months ended December 31, 2006 totaled
$2,893, including expenditures for machinery and equipment and leasehold improvements. The Company intends to use cash on hand, cash generated through operations and the line of credit with GECC to finance budgeted capital expenditures of approximately $4,000 for the remainder of fiscal year 2007, primarily for equipment acquisitions and building renovations.

      Aggregate contractual obligations as of December 31, 2006 mature as follows:

                                                   Payments Due by Period
                                   ------------------------------------------------------
                                              Less than 1     1- 3       3- 5     After 5
    Contractual Obligations         Total       year         years      Years      years
--------------------------------   --------   -----------   --------   --------   -------

Bank Debt (including interest)     $  6,721   $   1,892     $  3,674   $  1,155   $    --
Capital Lease Obligations             3,046         812        1,625        609        --
Operating Leases                        427         387           40         --        --
Purchase Obligations                  5,509       5,509           --         --        --
                                   --------   -----------   --------   --------   -------
Total Contractual Obligations      $ 15,703   $   8,600     $  5,339   $  1,764   $    --
                                   ========   ===========   ========   ========   =======

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
               (In thousands, except per share and percentage data)

Inventory Valuation

      The Company values inventory at the lower of aggregate cost (first-in, first-out) or market. When the cost of inventory is determined by management to be in excess of its market value, such inventory is written down to its estimated net realizable value. This requires the Company to make estimates and assumptions about several factors (e.g., future sales quantities and selling prices and percentage complete and failure rates for work in process) based upon historical experience and its projections for future periods. Changes in factors such as the level of order bookings, the product mix of order bookings and the
Company's manufacturing processes could have a material impact on the Company's assessment of the net realizable value of inventory in the future.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
               (In thousands, except per share and percentage data)

Accounting Standards Issued Not Yet Adopted

      In July 2006, the Financial Accounting Standard Board ("FASB") issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an
Interpretation of FASB Statement No. 109" ("FIN 48") to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards
("SFAS") No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," on the
uncertainty in income taxes recognized in an enterprise's financial statements.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk exposure at December 31, 2006 is consistent with the types of market risk and amount of exposures presented in its Annual Report on Form 10-K for the fiscal year ended June 30, 2006, including foreign currency exchange rate, commodity price, security price and interest rate risks.

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

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 3.      Not Applicable

ITEM 4.                  Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders held on November 14, 2006
(the "Annual Meeting"), the stockholders elected the individuals named below as directors for one-year terms. Votes were cast as follows:

                                                       For
                                                   -----------
                    Victor Insetta                  8,573,129
                    Dov S. Bacharach                8,665,895
                    Chester E. Spence               8,631,115
                    O. Julian Garrard III           8,665,295
                    Stuart P. Litt                  8,535,015
                    Thomas J. Volpe                 8,662,895

      The stockholders also ratified the appointment of KPMG LLP as the independent registered public accounting firm to audit the Company's consolidated financial statements for the fiscal year ending June 30, 2007. The holders of 8,654,485 shares of Common Stock voted to ratify the appointment,
19,062 voted against ratification and the holders of 1,040 shares of Common
Stock abstained from voting on the issue.

ITEM 5.                  Other Events

ITEM 6.                  Exhibits

EXHIBIT NO. DESCRIPTION

10.21(i)  -  Letter Agreement, dated December 21, 2006, between the Company and
             David Ott.

10.25(i)  -  Amendment No. 1, dated January 25, 2007 effective November 30,
             2006, to Loan and Security Agreements between the Company and
             Commerce Bank, N.A.

10.26(i)  -  Amendment No. 1, dated January 25, 2007 effective November
             30, 2006, to Security Agreement between American Technical
             Ceramics (Florida) Inc. and Commerce Bank, N.A.

31.1      -  Section 302 Certification of Principal Executive Officer.

31.2      -  Section 302 Certification of Principal Accounting Officer.

32.1      -  Section 906 Certification of Principal Executive Officer.

32.2      -  Section 906 Certification of Principal Accounting Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                        AMERICAN TECHNICAL CERAMICS CORP.
                                    (Company)

DATE:  February 9, 2007  BY:                            /S/ Victor Insetta
                                                  ------------------------------
                                                          Victor Insetta
                                                      President and Director
                                                  (Principal Executive Officer)

DATE:  February 9, 2007  BY:                            /S/Andrew R. Perz
                                                  ------------------------------
                                                          Andrew R. Perz
                                                     Vice President, Finance
                                                  (Principal Accounting Officer)

