Form 10-Q
period 2007-03-31
AMERICAN TECHNICAL CERAMICS CORP
filed 2007-05-11
CIK 766430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number 1-9125

AMERICAN TECHNICAL CERAMICS CORP.

(Exact Name of Company as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-2113382 (I.R.S. Employer Identification No.)

1 Norden Lane, Huntington Station, NY (Address of Principal Executive Offices)	11746 (Zip Code)

(631) 622-4700

(Telephone Number, Including Area Code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 4, 2007, the Company had outstanding 9,011,158 shares of Common Stock, par value $0.01 per share.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2007	June 30, 2006
ASSETS	(unaudited)
Current assets
Cash (including cash equivalents of $1 and $2, respectively)	$3,187	$6,230
Investments	5,173	2,094
Accounts receivable (net of allowance for doubtful accounts and sales returns of $323 and $401, respectively)	11,982	12,719
Inventories	40,013	33,255
Deferred income taxes, net	3,549	3,472
Prepaid and other current assets	3,284	1,035
Assets held for sale, net	469	—
Total current assets	67,657	58,805
Property, plant and equipment (net of accumulated depreciation and amortization of $54,226 and $52,827, respectively)	29,825	31,375
Other assets	305	363
Total assets	$97,787	$90,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt (including related party debt of $524 and $485, respectively)	$2,071	$1,957
Accounts payable	2,784	3,005
Accrued expenses	6,327	6,192
Income tax payable	—	1,002
Total current liabilities	11,182	12,156
Long-term debt, net of current portion (including related party debt of $1,576 and $1,974, respectively)	5,617	7,229
Deferred income taxes, net	3,451	3,091
Total liabilities	20,250	22,476
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Common Stock — $0.01 par value; authorized 20,000 shares; issued 9,425 and 9,105 shares, outstanding 9,011 and 8,690 shares, respectively	94	91
Capital in excess of par value	18,226	15,000
Retained earnings	60,299	54,102
Accumulated other comprehensive income:
Unrealized loss on investments available-for-sale, net	—	(1)
Cumulative foreign currency translation adjustment	314	271
	314	270
Less: Treasury stock, at cost (414 and 414 shares, respectively)	1,396	1,396
Total stockholders’ equity	77,537	68,067
Total liabilities and stockholders’ equity	$97,787	$90,543

See accompanying notes to unaudited consolidated financial statements.

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006

Net sales	$23,872	$22,690	$67,563	$59,870
Cost of sales	15,912	14,120	42,623	39,460
Gross profit	7,960	8,570	24,940	20,410

Selling, general and administrative expenses	4,509	4,586	13,670	13,252
Research and development expenses	622	427	1,682	1,488
Other	57	20	84	26
Operating expenses	5,188	5,033	15,436	14,766

Income from operations	2,772	3,537	9,504	5,644
Other (income) expense:
Interest expense	166	174	521	461
Interest income	(83)	(19)	(139)	(63)
	83	155	382	398

Income before provision for income taxes	2,689	3,382	9,122	5,244
Provision for income taxes	824	1,293	2,925	1,917
Net income	$1,865	$2,089	$6,197	$3,327

Basic net income per common share	$0.21	$0.24	$0.70	$0.39

Diluted net income per common share	$0.20	$0.23	$0.68	$0.38

Basic weighted average common shares outstanding	8,968	8,583	8,808	8,545

Diluted weighted average common Shares outstanding	9,190	8,918	9,066	8,861

See accompanying notes to unaudited consolidated financial statements.

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,197	$3,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,658	4,527
Loss on disposal of fixed assets	147	52
Deferred income taxes	282	(490)
Stock-based compensation expense	227	292
Excess tax benefits from stock based compensation arrangements	(858)	(290)
Provision for doubtful accounts and sales returns	(78)	90
Investment interest accretion, net	(76)	(28)
Changes in operating assets and liabilities:
Accounts receivable	881	(1,144)
Inventories	(6,711)	(644)
Other assets	(2,238)	(95)
Accounts payable and accrued expenses	(105)	144
Income taxes payable	(144)	1,736
Net cash provided by operating activities	2,182	7,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,712)	(7,109)
Purchase of investments	(5,130)	(1,045)
Proceeds from sale of investments	2,129	1,034
Proceeds from sale of fixed assets	50	22
Net cash used in investing activities	(6,663)	(7,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(1,536)	(884)
Proceeds from the exercise of stock options	2,144	653
Excess tax benefits from stock based compensation arrangements	858	290
Proceeds from the issuance of long term debt	—	3,956
Net cash provided by financing activities	1,466	4,015

Effect of exchange rate changes on cash	(28)	(2)
Net (decrease)/increase in cash and cash equivalents	(3,043)	4,392
CASH AND CASH EQUIVALENTS, beginning of year	6,230	4,927
CASH AND CASH EQUIVALENTS, end of period	$3,187	$9,319
Supplemental cash flow information:
Interest paid	$428	$469
Taxes paid	$4,932	$670

See accompanying notes to unaudited consolidated financial statements.

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)	BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements of American Technical Ceramics Corp. and subsidiaries (the “Company”) reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of March 31, 2007, and the results of its operations for the three and nine month periods ended March 31, 2007 and 2006. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of results which could be expected for the entire year.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)	STOCK-BASED COMPENSATION:

On April 1, 1997, the Board of Directors approved the American Technical Ceramics Corp. 1997 Stock Option Plan (the “1997 Option Plan”) pursuant to which the Company may grant options to purchase up to 800 shares of the Company’s common stock. On April 11, 2000, the Board of Directors approved the American Technical Ceramics Corp. 2000 Incentive Stock Plan (the “2000 Plan”, and collectively with the 1997 Option Plan, the “Plans”) pursuant to which the Company may grant options or stock awards covering up to 1,200 shares of the Company’s common stock. Options granted under the Plans may be either incentive or non-qualified stock options. The term of each incentive stock option shall not exceed ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company’s common stock), and options may vest in accordance with a vesting schedule established by the plan administrator (traditionally 25% per year during the first four years of their term). The 1997 Option Plan expired on March 31, 2007. Unless terminated earlier by the Board, the 2000 Plan will expire on April 10, 2010. Shares issued upon the exercise of options are generally issued from the Company’s authorized and unissued shares.

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

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percentage data)

There were 10 stock options granted during the nine months ended March 31, 2007 and 40 granted during the nine months ended March 31, 2006. The weighted average grant-date fair value of stock options granted during the nine months ended March 31, 2007 and 2006 was $8.66 and $8.33 per share, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 4.80% and 3.98%, respectively, expected life of six years and five years, respectively, expected volatility of 65.3% and 73.7%, respectively, and no dividends). The total intrinsic value of options exercised during the periods ended March 31, 2007 and 2006 was $2,934 and $921, respectively.

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

Stock option activity for the nine months ended March 31, 2007 is as follows:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	863	$8.83
Granted	10	13.50
Forfeited	(13)	10.33
Expired	(9)	24.27
Exercised	(320)	6.70
Outstanding, end of period	531	$9.90	4.7	$2,477
Exercisable, end of period	438	$9.54	3.9	$2,268

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percentage data)

A summary of the status of the Company’s nonvested options at March 31, 2007, and changes during the nine months then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	120	$6.88
Granted	10	8.66
Vested	(24)	5.60
Forfeited	(13)	6.66
Nonvested, end of period	93	$6.50

As of March 31, 2007, there was $529 of total unrecognized compensation costs related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the three and nine month periods ended March 31, 2007 was nil and $134, respectively. Compensation cost capitalized in inventory and fixed assets for the three and nine months ended March 31, 2007 was nil and $2, respectively. Compensation cost recognized in income for amounts previously capitalized in inventory and fixed assets for the three and nine months ended March 31, 2007 was nil and $12, respectively.

Cash received from the exercise of options for the three months ended March 31, 2007 and 2006 was $1,238 and $487, respectively. The related tax benefit recognized for the three months ended March 31, 2007 and 2006 was $546 and $190, respectively. The total compensation cost related to options was $57 and $61 for the three months ended March 31, 2007 and 2006, respectively.

Cash received from the exercise of options for the nine months ended March 31, 2007 and 2006 was $2,144 and $653, respectively. The related tax benefit recognized for the nine months ended March 31, 2007 and 2006 was $858 and $290, respectively. The total compensation cost related to options for the nine months ended March 31, 2007 and 2006 was $169 and $232, respectively.

At March 31, 2007, an aggregate of 71 shares were available for option grants or awards under the 2000 Plan. No further options may be granted under the 1997 Plan.

Other Stock-Based Compensation

During the nine months ended March 31, 2007 and 2006, the Company granted stock awards for an aggregate of 7 and 7 shares, respectively. These awards resulted in compensation expense of $92 and $53, respectively (including $34 and $23, respectively, of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares on their respective grant dates.

(3)	SUPPLEMENTAL CASH FLOW INFORMATION:

During the nine months ended March 31, 2007, the Company (i) granted stock awards with an aggregate value of $93 with respect to which expense shall be recognized ratably throughout fiscal year 2007, (ii) granted stock options with respect to which compensation expense of $87 will be recognized evenly over the service period, and (iii) recognized a $858 reduction of income taxes payable related to disqualifying dispositions upon the exercise of incentive stock options.

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percentage data)

During the nine months ended March 31, 2006, the Company (i) granted stock awards with an aggregate value of $85 with respect to which expense was recognized ratably throughout fiscal year 2006, (ii) granted stock options with respect to which compensation expense of $333 will be recognized evenly over the service period, and (iii) recognized a $290 reduction of income taxes payable related to disqualifying dispositions upon the exercise of incentive stock options.

(4)	INVENTORIES:

Inventories included in the accompanying consolidated financial statements consist of the following:

	March 31, 2007	June 30, 2006
Raw materials	$20,794	$17,095
Work-in-process	7,265	8,605
Finished goods	11,954	7,555
	$40,013	$33,255
(5)	ASSETS HELD FOR SALE

In an effort to realize production efficiencies, the Company has consolidated two of its smaller production lines. As a result, a building has been vacated and made available for sale. The Company expects to be able to sell the building in the near term. The assets held for sale consist of the building and related improvements at an aggregate cost of $805 and a net book value of $469, representing the lower of their carrying value or estimated fair value, less costs to sell.

(6)	EARNINGS PER SHARE:

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation:

	For the Three Months Ended March 31,
	2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,865	8,968	$0.21	$2,089	8,583	$0.24
Effect of dilutive securities:
Stock options	—	215		—	328
Deferred compensation stock awards	—	7		—	7
Diluted EPS	$1,865	9,190	$0.20	$2,089	8,918	$0.23

Options covering 104 and 168 shares have been omitted from the calculation of dilutive EPS for the three months ended March 31, 2007 and 2006, respectively, because their inclusion would have been antidilutive.

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percentage data)

	For the Nine Months Ended March 31,
		2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$6,197	8,808	$0.70	$3,327	8,545	$0.39
Effect of dilutive securities:
Stock options	—	254		—	309
Deferred compensation stock awards	—	4		—	7
Diluted EPS	$6,197	9,066	$0.68	$3,327	8,861	$0.38

Options covering 144 and 393 shares have been omitted from the calculation of dilutive EPS for the nine months ended March 31, 2007 and 2006, respectively, because their inclusion would have been antidilutive.

(7)	COMPREHENSIVE INCOME:

The Company’s comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Net income	$1,865	$2,089	$6,197	$3,327
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(36)	17	44	19
Unrealized gains on investments, net of tax	—	—	1	—
Other comprehensive (loss)/income	(36)	17	45	19
Comprehensive income	$1,829	$2,106	$6,242	$3,346
(8)	INDEBTEDNESS:

Long-term debt consists of the following:

	March 31, 2007	June 30, 2006
Notes payable to banks	$5,588	$6,727
Obligations under capital leases	2,100	2,459
	7,688	9,186
Less: current portion	2,071	1,957
Long-term debt	$5,617	$7,229

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percentage data)

In April 2004, the Company entered into a $4,000 credit facility with General Electric Capital Corporation (“GECC”) for the purchase of equipment. In May 2005, the credit facility was increased to $6,000. Borrowings under the line bear interest, at the Company’s option, at either a fixed rate of 3.47% above the five year Treasury Bond yield at the time of election or a floating rate of 3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line is a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit has been extended several times and currently will expire on August 16, 2007, subject to an additional six month extension upon review by GECC. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of March 31, 2007, the Company had $4,213 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% to 7.93%.

In December 2004, the Company entered into a credit facility with Commerce Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company’s accounts receivable. This facility has been extended several times and currently will expire on November 30, 2007. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of March 31, 2007, the Company had no outstanding borrowings under this credit facility.

In September 2005, the Company's wholly-owned subsidiary in Sweden obtained a series of five term loans aggregating 12,000 Swedish Krona ("SEK") (approximately $1,500) from Svenska Handelsbanken, AB ("Handelsbanken"). The loans are unsecured and bear interest at fixed rates ranging from 3.56% to 4.59%. The five loans are each for a principal amount of 2,400 SEK and are fully amortizing. The loans mature in one to five years with the first having matured on September 30, 2006 and one maturing on each succeeding September 30th through 2010. In connection with, and as an inducement to Handelsbanken to make the loans, the Company entered into a Guaranty and Agreement with Handelsbanken whereby the Company has agreed to guarantee the payment of all its Swedish subsidiary’s obligations under the loans. At March 31, 2007, the Company had $1,375 outstanding under these loans.

The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the “Jacksonville Facility”) from a partnership controlled by the Company’s President, Chief Executive Officer and principal stockholder under a capital lease. At March 31, 2007, the Jacksonville Facility had an aggregate cost of $5,104 and a net book value of $1,301. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease currently provides for base rent of approximately $812 per annum. The lease further provides for annual increases in base rent for years beginning after May 1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rent is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except per share and percentage data)

The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other information included in this Quarterly Report on Form 10-Q.

Statements in this Quarterly Report on Form 10-Q that are not historical fact may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties, including, but not limited to, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risks associated with international sales and sales to the U.S. military, risk of customer contract or sales order cancellations and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including, without limitation, those contained under the caption “Item 1. BUSINESS - CAUTIONARY STATEMENTS REGARDING FORWARD – LOOKING STATEMENTS” in the Company’s Annual Report on Form 10-K. These risks could cause the Company’s actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Any forward-looking statement represents the Company’s expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. The Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.

OVERVIEW

Sales improved compared to the prior fiscal year for both the three and nine month periods. Strength in sales is broad-based with improvements seen in all markets the Company serves.

Gross margins as a percentage of sales decreased compared to the comparable quarter of the prior fiscal year due to higher than normal scrapping of finished goods and work-in-process inventory. The Company periodically scraps inventory based upon the mix of inventory relative to near-term trends in bookings. In the most recent quarter, the Company scrapped an additional approximately $878 of inventory that likely would have been scrapped over the next several quarters. This had a negative impact on gross margins for the quarter.

For the nine months ended March 31, 2007, the gross margin improved compared to the equivalent period in the prior fiscal year, due to higher sales volume and efficiencies associated with operating at higher production levels as well as to expenses incurred in the prior year period in connection with the attempted conversion of certain functions to a different computer system. The improvement was partially offset by the purge of inventory mentioned above.

Bookings were very strong for the quarter as the Company recorded the second highest level of quarterly bookings in its history. The strength in bookings was due to continued strong demand from new and existing customers in the wireless infrastructure, medical and fiber optic markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share and percentage data)

RESULTS OF OPERATIONS

Key comparative performance indicators

	Three Months Ended		Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Sales	$23,872	$22,690	$67,563	$59,870
Bookings	$25,938	$24,643	$67,823	$64,244
Gross Margin	$7,960	$8,570	$24,940	$20,410
Gross Margin (% of sales)	33.3%	37.8%	36.9%	34.1%
Operating Expenses	$5,188	$5,033	$15,436	$14,766
Operating Expenses (% of sales)	21.7%	22.2%	22.8%	24.7%

Significant highlights

Sales for the three and nine months ended March 31, 2007 increased 5% and 13%, respectively, over the comparable periods in the prior fiscal year.

Bookings for both the three and nine months ended March 31, 2007 increased 5% over the comparable periods in the prior fiscal year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share and percentage data)

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Net sales for the three months ended March 31, 2007 increased 5% from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of strong demand from all of the markets the Company serves. Demand was particularly strong in the wireless infrastructure, military and fiber optic markets.

Bookings for the three months ended March 31, 2007 were $25,938, compared to $24,643 for the three months ended March 31, 2006. The improvement in bookings was due primarily to increased orders from the wireless infrastructure, military, medical electronics and fiber optic markets. The backlog of unfilled orders at March 31, 2007 was $19,187, compared to $18,290 at March 31, 2006 and $18,941 at June 30, 2006. Typically, a majority of the Company’s backlog will be shipped by the end of the next fiscal quarter.

Gross margin for the three months ended March 31, 2007 was 33% of net sales, compared to 38% of net sales for the comparable period in the prior fiscal year. Gross margins decreased due to higher than normal scrapping of finished goods and work-in-process inventory. The Company periodically scraps inventory based upon the mix of inventory relative to near-term trends in bookings. In the most recent quarter, the Company scrapped an additional approximately $878 of inventory that likely would have been scrapped over the next several quarters. This had a negative impact on gross margins for the quarter.

Selling, general and administrative expenses for the three months ended March 31, 2007 decreased 2% from the comparable period in the prior fiscal year. The decrease was primarily the result of lower depreciation expense and decreased bonuses, partially offset by increased commission expense and increased professional fees.

Research and development expenses for the three months ended March 31, 2007 increased 46% from the comparable period in the prior fiscal year, primarily as a result of increased product and process development activity.

Interest income for the three months ended March 31, 2007 increased $64 from the comparable period in the prior fiscal year as a result of higher earnings on excess cash invested.

The effective income tax rates for the three months ended March 31, 2007 and 2006 were approximately 31% and 38%, respectively. The decrease in the effective tax rate was primarily the result of deductions permitted to manufacturers by Section 199 of the Internal Revenue Code and decreased state tax due to state tax law changes.

As a result of the foregoing, net income for the three months ended March 31, 2007 was $1,865, or $0.21 per common share and $0.20 per common share assuming dilution, compared to net income of $2,089, or $0.24 per common share and $0.23 per common share assuming dilution, for the comparable period in the prior fiscal year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and percentage data)

Nine Months Ended March 31, 2007 Compared with Nine Months Ended March 31, 2006

Net sales for the nine months ended March 31, 2007 increased 13% from the comparable period in the prior fiscal year. The increase was due to higher volume of product shipped as a result of improving economic conditions in the markets the Company serves, increased market share and expanding acceptance of the Company’s newer products in the market. The volume improvement was broad-based across all of the Company’s markets and products.

Bookings for the nine months ended March 31, 2007 were $67,823, compared to $64,244 for the nine months ended March 31, 2006. The improvement in bookings was due primarily to increased orders from customers in the wireless infrastructure, medical equipment and fiber optic markets.

Gross margin for the nine months ended March 31, 2007 was 37% of net sales, compared to 34% of net sales for the comparable period in the prior fiscal year. The gross margin improved due to higher sales volume and efficiencies associated with operating at higher production levels and due to expenses incurred in the prior year associated with the attempted conversion of certain functions to a different computer system.

Selling, general and administrative expenses for the nine months ended March 31, 2007 increased 3% from the comparable period in the prior fiscal year. The increase was primarily the result of increased commission expense related to the increased sales levels, increased administrative staff costs, bonuses, increased severance expense and increased professional fees (relating to audit and tax services), partially offset by decreased depreciation and decreased training costs.

Research and development expenses for the nine months ended March 31, 2007 increased 13% from the comparable period in the prior fiscal year, primarily as a result of increased product and process development activity.

Interest expense for the nine months ended March 31, 2007 increased 13% from the comparable period in the prior fiscal year as a result of higher average borrowings outstanding during the period. Over the past 12 months, the Company has borrowed under its equipment line of credit to expand its capacity and upgrade capabilities. Additionally, in September of the prior fiscal year, the Company’s Swedish subsidiary borrowed approximately $1.5 million in order to repatriate earnings.

Interest income for the nine months ended March 31, 2007 increased by $76 from the comparable period in the prior fiscal year as a result of higher earnings on cash invested during the period.

The effective income tax rates for the nine months ended March 31, 2007 and 2006 were approximately 32% and 37%, respectively. The decrease in the effective tax rate was primarily the result of deductions permitted to manufacturers by Section 199 of the Internal Revenue Code and decreased state tax due to state tax law changes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and percentage data)

As a result of the foregoing, net income for the nine months ended March 31, 2007 was $6,197, or $0.70 per common share and $0.68 per common share assuming dilution, compared to net income of $3,327, or $0.39 per common share and $0.38 per common share assuming dilution, for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2007	June 30, 2006
Cash and Investments	$8,360	$8,324
Working Capital	$56,475	$46,649
Year to Date:
Net Cash Provided by Operating Activities	$2,182	$5,668
Capital Expenditures	$3,712	$8,309
Depreciation and Amortization	$4,658	$6,207

Current Ratio	6.1:1	4.8:1
Quick Ratio	1.8:1	1.7:1

The Company’s financial position at March 31, 2007 remains strong as evidenced by working capital of $56,475 and current and quick ratios of 6.1 to 1 and 1.8 to 1, respectively.

Cash, cash equivalents and investments increased by $36 from June 30, 2006, as a result of positive operating cash flows and proceeds from the exercise of stock options, partially offset by capital expenditures and repayments of long term debt. Accounts receivable decreased by $737 from June 30, 2006, primarily as a result of decreased sales in the quarter ended March 31, 2007 compared to the quarter ended June 30, 2006. Inventories increased by $6,758 from June 30, 2006, primarily as a result of increased precious metal purchases and higher production levels to support current and future demand. Deferred income tax assets increased $77 primarily due to timing differences between tax and book inventory. Other current assets increased by $2,249 from June 30, 2006, primarily due to estimated tax payments offsetting the provision for current year taxable income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and percentage data)

The current portion of long-term debt increased by $114 from June 30, 2006, due to additional debt coming due within one year. Accounts payable decreased by $221 from June 30, 2006, due to the timing of purchases of precious metal and dielectric powders. Accrued expenses increased by $135 from June 30, 2006, due to the timing of payments of various accrued expenses. Deferred income tax liabilities increased $360 from June 30, 2006, primarily due to timing differences between tax and book depreciation.

In April 2004, the Company entered into a $4,000 credit facility with General Electric Capital Corporation (“GECC”) for the purchase of equipment. In May 2005, the credit facility was increased to $6,000. Borrowings under the line bear interest, at the Company’s option, at either a fixed rate of 3.47% above the five year Treasury Bond yield or a floating rate of 3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line is a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit has been extended several times and currently will expire on August 16, 2007, subject to an additional six month extension upon review by GECC. GECC has the option to securitize these loans with a third party. Loans securitized with a third party increase the available line of credit to the Company. As of March 31, 2007, the Company had $4,213 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% to 7.93%, and $6,000 of additional borrowing availability.

In December 2004, the Company entered into a credit facility with Commerce Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company’s accounts receivable. The facility has been extended several times and currently will expire on November 30, 2007. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of March 31, 2007, the Company had no outstanding borrowings under this credit facility.

In September 2005, the Company’s wholly-owned subsidiary in Sweden obtained a series of five term loans aggregating 12,000 Swedish Krona (“SEK”) (approximately $1,500) from Svenska Handelsbanken, AB (“Handelsbanken”). The loans are unsecured and bear interest at fixed rates ranging from 3.56% to 4.59%. The five loans are each for a principal amount of 2,400 SEK and are fully amortizing. The loans mature in one to five years with the first having matured on September 30, 2006 and one other maturing on each succeeding September 30th through 2010. In connection with, and as an inducement to Handelsbanken to make the loans, the Company entered into a Guaranty and Agreement with Handelsbanken whereby the Company has agreed to guarantee the payment of all its Swedish subsidiary’s obligations under the loans.

The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the “Jacksonville Facility”) from a partnership controlled by the Company’s President, Chief Executive Officer and principal stockholder under a capital lease. At March 31, 2007, the Jacksonville Facility had an aggregate cost of $5,104 and a net book value of $1,301. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease currently provides for base rent of approximately $812 per annum. The lease further provides for annual increases in base rent for years beginning after May 1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rent is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and percentage data)

Capital expenditures for the nine months ended March 31, 2007 totaled $3,712, including expenditures for machinery and equipment and leasehold improvements. The Company intends to use cash on hand, cash generated through operations and the line of credit with GECC to finance budgeted capital expenditures of approximately $1,600 for the remainder of fiscal year 2007, primarily for equipment acquisitions and building renovations.

Aggregate contractual obligations as of March 31, 2007 mature as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1- 3 years	3- 5 Years	After 5 years
Bank Debt	$6,465	$1,884	$3,528	$1,053	$—
Capital Lease Obligations	2,843	812	1,625	406	—
Operating Leases	318	290	28	—	—
Purchase Obligations	3,579	3,579	—	—	—
Total Contractual Obligations	$13,205	$6,565	$5,181	$1,459	$—

The Company routinely enters into binding and non-binding purchase obligations in the ordinary course of business, primarily covering anticipated purchases of inventory and equipment. The terms of these commitments generally do not extend beyond one year.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (the “SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Company’s significant accounting policies are described in Note 1 to its consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 The Company believes that the following accounting policies require the application of management’s most difficult, subjective or complex judgments:

Allowances for Doubtful Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and a customer’s current creditworthiness, as determined by its review of the customer’s current credit information. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within the Company’s expectations and the allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Should the financial position of its customers deteriorate resulting in an impairment of their ability to pay amounts due, the Company’s revised estimate of such losses and any actual losses in excess of previous estimates may negatively impact its operating results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and percentage data)

Sales Returns and Allowances

In the ordinary course of business, the Company accepts returns of products sold for various reasons and grants sales allowances to customers. While the Company engages in extensive product quality control programs and processes, its level of sales returns is affected by, among other things, the quality of its manufacturing processes. The Company maintains an allowance for sales returns and allowances based upon historical returns and allowances granted. While such returns and allowances have historically been within the Company’s expectations, actual return and allowance rates in the future may differ from current estimates, which could negatively impact the Company’s operating results.

Inventory Valuation

The Company values inventory at the lower of aggregate cost (first-in, first-out) or market. When the cost of inventory is determined by management to be in excess of its market value, such inventory is written down to its estimated net realizable value. This requires the Company to make estimates and assumptions about several factors (e.g., future sales quantities and selling prices, and percentage complete and failure rates for work in process) based upon historical experience and its projections for future periods. Changes in factors such as the level of order bookings, the product mix of order bookings and the Company’s manufacturing processes could have a material impact on the Company’s assessment of the net realizable value of inventory in the future.

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

Valuation of Long-lived Assets

The Company assesses the recoverability of long-lived assets whenever the Company determines that events or changes in circumstances indicate that the carrying amount may not be recoverable. Its assessment is primarily based upon its estimate of future cash flows associated with these assets. The Company believes that the carrying amount of its long-lived assets is recoverable. However, should its operating results deteriorate, or anticipated new product launches not occur or not attain the commercial acceptance that the Company anticipates, the Company may determine that some portion of its long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect the Company’s financial position or results of operations for that period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and percentage data)

Accounting Standards Issued Not Yet Adopted

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold, and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 effective July 1, 2007. The Company is currently assessing the impact of the adoption of FIN No. 48 on its financial position and consolidated results of operations.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will adopt SAB No. 108 effective June 30, 2007. The Company is in the process of assessing the effect of SAB No. 108 on its consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk exposure at March 31, 2007 is consistent with the types of market risk and amount of exposures presented in its Annual Report on Form 10-K for the fiscal year ended June 30, 2006, including foreign currency exchange rate, commodity price, security price and interest rate risks.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In response to the requirements of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), the Company’s President and Chief Executive Officer and Vice President - Finance carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries was made known to them by others within those entities, particularly during the period in which this report was being prepared.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1. through 5.	Not Applicable
Item 6.	Exhibits

Exhibit No.		Description
10.15(i)		Letter extending the Consulting Agreement with Northport System, Inc. until December 31, 2007.
31.1	-	Section 302 Certification of Principal Executive Officer.
31.2	-	Section 302 Certification of Principal Accounting Officer.
32.1	-	Section 906 Certification of Principal Executive Officer.
32.2	-	Section 906 Certification of Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

AMERICAN TECHNICAL CERAMICS CORP.

(Company)

DATE: May 11, 2007	BY:	/S/ Victor Insetta
Victor Insetta President and Director (Principal Executive Officer)

DATE: May 11, 2007	BY:	/S/ Andrew R. Perz
Andrew R. Perz Vice President, Finance (Principal Accounting Officer)