Form 10-K
period 2007-06-30
AMERICAN TECHNICAL CERAMICS CORP
filed 2007-09-25
CIK 766430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

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

Company’s telephone number, including area code: (631) 622-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Exchange Act Rule (2b-2).

Large accelerated filer                             Accelerated filer                             Non-accelerated filer

Indicate by check mark whether the Company is a shell company as defined in Exchange Act Rule (12b-2).
Yes     No

As of the last business day of the Company’s most recently completed second fiscal quarter ended December 31, 2006, the aggregate market value of the Company’s Common Stock (based upon the closing sales price of the Company’s Common Stock on the American Stock Exchange on such date) held by nonaffiliates of the Company was approximately $66,770,939. (For purposes of this report, all officers and directors have been classified as affiliates, which classification shall not be construed as an admission of the affiliate status of any such person.)

On September 25, 2007, the Company had outstanding 1,000 shares of Common Stock, all of which are owned by AVX Corporation.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I

INTRODUCTORY NOTE

On June 15, 2007, American Technical Ceramics Corp. entered into a definitive merger agreement (the ‘‘Merger Agreement’’) with AVX Corporation (‘‘AVX’’) and Admiral Byrd Acquisition Sub, Inc. (‘‘Acquisition Sub’’), a wholly-owned subsidiary of AVX relating to the merger (the ‘‘Merger’’) of Acquisition Sub with and into the Company. The Company’s stockholders approved the Merger Agreement on September 21, 2007. The Merger was consummated on September 25, 2007, as a result of which the Company became a wholly-owned subsidiary of AVX. Pursuant to the Merger Agreement, upon consummation of the Merger, each share of common stock of the Company issued and outstanding prior to the Merger (other than shares held by stockholders properly demanding and perfecting appraisal rights) was converted into the right to receive $24.75 in cash, without interest and less any applicable withholding taxes, and each outstanding option to purchase shares of the Company’s common stock was converted into the right to receive a cash payment equal to the product of the difference between the per-share option exercise price of such option and $24.75 and the number of shares subject to such option.

Item 1.    BUSINESS

GENERAL

The Company was incorporated in New York in 1966 as Phase Industries, Inc., and changed its name to American Technical Ceramics Corp. in June 1984. The Company was merged into a Delaware corporation in 1985 in order to change its jurisdiction of incorporation. Unless the context indicates otherwise, references to the Company herein include American Technical Ceramics Corp., a Delaware corporation, and its subsidiaries, all of which are wholly-owned. On September 25, 2007, the Company became a wholly-owned subsidiary of AVX. See ‘‘Introductory Note.’’

The Company designs, develops, manufactures and markets radio frequency (RF)/Microwave/ Millimeter-Wave ceramic capacitors, thin film products and other passive components. The Company’s products are focused primarily in the high reliability market for ultra-high frequency and microwave applications, including wireless electronics, medical electronics, semiconductor equipment, satellite equipment and fiber optics. Capacitors function within electronic circuits by storing and discharging precise amounts of electrical power. Thin film products are ceramic substrates on which circuit patterns are printed by means of thin film processes, and are used by customers as building blocks in electronic circuits. The Company’s line of high power, passive resistance products include standard resistors, terminators, attenuators and other customized products which are used in many of the same types of equipment as the Company’s capacitor products. The Company has also begun offering, on a limited basis, certain products based upon a new high density electronic packaging technology, referred to as Low-Temperature Co-fired Ceramics, or LTCC, for use in radio frequency and microwave frequency broadband applications.

The Company sells products primarily to customers in the wireless infrastructure, fiber optic telecommunications, military, medical, semiconductor equipment manufacturing and aerospace industries. In the United States, the Company principally sells its products through independent sales representatives who are compensated on a commission basis. In foreign countries, the Company utilizes resellers, who purchase products from the Company for resale, independent sales representatives and its own employees.

The Company’s research and development activities are focused on the development of new products and improvement of existing products. Improvements in materials and process technology, and the development of specialized production equipment, are directed toward reducing product cost, as well as enhancing performance requirements that are identified through frequent customer contacts by the Company’s sales and technical personnel.

Competition in the broad multi-layer capacitor, or MLC, industry continues to be intense and, in general, is based primarily on price. In the RF/Microwave market segment, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. Competition in the Company’s other product areas is similar in nature to that of the capacitor market.

Although the Company has manufacturing and design patents and pending patent applications, the Company generally considers protection of its products, processes and materials to be more dependent upon proprietary knowledge and on rapid assimilation of innovations than on patent protection.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K under the captions ‘‘Business’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf that are not statements of historical fact, constitute ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. The risk factors set forth below under the caption ‘‘Item 1A. RISK FACTORS’’ identify certain factors that could cause such differences. In addition to statements which explicitly describe risks and uncertainties, readers are urged to consider statements labeled with terms such as ‘‘believes’’, ‘‘belief’’, ‘‘expects’’, ‘‘plans’’, ‘‘anticipates’’, or ‘‘intends’’ to be uncertain and forward-looking. All cautionary statements made and risk factors contained in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear. Any forward-looking statement represents the Company’s expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. The Company undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.

Item 1A.    RISK FACTORS

The Company’s business, operations, and financial condition are subject to various risks. Some of these risks are described below. This section does not describe all risks that may be applicable to the Company, the Company’s industry, or the Company’s business, and it is intended only as a summary of certain material risk factors.

The Company’s products are used in the production of a variety of highly complex electronic products manufactured for the military and for commercial use. Accordingly, demand for the Company’s products is highly dependent upon demand for the products in which they are used. From time to time, the Company’s results have been negatively impacted by a general decrease in demand for technology and electronic products in the United States and abroad. There can be no assurance that, if demand for such products declines, it will increase again or that, even if it does increase, the demand for the Company’s products will increase. In addition, there can be no assurance that the Company will not receive order cancellations after orders are booked into backlog. Moreover, a majority of the Company’s costs are fixed, and the Company may not be able to reduce costs if sales volumes were to decline.

The Company produces and ships product based upon orders received from its customers. If these orders are cancelled prior to shipment, it could affect the Company’s profitability.

The Company offers a broad variety of products to its customers. Gross margins can vary significantly from product to product and across product lines. Accordingly, a change in the mix of products sold by the Company during a particular period could lead to distinctly different financial results for that period as compared to other periods.

International sales constitute a substantial portion of the Company’s total sales. These sales expose the Company to certain risks, including, without limitation, barriers to trade, fluctuations in foreign currency exchange rates (which may make the Company’s products less price competitive), political and economic instability, changes in monetary policy, tariff regulations and other United States and foreign laws and regulations that may apply to the export of the Company’s products, as well as the generally greater difficulties of doing business abroad.

During fiscal year 2007, the Company’s ten largest customers accounted for approximately 34% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company’s profitability. Moreover, an increasing amount of the Company’s sales are to contract manufacturers. Several contract manufacturers to whom the Company sells parts could be selling their products to the same end customer. The discontinued use of these contract manufacturers’ products (or of their products which incorporate the Company’s parts) by the end customer could affect the Company’s profitability.

The technology upon which the Company’s products are based is subject to continuous development of materials and processes. The Company’s business is in large part contingent upon the continuous refinement of its technological and engineering expertise and the development of new or enhanced products and technologies to meet the rapidly developing demands of new applications and increased competition. There can be no assurance that the Company will continue to be successful in its efforts to develop new or refine existing products, that such new products will meet with anticipated levels of market acceptance or that the Company will otherwise be able to timely identify and respond to technological improvements made by its competitors. Significant technological breakthroughs by others could also have a material adverse effect on the Company’s business.

The Company’s business may be adversely affected by difficulties in obtaining raw materials and other items needed for the production of its products, the effects of quality deviations in raw materials and fluctuations in prices of such materials. Palladium, a precious metal used in the production of the Company’s capacitors, is currently available from a limited number of metal dealers who obtain product from the Republic of South Africa or the Russian Federation. A prolonged cessation or reduction of exports of palladium by the Republic of South Africa or the Russian Federation, or a significant increase in the price of palladium, could have a material adverse effect on the Company’s business.

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

Competition in the MLC industry is intense and, in general, is based primarily on price. In the RF/Microwave market segments, where price has historically been less important, competition has been based primarily on high performance product specifications, achieving consistent product reliability, fast deliveries and high levels of customer service. The Company competes with a number of large MLC manufacturers who have broader product lines and greater financial, marketing and technical resources than the Company. Growth of some commercial market applications has increased, and is expected to continue to increase, the competitive importance of price. There can be no assurance that the Company will be able to improve the productivity and efficiency of its manufacturing processes in order to respond to pricing pressures, or to successfully design new processes and products; and the failure to do so could have a material adverse effect on the Company’s business.

The Company produces hazardous wastes in the production of its capacitors. Accordingly, the inherent risks of environmental liability and remediation costs associated with the Company’s manufacturing operations may result in substantial unforeseen liabilities.

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

In May 2007, an action was filed against the Company claiming that one of its products infringes a patent issued to the plaintiff. See Item 3. ‘‘LEGAL PROCEEDINGS.’’ Such claim, if successful, or any future claims alleging that the Company’s products or the technologies upon which they are based infringe the intellectual property rights of others, may result in the Company being required to enter into royalty arrangements, cease manufacturing the infringing products or utilizing the infringing technologies, pay damages or defend litigation, any of which could have a material adverse effect on the Company’s business.

The Company’s business may also be adversely affected by matters and events affecting businesses generally, including, without limitation, political and economic events, labor unrest, acts of God, war, acts of terrorism and other events outside of the Company’s control.

Item 2.    PROPERTIES

The Company’s primary production facilities are located in Huntington Station, New York and Jacksonville, Florida. The Company’s principal executive office is located in Huntington Station, New York, and its principal research and development facility is located in Jacksonville, Florida. The following table sets forth the address of each facility, its primary function, the square footage occupied by the Company and whether the facility is leased or owned.

Address of Facility	Primary Function	Square Footage Occupied	Type of Occupancy
10 Stepar Place Huntington Station, New York	Production	11,200	Owned
11 – 13 Stepar Place Huntington Station, New York	Production and production support	20,000	Owned
15 Stepar Place Huntington Station, New York	Production	35,700	Leased
One Norden Lane Huntington Station, New York	Production	8,700	Owned
17 Stepar Place Huntington Station, New York	Sales and administration	18,000	Owned
2201 Corporate Square Blvd. Jacksonville, Florida	Production, research and development	99,700	Leased
8810 Corporate Square Court Jacksonville, Florida	Held for sale	10,000	Owned
Ellipsvaegen 5 SE-141 75 Kungens Kurva, Sweden	Sales and distribution office	3,400	Leased
Rm. 621-623, International Culture Building, No. 3039 Shennan Centre Rd., Futian District, Shenzhen, PR China	Sales office	1,950	Leased

Item 3.    LEGAL PROCEEDINGS

Presidio Components, Inc. v. American Technical Ceramics Corporation, United States District Court for the Southern District of California (Case No. ’07 CV 0893 J). On May 17, 2007, Presidio Components, Inc. (‘‘Presidio’’) commenced an action against the Company in the United States District Court for the Southern District of California claiming that the Company’s 545L capacitor infringes upon a patent issued to Presidio. The complaint seeks unspecified damages, requests that damages be trebled based upon Presidio’s allegations of willful infringement and seeks preliminary and permanent injunctive relief against further infringement of the subject patent. On July 11, 2007, the Company filed an Answer and Counterclaim in which, among other things, it (i) denied the allegations set forth in the complaint that it is infringing Presidio’s patent, (ii) asserts that the claims of Presidio’s patent are invalid and/or unenforceable, and (iii) seeks declaratory relief as to the non-infringement, invalidity and/or unenforceability of the subject patent.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.	MARKET FOR COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Until September 25, 2007, the date of consummation of the Merger, the Company’s common stock was traded on the American Stock Exchange (‘‘AMEX’’) under the symbol ‘‘AMK’’. As a result of the Merger, trading of the Company’s common stock on the AMEX was suspended and the Company’s common stock will be delisted. The application is scheduled to become effective on October 5, 2007. The table below sets forth the quarterly high and low sales prices for the common stock on the AMEX for the fiscal years ended June 30, 2007 and June 30, 2006.

	Fiscal 2007		Fiscal 2006
Quarter Ended:	High	Low	High	Low
September	$14.45	10.25	$13.86	9.89
December	16.40	11.75	11.46	8.40
March	20.41	11.53	15.75	8.61
June	24.11	13.60	16.05	11.90

NUMBER OF STOCKHOLDERS

As of September 25, 2007, as a result of the Merger, there was one holder of record of the Company’s common stock.

DIVIDENDS

The Company has not paid any cash dividends on its common stock during the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table details securities authorized for issuance under equity compensation plans as of June 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	522,865	$9.92	64,200

On September 21, 2007, the Company’s 2000 Stock Plan the only equity compensation plan pursuant to which the Company could still grant awards, was terminated. On September 25, 2007, pursuant to the terms of the Merger Agreement, upon consummation of the Merger, each outstanding option to purchase shares of the Company’s common stock was converted into the right to receive a cash payment equal to the product of the difference between the per-share option exercise price of such option and $24.75 and the number of shares subject to such option.

Item 6.	SELECTED FINANCIAL DATA

Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Item has been prepared pursuant to the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth following Item 15 of this Report. See also ‘‘CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS’’ and ‘‘Item 1A. RISK FACTORS’’ in Part I of this Report.

RESULTS OF OPERATIONS FISCAL YEAR 2007 COMPARED WITH FISCAL YEAR 2006

Net sales for the fiscal year ended June 30, 2007 were $93,763,000, an increase of 11% from the $84,131,000 recorded in the fiscal year ended June 30, 2006. Domestic sales increased by 14% to $48,641,000 in fiscal year 2007 from $42,744,000 in fiscal year 2006. Sales to international locations increased by 9% to $45,122,000 in fiscal year 2007 from $41,387,000 in fiscal year 2006. The increase in sales is due to the improved business climate in a majority of the markets the Company serves and increased market penetration. Sales growth was particularly strong in the wireless infrastructure, fiber optic, medical electronics and semiconductor equipment markets in fiscal year 2007.

Bookings have improved from the levels experienced in fiscal year 2006. Total bookings in fiscal year 2007 were $93,828,000, compared to $89,163,000 in fiscal year 2006, representing an increase of approximately 5%. Growth has come from a majority of the markets the Company serves, but was particularly strong in the wireless infrastructure, semiconductor equipment, medical electronics and fiber optic markets.

Gross margins were 37% of net sales in fiscal year 2007, compared to 35% in fiscal year 2006. Fiscal year 2007 gross margins benefited from higher sales volume, the economics associated with higher production volumes and cost reductions related to the outsourcing of certain production, offset in part by a less favorable sales mix. Fiscal year 2006 gross margins were negatively impacted by costs related to difficulties encountered while converting certain of the Company’s operations to its Enterprise Resource Planning system during the first quarter of fiscal year 2006.

Operating expenses totaled $21,380,000, or 23% of net sales, in fiscal year 2007, compared to $20,144,000, or 24% of net sales, in fiscal year 2006. The increase in operating expenses in absolute terms compared to the prior fiscal year is attributable to increased bonus expense as a result of increased profits, costs incurred related to the Merger and increased severance expense related to cost reduction measures implemented during fiscal year 2007. These increases were partially offset by decreased depreciation expense and decreased training costs. The Company incurred $222,000 of training costs in fiscal year 2006 pertaining to the attempted implementation of the Enterprise Resource Planning system. Other operating expenses increased primarily due to a loss on disposal of fixed assets.

Research and development expenses for the fiscal year ended June 30, 2007 increased 14% to $2,269,000, compared to $1,986,000 in the prior fiscal year. The increase was primarily due to increased depreciation and labor as a result of new equipment for research and development piloting and additional projects in the research and development stage.

Interest income increased 142% to $208,000 compared to $86,000 in the prior fiscal year due to increased average available funds to invest during the fiscal year as a result of positive cash flow from operations and cash proceeds from the exercise of stock options, partially offset by capital expenditures and repayments of long-term debt.

The effective income tax rate for fiscal year 2007 was 24% compared to 29% for fiscal year 2006. In fiscal year 2007, the Company’s effective tax rate was favorably impacted by the reversal of $1,198,000 of valuation allowance on state deferred tax assets. The Company reversed the valuation allowance previously established for deferred tax assets for state net operating loss carryforwards. The valuation allowance was originally established due to uncertainties of realizing these carryforwards and deferred tax assets. Management now expects to be able to utilize the loss carryforwards and deferred tax assets against projected future taxable income. In fiscal year 2006, the Company’s effective tax rate was favorably impacted by an approximately $500,000 reduction of tax reserves primarily due to the expiration of a statute of limitations and audit settlements for less than the amounts reserved.

As a result of the foregoing, the Company reported net income of $9,725,000, or $1.10 per common share and $1.07 per common share assuming dilution, for fiscal year 2007, compared to net income of $5,988,000, or $0.70 per common share and $0.67 per common share assuming dilution, for fiscal year 2006.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has identified three market risks relative to its business: foreign currency exchange rate risk, commodity price risk and interest rate risk. The Company has managed its market risk exposures in order to minimize their potential impact on its consolidated financial condition and results of operations. Specifically:

a)	Foreign currency exchange rate risk. With the exception of transactions by the Company’s wholly-owned subsidiary in Sweden (which are denominated in Krona), all transactions are denominated in U.S. Dollars. Fluctuations in exchange rates could impact revenues with an offsetting impact on costs and expenses. Historically, the Company did not believe that the impact on net earnings of a 10% shift in exchange rates would be material.

b)	Commodity price risk. The Company uses certain precious metals in the manufacturing of its products (primarily palladium, gold and silver), and is therefore subject to certain commodity price risks. In the last several years, the price of precious metals rose due to the higher demand coming from the electronics industry and other industries. Historically, the Company has purchased a quantity of these metals to protect against rising prices. In addition, in July 2006, the Company exchanged silver for palladium to better align its inventory of precious metals against expected production requirements.

c)	Interest rate risk. The Company earns interest income on cash and investment balances and pays interest on debt incurred. Historically, in light of the Company’s existing cash, results of operations, the terms of its debt obligations and projected capital needs, the Company did not believe that a 10% change in interest rates would have a significant impact on its consolidated financial position.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes thereto begin on page F-2 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    In response to the requirements of the Sarbanes-Oxley Act of 2002, within 90 days prior to the date of this report (the ‘‘Evaluation Date’’), the Company’s President and Chief Executive Officer and Vice President – Finance carried out an evaluation of the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries was made known to them by others within those entities, particularly during the period in which this report was being prepared.

Changes in Internal Controls.    There were no changes in the Company’s internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during the Company’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by KPMG LLP for the last two fiscal years ended June 30:

	2007	2006
Audit Fees	$464,086	$352,107
Audit Related Fees(1)	7,500	31,000
Tax Fees(2)	80,405	96,500
All Other Fees(3)	—	10,256
Total Fees	$551,991	$489,863
(1)	Audit related fees consists of work performed with respect to the audit of the financial statements of the Company’s retirement savings plan.
(2)	Tax fees relate to tax compliance and consultations.
(3)	All other fees relates to the Company’s compliance with the Sarbanes Oxley Act of 2000.

All of the services set forth in the categories above were approved in advance by the Audit Committee.

The Audit Committee considered whether the provision of such non-audit services by KPMG LLP to the Company is compatible with maintaining KPMG LLP’s independence, and concluded that such services were compatible.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Audit Committee for approval:

1.    Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits and attest services and consultation regarding financial accounting and/or reporting standards.

2.    Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits and special procedures required to meet certain regulatory requirements.

3.    Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning and tax advice.

4.    Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees compared to the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approved services. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)    Financial Statements

Page No.
Index to Consolidated Financial Statements	F
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements
Balance Sheets as of June 30, 2007 and 2006	F-2
Statements of Operations
Fiscal Years Ended June 30, 2007, 2006 and 2005	F-3
Statements of Stockholders’ Equity and Comprehensive Income
Fiscal Years Ended June 30, 2007, 2006 and 2005	F-4
Statements of Cash Flows
Fiscal Years Ended June 30, 2007, 2006 and 2005	F-5
Notes to Consolidated Financial Statements	F-6

(b)    Exhibits

Unless otherwise indicated, the following exhibits were filed as part of the Company’s Registration Statement on Form S-18 (No. 2-96925-NY) and are incorporated herein by reference to the same exhibit thereto.

Exhibit No.				Description
2.1			—	Agreement and Plan of Merger, dated as of June 15, 2007, by and among AVX Corporation, Admiral Byrd Acquisition Sub, Inc. and the Company.(22)
3.1			—	Certificate of Incorporation of the Company.
3.2			—	Amendment to Certificate of Incorporation.(3)
3.3			—	Amended and restated By-laws of the Company.(21)
9.1			—	Restated Shareholders’ Agreement, dated April 15, 1985, among Victor Insetta, Joseph Mezey, Joseph Colandrea and the Company.
9.2			—	Voting Agreement, dated June 15, 2007, among Admiral Byrd Acquisition Sub, Inc., AVX Corporation, and the Stockholders named therein.(22)
10.1			—	Lease, dated September 1, 2002, between Stepar Leasing, LLC and the Company for premises at 15 Stepar Place, Huntington Station, N.Y.(11)
10	.1(i	)	—	Letter Agreement, dated August 23, 2007, between Stepar Leasing, LLC and the Company.(24)
10.2			—	Form of 1985 Employee Stock Sale Agreement between the Company and various employees.
10.3			—	Form of Employee Stock Bonus Agreement, dated as of July 1, 1993, between the Company and various employees.(2)
10.4			—	Form of Employee Stock Bonus Agreement, dated as of April 19, 1994, between the Company and various employees.(2)
10.5			—	Form of Employee Stock Bonus Agreement, dated as of April 20, 1995, between the Company and various employees.(3)

Exhibit No.				Description
10.6			—	Second Amended and Restated Lease, dated as of May 16, 2000, between V.P.I. Properties Associates, d/b/a V.P.I. Properties Associates, Ltd., and American Technical Ceramics (Florida), Inc.(7)
10.7			—	Profit Bonus Plan, dated April 19, 1995, and effective for the fiscal years beginning July 1, 1994.(3)
10.8			—	Employment Agreement, dated April 3, 1985, between Victor Insetta and the Company, and Amendments No. 1 through 4 thereto.(1)
10.9			—	Amendment No. 5, dated as of September 11, 1998, to Employment Agreement between Victor Insetta and the Company.(4)
10.10			—	Amendment No. 6, dated as of January 3, 2001, to Employment Agreement between Victor Insetta and the Company.(8)
10.11			—	Employment Agreement, dated October 1, 2003, between the Company and Richard Monsorno.(13)
10	.11(i	)	—	Letter extending the Employment Agreement with Richard Monsorno until September 30, 2008.
10.12			—	Managers Profit Bonus Plan, dated December 7, 1999 and effective January 1, 2000.(6)
10.13			—	Officers Profit Bonus Plan, dated October 30, 2003 and effective June 30, 1992.(13)
10.14			—	Consulting Agreement, dated January 1, 2004, between the Company and Northport Systems, Inc.(14)
10.15			—	Letter extending the Consulting Agreement with Northport System, Inc. until December 31, 2007.(19)
10.16			—	American Technical Ceramics Corp. 1997 Stock Option Plan.(4)
10.17			—	American Technical Ceramics Corp. 2000 Incentive Stock Plan.(6)
10.18			—	Master Loan Agreement, dated April 2, 2004, between the Company and General Electric Capital Corporation.(14)
10.19			—	Letter from General Electric Capital Corporation, dated as of March 30, 2006.(20)
10.20			—	Second Amended and Restated Employment Agreement, dated as of December 31, 2001, between Judah Wolf and the Company.(9)
10	.20(i	)	—	Letter Agreement, dated December 22, 2005, between the Company and Judah Wolf.(18)
10.21			—	Employment Agreement, dated January 1, 2004, between the Company and David Ott.(14)
10	.21(i	)	—	Letter extending the Employment Agreement with David Ott until December 31, 2007.(23)
10.22			—	Severance Agreement, dated November 1, 2003, between the Company and Kathleen Kelly.(13)
10.23			—	Severance Agreement, dated November 1, 2003, between the Company and Andrew Perz.(13)
10.24			—	Severance Agreement, dated November 1, 2003, between the Company and Harrison Tarver.(13)

Exhibit No.				Description
10.25			—	Letter, dated May 21, 2007, confirming Board approval of a transaction bonus for Kathleen Kelly.
10.26			—	Letter, dated May 21, 2007, confirming Board approval of a transaction bonus for Andrew Perz.
10.27			—	Loan and Security Agreement, dated November 30, 2004, between the Company and Commerce Bank N.A.(15)
10	.27(i	)	—	Amendment No.1 to the Loan and Security Agreement, dated January 25, 2007, between the Company and Commerce Bank N.A.(23)
10.28			—	Security Agreement, dated November 30, 2004, between American Technical Ceramics (Florida) Inc. and Commerce Bank N.A.(15)
10	.28(i	)	—	Amendment No.1 to the Security Agreement, dated January 25, 2007, between the Company and Commerce Bank N.A.(23)
10.29			—	Surety Agreement, dated November 30, 2004, between American Technical Ceramics (Florida) Inc. and Commerce Bank N.A.(15)
10.30			—	Victor Insetta Compensation Arrangement.(16)
10.31			—	Stuart Litt Consulting Arrangement.(16)
10.32			—	Executive Compensation Arrangement.(16)
10.33			—	Director Compensation Arrangement.(16)
10.34			—	William Johnson Compensation Arrangement.(17)
10.35			—	Financial Obligation, dated as of September 16, 2005, between American Technical Ceramics Europe AB and Svenska Handelsbanken, AB.(17)*
10.36			—	Guaranty and Agreement, dated as of September 9, 2005, between the Company and Svenska Handelsbanken, AB.(17)
31.1			—	Section 302 Certification of Chief Executive Officer.(24)
31.2			—	Section 302 Certification of Principal Accounting Officer.(24)
32.1			—	Section 906 Certification of Chief Executive Officer.(24)
32.2			—	Section 906 Certification of Principal Accounting Officer.(24)

1.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
2.	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
3.	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
4.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
5.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
6.	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000.

7.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.
8.	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarterly period ended December 31, 2000.
9.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2002.
10.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
11.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.
12.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
13.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003.
14.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.
15.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.
16.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
17.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
18.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.
19.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
20.	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 4, 2006.
21. Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 8, 2006.
22. Incorporated by reference to the Company’s Schedule 14A, dated August 21, 2007.
23.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006.
24. Filed herewith.
* Summary of document written in Swedish.

(c)    Financial Statement Schedules

Schedules have been omitted since they either are not applicable, not required or the information is included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNICAL CERAMICS CORP.
By:	/S/ VICTOR INSETTA
VICTOR INSETTA President

Dated: September 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:

Name	Title	Date

/S/ VICTOR INSETTA	President and Director (Principal Executive Officer)	September 25, 2007

Victor Insetta

/S/ ANDREW R. PERZ	Vice President – Finance (Principal Accounting Officer)	September 25, 2007

Andrew R. Perz

/S/ STUART P. LITT	Director	September 25, 2007

Stuart P. Litt

/S/ THOMAS J. VOLPE	Director	September 25, 2007

Thomas J. Volpe

/S/ DOV S. BACHARACH	Director	September 25, 2007

Dov S. Bacharach

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
American Technical Ceramics Corp.:

We have audited the accompanying consolidated balance sheets of American Technical Ceramics Corp. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technical Ceramics Corp. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), ‘‘Shared-Based Payment’’, effective July 1, 2005.

/s/ KPMG LLP

Melville, New York
September 25, 2007

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	June 30, 2006
ASSETS
CURRENT ASSETS
Cash (including cash equivalents of $2,200,000 and $2,000, respectively)	$9,581,000	$6,230,000
Investments	3,000,000	2,094,000
Accounts receivable, (net of allowance for doubtful accounts of $351,000 and $401,000, respectively)	13,948,000	12,719,000
Inventories	39,025,000	33,255,000
Deferred income taxes	4,882,000	3,472,000
Prepaid and other current assets	2,014,000	1,035,000
Total current assets	72,450,000	58,805,000
PROPERTY, PLANT AND EQUIPMENT
Land	738,000	738,000
Buildings and leasehold improvements	18,861,000	19,418,000
Machinery and equipment	55,413,000	53,474,000
Computer equipment and software	5,989,000	7,508,000
Furniture, fixtures and other	2,665,000	3,064,000
	83,666,000	84,202,000
Less: Accumulated depreciation and amortization	54,575,000	52,827,000
	29,091,000	31,375,000
OTHER ASSETS	285,000	363,000
Total assets	$101,826,000	$90,543,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt (including related party debt of $538,000 and $485,000, respectively)	$2,115,000	$1,957,000
Accounts payable	3,032,000	3,005,000
Accrued expenses	7,008,000	6,192,000
Income taxes payable	—	1,002,000
Total current liabilities	12,155,000	12,156,000
LONG-TERM DEBT, NET OF CURRENT PORTION (including related party debt of $1,436,000 and $1,974,000, respectively)	5,183,000	7,229,000
DEFERRED INCOME TAXES	3,210,000	3,091,000
Total liabilities	20,548,000	22,476,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock – $0.01 par value; authorized 20,000,000 shares; issued 9,439,243 and 9,104,613 shares; outstanding 9,025,103 and 8,690,473 shares, respectively	94,000	91,000
Capital in excess of par value	18,407,000	15,000,000
Retained earnings	63,827,000	54,102,000
Accumulated other comprehensive income:
Unrealized loss on investments available-for-sale, net	—	(1,000)
Cumulative foreign currency translation adjustment	346,000	271,000
	346,000	270,000
Less: Treasury stock, at cost (414,140 and 414,140 shares, respectively)	1,396,000	1,396,000
Total stockholders’ equity	81,278,000	68,067,000
Total liabilities and stockholders’ equity	$101,826,000	$90,543,000

See accompanying notes to consolidated financial statements.

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
Net sales	$93,763,000	$84,131,000	$72,965,000
Cost of sales	59,119,000	55,034,000	48,383,000
Gross profit	34,644,000	29,097,000	24,582,000
Selling, general and administrative expenses	18,851,000	18,092,000	15,935,000
Research and development expenses	2,269,000	1,986,000	2,161,000
Other	260,000	66,000	19,000
Operating expenses	21,380,000	20,144,000	18,115,000
Income from operations	13,264,000	8,953,000	6,467,000
Other expense (income)
Interest expense	674,000	643,000	475,000
Interest income	(208,000)	(86,000)	(57,000)
Other	—	—	8,000
	466,000	557,000	426,000
Income before provision for income taxes	12,798,000	8,396,000	6,041,000
Provision for income taxes	3,073,000	2,408,000	1,773,000
Net Income	$9,725,000	$5,988,000	$4,268,000
Basic net income per common share	$1.10	$0.70	$0.51
Diluted net income per common share	$1.07	$0.67	$0.49
Basic weighted average common shares outstanding	8,859,000	8,573,000	8,402,000
Diluted weighted average common shares outstanding	9,103,000	8,891,000	8,738,000

See accompanying notes to consolidated financial statements.

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	Comprehensive Income	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		Shares	Amount
Balance at June 30, 2004		8,644,058	$86,000	$12,014,000	$43,846,000	$277,000	$(1,396,000)	$54,827,000
Net income	$4,268,000	—	—	—	4,268,000	—	—	4,268,000
Tax benefit of stock options exercised	—	—	—	215,000	—	—	—	215,000
Stock awards	—	22,000	—	120,000	—	—	—	120,000
Stock option compensation expense	—	—	—	44,000	—	—	—	44,000
Exercise of stock options	—	251,405	3,000	802,000	—	—	—	805,000
Other comprehensive loss, net of tax:
Unrealized losses on investments available-for-sale, net of reclassification adjustment	5,000
Foreign currency translation adjustment	(137,000)
Other comprehensive loss, net of tax	(132,000)	—	—	—	—	(132,000)	—	(132,000)
Comprehensive income	$4,136,000
Balance at June 30, 2005		8,917,463	$89,000	$13,195,000	$48,114,000	$145,000	$(1,396,000)	$60,147,000
Net income	$5,988,000	—	—	—	5,988,000	—	—	5,988,000
Tax benefit of stock options exercised	—	—	—	458,000	—	—	—	458,000
Stock awards	—	16,450	—	209,000	—	—	—	209,000
Stock option compensation expense	—	—	—	279,000	—	—	—	279,000
Exercise of stock options	—	170,700	2,000	859,000	—	—	—	861,000
Other comprehensive income, net of tax:
Unrealized gain on investments available-for-sale, net of reclassification adjustment	(1,000)
Foreign currency translation adjustment	126,000
Other comprehensive income, net of tax	125,000	—	—	—	—	125,000	—	125,000
Comprehensive income	$6,113,000
Balance at June 30, 2006		9,104,613	$91,000	$15,000,000	$54,102,000	$270,000	$(1,396,000)	$68,067,000
Net income	$9,725,000	—	—	—	9,725,000	—	—	9,725,000
Tax benefit of stock options exercised	—	—	—	882,000	—	—	—	882,000
Stock awards	—	7,000	—	93,000	—	—	—	93,000
Stock option compensation expense	—	—	—	227,000	—	—	—	227,000
Exercise of stock options	—	327,630	3,000	2,205,000	—	—	—	2,208,000
Other comprehensive income, net of tax:
Unrealized gain on investments available-for-sale, net of reclassification adjustment	1,000
Foreign currency translation adjustment	75,000
Other comprehensive income, net of tax	76,000	—	—	—	—	76,000	—	76,000
Comprehensive income	$9,801,000
Balance at June 30, 2007		9,439,243	$94,000	$18,407,000	$63,827,000	$346,000	$(1,396,000)	$81,278,000

See accompanying notes to consolidated financial statements.

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,725,000	$5,988,000	$4,268,000
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	6,152,000	6,207,000	5,383,000
Loss/(gain) on disposal of fixed assets	230,000	246,000	(12,000)
Stock based compensation expense	320,000	488,000	164,000
Excess tax benefits from stock based compensation arrangements	(882,000)	(458,000)	(215,000)
Provision for doubtful accounts and sales returns	(50,000)	101,000	(170,000)
Deferred income taxes	(1,291,000)	(1,021,000)	(99,000)
Investment interest accretion, net	(103,000)	(46,000)	(17,000)
Realized loss on sale of investments	—	—	7,000
Changes in operating assets and liabilities:
Accounts receivable	(1,072,000)	(2,626,000)	651,000
Inventories	(5,686,000)	(5,580,000)	(5,348,000)
Other assets	(490,000)	(200,000)	(147,000)
Accounts payable, accrued expenses and income taxes payable	694,000	2,569,000	61,000
Net cash provided by operating activities	7,547,000	5,668,000	4,526,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,563,000)	(8,309,000)	(8,784,000)
Purchase of investments	(5,112,000)	(3,125,000)	(3,508,000)
Proceeds from sale of investments	4,311,000	3,100,000	4,010,000
Proceeds from sale of fixed assets	79,000	35,000	49,000
Net cash used in investing activities	(5,285,000)	(8,299,000)	(8,233,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,955,000)	(1,269,000)	(2,661,000)
Proceeds from exercise of stock options	2,208,000	861,000	805,000
Excess tax benefits from stock based compensation arrangements	882,000	458,000	215,000
Proceeds from issuance of debt	—	3,956,000	5,750,000
Net cash provided by financing activities	1,135,000	4,006,000	4,109,000
Effect of exchange rate changes on cash	(46,000)	(72,000)	(9,000)
Net increase in cash and cash equivalents	3,351,000	1,303,000	393,000
CASH AND CASH EQUIVALENTS, beginning of year	6,230,000	4,927,000	4,534,000
CASH AND CASH EQUIVALENTS, end of year	$9,581,000	$6,230,000	$4,927,000
Supplemental cash flow information:
Interest paid	$575,000	$650,000	$468,000
Income taxes paid	$5,032,000	$1,967,000	$2,764,000

See accompanying notes to consolidated financial statements.

AMERICAN TECHNICAL CERAMICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

American Technical Ceramics Corp. and its wholly-owned subsidiaries (the ‘‘Company’’) are engaged in the design, development, manufacture and sale of electronic components, including ceramic multilayer capacitors and custom thin film circuits. These products are primarily used for commercial and military purposes in the United States and for export, primarily to Western Europe, Canada and Asia. In fiscal years 2007, 2006 and 2005, no one customer accounted for more than 10% of consolidated net sales. The Company operates in one industry segment – the electronic components industry.

Merger Agreement with AVX Corporation

On June 15, 2007, American Technical Ceramics Corp. entered into a definitive merger agreement (the ‘‘Merger Agreement’’) with AVX Corporation (‘‘AVX’’) and Admiral Byrd Acquisition Sub, Inc. (‘‘Acquisition Sub’’), a wholly-owned subsidiary of AVX relating to the merger (the ‘‘Merger’’) of Acquisition Sub with and into the Company. The Company’s stockholders approved the Merger Agreement on September 21, 2007. The Merger was consummated on September 25, 2007, as a result of which the Company became a wholly-owned subsidiary of AVX. Pursuant to the Merger Agreement, upon consummation of the Merger, each share of common stock of the Company issued and outstanding prior to the Merger (other than shares held by stockholders properly demanding and perfecting appraisal rights) was converted into the right to receive $24.75 in cash, without interest and less any applicable withholding taxes, and each outstanding option to purchase shares of the Company’s common stock was converted into the right to receive a cash payment equal to the product of the difference between the per share exercise price of such option and $24.75 and the number of shares subject to such option.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of American Technical Ceramics Corp. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company generates revenue from product sales to original equipment manufacturers and resellers. The Company recognizes revenue when persuasive evidence of an arrangement exists (which is evidenced by written purchase arrangements), delivery has occurred and title has passed to the customer, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. The Company does not perform any installation services and does not have any post-shipment obligations. The Company typically warranties that its products will be free from defects in material and workmanship for 90 days. However, defective product may be accepted beyond this period. The Company provides for estimated sales returns when the underlying sale is made, based upon historical experience and known events or trends, in accordance with Statement of Financial Accounting Standards No. 48, ‘‘Revenue Recognition when Right of Return Exists.’’    Historically, product returns and associated warranty costs have not been significant. Shipping and handling fees charged to customers are included in net sales, and related costs are included in cost of sales. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues that the Company has identified.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents, including money market accounts and certificates of deposit.

INVESTMENTS

The Company classifies its investments in debt and equity securities as available-for-sale. Accordingly, these investments are reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income/loss within stockholders’ equity, net of tax. Classification of investments is determined at acquisition and reassessed at each reporting date. Realized gains and losses are included in the determination of net earnings at the time of sale and are derived using the specific identification method for determining cost of securities sold.

INVENTORIES

Inventories are stated at the lower of aggregate cost (first-in, first-out) or market.

COMPREHENSIVE INCOME

The following table sets forth the components of the change in net unrealized gains/(losses) on investments available-for-sale for the fiscal years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Unrealized holding gains/(losses) arising during the period, net of tax	$1,000	$(1,000)	$—
Less: reclassification adjustment for losses included in net income, net of tax	—	—	5,000
Change in net unrealized gains /(losses) on investments available-for-sale	$1,000	$(1,000)	$5,000

The deferred tax (benefit)/liability associated with unrealized holding gains/(losses) arising for each of the fiscal years 2007, 2006 and 2005 was nil. The tax benefit of the reclassification adjustments for gains on sales of investments included in net income was nil, nil and $3,000 for fiscal years 2007, 2006 and 2005, respectively.

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

FOREIGN CURRENCY TRANSLATION

The Company translates the financial statements of its foreign subsidiaries (located in Sweden and China) by applying the current exchange rate as of the balance sheet date to the assets and liabilities of the subsidiary and a weighted average rate to such subsidiary’s results of operations. The resulting translation adjustment is recorded as a component of stockholders’ equity.

STOCK-BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123 (R)’’) for stock-based compensation. Under SFAS No. 123 (R), stock compensation expense will be recognized for the portion of all awards for which the requisite service has not been rendered based upon the award’s fair value on the date of grant.

During the years ended June 30, 2007, 2006 and 2005, there were 10,000, 65,000 and 50,000 options granted, respectively. The average per share fair value of stock options granted during fiscal years 2007, 2006 and 2005 was $8.66, $8.62 and $5.68, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 4.80%, 4.40% and 3.79%, respectively, expected life of six years, five years, and five years, respectively, expected volatility of 65.3%, 73.7% and 69.3%, respectively, and no dividends). The weighted average remaining contractual life of options outstanding as of June 30, 2007 was 4.47 years.

Had compensation expense with respect to options and awards been determined based on the fair value method on the date of grant consistent with the methodology prescribed under SFAS No. 123 prior to July 1, 2003, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below:

For Year Ended June 30, 2005
Net income, as reported	$4,268,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	117,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(424,000)
Pro forma net income	$3,961,000
Income per share:
Basic – as reported	$0.51
Basic – pro forma	$0.47
Diluted – as reported	$0.49
Diluted – pro forma	$0.45

The weighted-average fair value of each stock option included in the preceding pro forma amounts is estimated using the Black-Scholes option pricing model and is amortized ratably over the vesting period of the options which is typically four years.

EARNINGS PER SHARE

Basic earnings per share (‘‘EPS’’) is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 144,000, 147,000 and 372,000, respectively, have been omitted from the calculation of dilutive EPS for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. A reconciliation between numerators and denominators of the basic and diluted earnings per share is as follows:

	Year Ended June 30, 2007			Year Ended June 30, 2006			Year Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS	$9,725,000	8,859,000	$1.10	$5,988,000	8,573,000	$0.70	$4,268,000	8,402,000	$0.51
Effect of Dilutive Securities:
Stock Options	—	239,000	(0.03)	—	312,000	(0.03)	—	328,000	(0.02)
Stock Awards	—	5,000	—	—	6,000	—	—	8,000	—
Diluted EPS	$9,725,000	9,103,000	$1.07	$5,988,000	8,891,000	$0.67	$4,268,000	8,738,000	$0.49

IMPACT OF NEW ACCOUNTING STANDARDS

On June 30, 2007, the Company adopted Staff Accounting Bulletin No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’ (‘‘SAB No. 108’’), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The adoption of SAB No. 108 did not have any impact on the Company’s consolidated results of operations or financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation Number (‘‘FIN’’) 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. In May 2007, the FASB issued FASB Staff Position (‘‘FSP’’) No. FIN 48-1, ‘‘Definition of Settlement in FASB Interpretation No. 48, an amendment of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes’’

(‘‘FSP No. FIN 48-1’’). FSP No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FIN 48 became effective for the Company on July 1, 2007 and the Company is currently evaluating the impact of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS No. 157 becomes effective for the Company in its fiscal year ending June 30, 2009. The Company is currently evaluating the impact of SFAS 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact this statement may have on its financial position, results of operations and cash flows.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts receivable and sales returns, net realizable value of inventory, and assessments of the recoverability of the Company’s long lived assets (including deferred taxes). Actual results could differ from those estimates.

SUPPLEMENTAL CASH FLOW INFORMATION

During fiscal year 2007, significant non-cash activities included (i) a tax benefit of $882,000 resulting from stock options exercised, (ii) compensation expense of $93,000 in connection with awards of an aggregate of 7,000 shares of common stock, and (iii) compensation expense of $227,000 recognized in connection with 622,000 stock options which will also result in compensation expense of $471,000 to be recognized ratably over the next three years.

During fiscal year 2006, significant non-cash activities included (i) a tax benefit of $458,000 resulting from stock options exercised, (ii) compensation expense of $209,000 in connection with awards of an aggregate of 16,450 shares of common stock, and (iii) compensation expense of $279,000 recognized in connection with 859,000 stock options which will also result in compensation expense of $698,000 to be recognized ratably over the next three years.

During fiscal year 2005 significant non-cash activities included (i) a tax benefit of $215,000 resulting from stock options exercised, (ii) compensation expense of $120,000 in connection with awards of an aggregate of 15,000 shares of common stock, and (iii) compensation expense of $44,000 recognized in connection with 38,000 stock options which will also result in compensation expense of $122,000 to be recognized ratably over the next four years.

NOTE 2.    INVESTMENTS

Investments consist of the following:

June 30, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank Certificate of Deposit	$3,000,000	$—	$—	$3,000,000
	$3,000,000	$—	$—	$3,000,000

June 30, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations	$2,096,000	$—	$2,000	$2,094,000
	$2,096,000	$—	$2,000	$2,094,000

All of the Company’s investments at June 30, 2007 contractually mature within one year.

NOTE 3.    INVENTORIES

Inventories consist of the following:

	June 30, 2007	June 30, 2006
Raw materials	$20,386,000	$17,095,000
Work in process	8,193,000	8,605,000
Finished goods	10,446,000	7,555,000
	$39,025,000	$33,255,000

NOTE 4.    LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2007	June 30, 2006
Notes payable to banks	$5,324,000	$6,727,000
Obligations under capital leases	1,974,000	2,459,000
	7,298,000	9,186,000
Less: Current portion	2,115,000	1,957,000
Long-term debt	$5,183,000	$7,229,000

NOTES PAYABLE TO BANKS

In April 2004, the Company entered into a $4,000,000 credit facility with General Electric Capital Corporation (‘‘GECC’’) for the purchase of equipment. In May 2005, the credit facility was increased to $6,000,000. Borrowings under the line bear interest, at the Company’s option, at either a fixed rate of 3.47% above the five year Treasury Bond yield at the time of election or a floating rate of 3.65% above LIBOR. Borrowings under the line are secured by the equipment purchased thereunder. Each separate borrowing under the line is a fully amortizing term loan with a maturity of five years from the date the funds are drawn down. The line of credit expired on August 16, 2007. As of June 30, 2007, the Company had $3,920,000 of borrowings outstanding under this facility at fixed interest rates ranging from 7.15% and 7.93%.

In December 2004, the Company entered into a credit facility with Commerce Bank, N.A. Under the terms of this facility, the Company may request advances from time to time up to an aggregate of $5,000,000. Any advance made bears interest at the Prime Rate as reported in the Wall Street Journal. Borrowings under the facility are secured by a lien on the Company’s accounts receivable. The facility is subject to certain financial covenants, including minimum tangible net worth and liability percentage ratios. As of June 30, 2007, the Company had no outstanding borrowings under this credit facility. The line of credit was cancelled on July 25, 2007.

In September 2005, the Company’s wholly-owned subsidiary in Sweden obtained a series of five term loans aggregating 12,000,000 Swedish Krona (‘‘SEK’’) (approximately $1,700,000) from Svenska Handelsbanken, AB (‘‘Handelsbanken’’). The loans are unsecured and bear interest at fixed rates ranging from 3.56% to 4.59%. The five loans are each for a principal amount of 2,400,000 SEK and are fully amortizing. The loans mature in one to five years with the first having matured on September 30, 2006 and one other maturing on each succeeding September 30th through 2010. In connection with, and as an inducement to Handelsbanken to make the loans, the Company entered into a Guaranty and Agreement with Handelsbanken whereby the Company has agreed to guarantee the payment of all its Swedish subsidiary’s obligations under the loans.

The following table sets forth the contractual maturity of notes payable to banks as of June 30, 2007:

2008	$1,577,000
2009	1,672,000
2010	1,392,000
2011	683,000
2012 and thereafter	—
Total minimum debt payments	5,324,000
Less: Current portion	1,577,000
$3,747,000

OBLIGATIONS UNDER CAPITAL LEASES

The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida (the ‘‘Jacksonville Facility’’) from a partnership controlled by the Company’s President, Chief Executive Officer and principal stockholder under a capital lease. At June 30, 2007, the Jacksonville Facility has an aggregate cost of $5,104,000 and a net book value of $1,206,000. The lease is for a period of 30 years, was capitalized using an interest rate of 10.5% and expires on September 30, 2010. The lease currently provides for base rent of approximately $812,000 per annum. The lease further provides for annual increases in base rent for years beginning after May 1, 1999, based on the increase in the Consumer Price Index since May 1, 1998 applied to base rent. The lease also provides for increases to the base rent in connection with any new construction at the Jacksonville Facility. Under the lease, upon any new construction being placed into use, the base rental is subject to increase to the fair market rental of the Jacksonville Facility, including the new construction.

The following table sets forth the future minimum lease payments (excluding contingent rental adjustments) under this capital lease by fiscal year and the present value of the minimum lease payments as of June 30, 2007:

2008	$719,000
2009	719,000
2010	719,000
2011	180,000
2012 and thereafter	0
Total minimum lease payments	2,337,000
Less: Amount representing interest	363,000
Present value at June 30, 2007	1,974,000
Less: Current portion	538,000
$1,436,000

Contingent rentals of $85,000, $55,000 and $32,000 were expensed during fiscal years 2007, 2006 and 2005, respectively.

NOTE 5.    INCOME TAXES

The components of income before income taxes are as follows:

	Fiscal Years Ended June 30,
	2007	2006	2005
Domestic	$12,518,000	$7,492,000	$5,577,000
Foreign	280,000	904,000	464,000
	$12,798,000	$8,396,000	$6,041,000

The provision for income taxes consists of the following:

	Years Ended June 30,
	2007	2006	2005
CURRENT:
Federal	$4,553,000	$2,705,000	$1,737,000
State	102,000	41,000	13,000
Foreign	49,000	177,000	122,000
Total current	4,704,000	2,923,000	1,872,000
DEFERRED:
Federal	(540,000)	(736,000)	(95,000)
State	(1,123,000)	193,000	(38,000)
Foreign	32,000	28,000	34,000
Total deferred	(1,631,000)	(515,000)	(99,000)
	$3,073,000	$2,408,000	$1,773,000

The following table reconciles the Federal statutory rate to the Company’s effective tax rate:

	Years Ended June 30,
	2007	2006	2005
Tax provision computed at statutory rate	34.3%	34.0%	34.0%
State tax and State tax credit, net of Federal tax effect	0.8	1.2	0.9
EIE Manufacturer deduction benefit	(3.3)	(3.6)	(4.0)
Foreign tax	(0.1)	(0.5)	(0.7)
Changes in tax contingency estimates and audit settlements(1)	(0.2)	(6.5)	(0.5)
Deferred tax benefit from State tax law change	0.4	0.9	(1.9)
Change in valuation allowance(2)	(9.4)	—	—
Tax credits and other, net	1.5	3.2	1.5
	24.0%	28.7%	29.3%
(1)	The Company has undergone tax audits in various jurisdictions which are substantially complete. In fiscal years 2007, 2006 and 2005, the Company recognized benefits as a result of audit settlements and the reevaluation of certain tax contingency estimates relating to these jurisdictions.
(2)	In 2007, the Company reversed the valuation allowance previously established for deferred tax assets for state net operating loss carryforwards. The valuation allowance was originally established due to uncertainties of realizing these carryforwards and deferred tax assets. Management now expects to be able to utilize the loss carryforwards and deferred tax assets against projected future taxable income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2007 and 2006, are presented below:

	June 30,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts receivable and sales returns	$121,000	$145,000
Inventories	2,943,000	2,620,000
Accrued expenses	858,000	819,000
Net operating loss and tax credit carry forwards	960,000	1,135,000
Other	31,000	—
Total deferred tax assets	4,913,000	4,719,000
Valuation allowance	—	(1,247,000)
Net deferred tax assets	4,913,000	3,472,000
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capital leases	3,240,000	(3,091,000)
Total deferred tax liabilities	3,240,000	(3,091,000)
Net deferred tax assets	$1,673,000	$381,000

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

The Company had $793,000 of undistributed earnings of foreign subsidiaries as of June 30, 2007. No accrual of U.S. income taxes on the earnings of these subsidiaries has been recorded because, at June 30, 2007, management’s intention is to reinvest such earnings in the operations of such subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practicable to calculate because of the complexity of this hypothetical calculation.

The Company has assessed the repatriation provisions of the ‘‘American Jobs Creation Act of 2004’’ and repatriated a dividend during the fiscal year ended June 30, 2006.

NOTE 6.    STOCK-BASED COMPENSATION

STOCK OPTIONS

On April 1, 1997, the Board of Directors approved the American Technical Ceramics Corp. 1997 Stock Option Plan (the ‘‘1997 Option Plan’’) pursuant to which the Company may grant options to purchase up to 800,000 shares of the Company’s common stock. On April 11, 2000, the Board of Directors approved the American Technical Ceramics Corp. 2000 Incentive Stock Plan (the ‘‘2000 Plan’’, and collectively with the 1997 Option Plan, the ‘‘Plans’’) pursuant to which the Company may grant options or stock awards covering up to 1,200,000 shares of the Company’s common stock. Options granted under the Plans may be either incentive or non-qualified stock options. The term of each incentive stock option shall not exceed ten years from the date of grant (five years for grants to employees who own 10% or more of the voting power of the Company’s common stock), and options may vest in accordance with a vesting schedule established by the plan administrator (typically 25% per year during the first four years of their term). The 1997 Option Plan terminated on March 31, 2007. The 2000 Plan was terminated on September 21, 2007. Shares issued upon the exercise of options are generally issued from the Company’s authorized and unissued shares.

Disposition of shares acquired pursuant to the exercise of incentive stock options under both Plans may not be made by the optionees within two years following the date that the option is granted, nor within one year after the exercise of the option, without the written consent of the Company.

In July 2003, the Company adopted Statement of Financial Accounting Standards No. 123 (‘‘SFAS No. 123’’), using the prospective method as prescribed in Statement of Financial Accounting Standards No. 148 (‘‘SFAS No. 148’’). The Company applied SFAS No. 123 in accounting for employee stock-based compensation awarded or granted after June 30, 2003, and applied Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘Opinion No. 25’’), in accounting for employee stock-based compensation awarded or granted prior to July 1, 2003, and makes pro-forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been applied. The Company has recognized $208,000, $159,000 and $44,000 in compensation expense for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, for options granted after June 30, 2003.

On July 1, 2005, the Company adopted SFAS No. 123 (R). SFAS No. 123 (R) supersedes Opinion No. 25 and its related implementation guidance. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments.

During the fiscal years ended June 30, 2007, 2006 and 2005, there were 10,000, 65,000 and 50,000 options granted, respectively. The weighted average grant-date fair value of stock options granted during fiscal years 2007, 2006 and 2005 was $8.66, $8.62 and $5.68 per share, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 4.80%, 4.40% and 3.98%, respectively, expected life of six years, five years, and five years, respectively, expected volatility of 65.3%, 73.7% and 69.3%, respectively, and no dividends). The total intrinsic value of options exercised during the fiscal years ended June 30, 2007, 2006 and 2005 was $3,018,000, $1,421,000 and $1,592,000, respectively.

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

A summary of the status of the Company’s nonvested options at June 30, 2007, and changes during the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	119,750	$6.88
Granted	10,000	8.66
Vested	(39,000)	5.81
Forfeited	(13,250)	6.66
Nonvested, end of period	77,500	$7.68

As of June 30, 2007, there was $471,000 of total unrecognized compensation costs related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the fiscal years ended June 20, 2007, 2006 and 2005 was $227,000, $300,000, $822,000, respectively. Compensation cost capitalized in inventory and fixed assets for the fiscal year ended June 30, 2007 was $2,000. Compensation cost recognized in income for amounts previously capitalized in inventory and fixed assets for fiscal year 2007 was $13,000.

Cash received from the exercise of options for the fiscal years ended June 30, 2007, 2006 and 2005 was $2,208,000, $861,000 and $805,000, respectively. The related tax benefit recognized for the fiscal years ended June 30, 2007, 2006 and 2005 was $882,000, $458,000 and $215,000, respectively. The total compensation cost related to options for fiscal years 2007, 2006 and 2005 was $227,000, $279,000 and $44,000, respectively.

Stock option activity for fiscal years 2007, 2006 and 2005 is as follows:

	2007		2006		2005
	Shares Subject to Options	Weighted Average Exercise Price	Shares Subject to Options	Weighted Average Exercise Price	Shares Subject to Options	Weighted Average Exercise Price
Outstanding, beginning of year	862,745	$8.83	990,945	$7.91	1,257,400	$6.97
Granted	10,000	13.50	65,000	13.21	50,000	9.45
Forfeited	(13,250)	10.33	(750)	9.09	(32,250)	8.08
Expired	(9,000)	24.27	(21,750)	9.73	(32,800)	9.95
Exercised	(327,630)	6.74	(170,700)	5.05	(251,405)	3.20
Outstanding, end of year	522,865	$9.92	862,745	$8.83	990,945	$7.91

As of June 30, 2007, there were 522,865 stock options outstanding. These options had a weighted average remaining contractual term of 4.47 years and an aggregate intrinsic value of $7,364,000. At June 30, 2007, 445,365 stock options were exercisable having a weighted average remaining contractual term of 3.80 years and an aggregate intrinsic value of $6,448,000.

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2007:

Actual Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.35 – 5.00	107,515	3.04	$3.24	107,515	$3.24
5.35 – 8.89	141,250	4.56	$7.75	128,750	$7.70
9.09 – 10.10	34,250	6.33	$9.72	24,250	$9.56
11.40 – 11.40	95,850	3.41	$11.40	95,850	$11.40
13.20 – 15.75	110,000	6.64	$14.16	55,000	$15.05
19.50 – 44.00	34,000	2.80	$22.38	34,000	$22.38
$ 2.35 – 44.00	522,865	4.47	$9.92	445,365	$9.55

At June 30, 2007, an aggregate of 64,200 shares were available for option grants or awards under the Plans.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of common stock of the Company issued and outstanding prior to the Merger (other than shares held by stockholders properly demanding and perfecting appraisal rights) was converted into the right to receive $24.75 in cash, without interest and less any applicable withholding taxes, and each outstanding option to purchase shares of the Company’s common stock was converted into the right to receive a cash payment equal to the product of the difference between the per share exercise price of such option and $24.75 and the number of shares subject to such option.

OTHER STOCK-BASED COMPENSATION

In fiscal years 2007, 2006 and 2005, the Company awarded an aggregate of 7,000, 16,450 and 15,000 shares of common stock, respectively, to officers and certain other employees. These awards resulted in compensation expense of $175,000, $336,000 and $197,000, respectively (including $82,000, $126,000 and $77,000 of payments made to offset tax liabilities associated with these awards), measured by the market value of the shares on their respective grant dates.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has a related party operating lease with an entity owned by the Company’s President, Chief Executive Officer and principal stockholder pursuant to which the Company pays $410,000 per annum, subject to annual increases based upon increases in the Consumer Price Index. The lease expires in September 2012, subject to three five-year renewal options. Rent expense under this related party operating lease was approximately $450,000, $438,000 and $424,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Rent expense to unrelated parties, primarily for office space, was approximately $207,000, $156,000 and $130,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Future minimum rental payments at June 30, 2007, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

2008	$125,000
2009	62,000
2010	37,000
2011	23,000
2012	23,000
Thereafter	4,000
$274,000

CONTINGENCIES

The Company is party to certain legal proceedings that arose in the normal course of its business. The Company does not believe that the resolution of such matters will have a significant effect on the Company’s financial position or results of operations.

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

The agreement expires March 1st of each year but is renewed automatically for an additional one year in the absence of written notice to the contrary by either party at least 120 days prior to the March 1st renewal date. In addition, if there is a change in control of the Company or the employee’s employment is terminated by the Company before the expiration of the agreement other than for cause (as defined in the agreement), the employee is entitled to the greater of (a) all compensation due under the remaining term of the agreement, or (b) a payment equal to three times his average annual compensation (including any incentives) over the last five years.

In December 2001, the Company renewed a four year employment agreement with an executive officer. The agreement provides for annual base compensation of $125,000, with annual increases of 8% over the rate in effect during the immediately preceding year, plus additional compensation based upon specific performance measures. The agreement includes termination provisions providing for conditional payments depending on the nature of the termination. The agreement expired in December 2005. The Company and the executive have entered into a letter agreement pursuant to which they have mutually agreed to continue the executive’s employment on the terms set forth in the agreement until a new long-term agreement is negotiated.

In October 2003, the Company entered into a three year employment agreement with an executive officer. The agreement provides initially for annual base compensation of $208,428 and participation in the Company’s Officers’ Bonus Plan. If the officer’s employment is terminated during the term of the agreement other than for cause (as defined in the agreement), (i) the officer will be entitled to receive his base salary for a period of 15 months, (ii) the Company shall continue to provide family medical coverage for a period of 18 months, and (iii) all exercisable options may be exercised for a period of one year after termination.

On September 20, 2006 and again on May 30, 2007, the Company and the Executive entered into a letter agreement pursuant to which they have mutually agreed to continue the Executive’s employment on the terms set forth in the agreement for an additional 12 months.

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

In January 2004, the Company entered into a three year agreement with another executive officer. The agreement provides for annual base compensation of $165,500 and participation in the Company’s Officers’ Bonus Plan. In April 2004, the annual compensation was increased to $200,000 in connection with a promotion. If the officer is terminated by the Company during the term of the agreement other than for cause (as defined in the agreement), the officer will be entitled to receive his base salary for one year.

On December 21, 2006, the Company and the Executive entered into a letter agreement pursuant to which they have mutually agreed to continue the Executive’s employment on the terms set forth in the agreement for an additional 12 months.

In June 2005, the Company entered into an employment arrangement with an executive officer. The arrangement provides for annual base compensation of $175,000 plus additional compensation based upon specific performance measures.

NOTE 8.    OTHER DATA

ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2007	June 30, 2006
Accrued commissions	$783,000	$935,000
Accrued salaries	388,000	407,000
Accrued bonuses	1,875,000	1,260,000
Accrued vacations	1,193,000	1,096,000
Accrued medical expenses	1,413,000	1,308,000
Other	1,356,000	1,186,000
	$7,008,000	$6,192,000

VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts included in the accompanying consolidated financial statements consist of the following:

Classification	Balance- Beginning of Period	Additions Charged to Expense	Deductions / Other Additions	Balance- End of Period
For the year ended June 30, 2007: Allowance for doubtful accounts receivable and sales returns	$401,000	12,000	62,000	$351,000
For the year ended June 30, 2006: Allowance for doubtful accounts receivable and sales returns	$300,000	137,000	36,000	$401,000
For the year ended June 30, 2005: Allowance for doubtful accounts receivable and sales returns	$470,000	968,000	1,138,000	$300,000

EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

Effective November 1, 1985, the Company established a voluntary savings and defined contribution plan under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. For the fiscal years ended June 30, 2007, 2006 and 2005, the Company provided a matching contribution of $729,000, $707,000, and $602,000, respectively, which was equal to 50% of each participant’s contribution up to a maximum of 6% of annual compensation. Employees are 100% vested in their own contributions and become fully vested in the employer contributions over five years.

PROFIT BONUS PLAN

Effective commencing in fiscal year 1995, the Company adopted a Profit Bonus Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may establish a bonus pool not to exceed 10% of pretax income of the Company for the subject fiscal year. The bonus pool is then allocated among eligible employees in accordance with the terms of the plan. As of June 30, 2007, 2006 and 2005, $1,280,000, $839,000 and $610,000, respectively, was accrued pursuant to this plan.

Effective January 1, 2000, the Company adopted a Managers’ Profit Bonus Plan for the benefit of eligible employees, as defined. The plan provides that, for each fiscal year, the Board of Directors, in its discretion, may allocate a percentage of the Company’s pre-tax profits (not to exceed 2.5% of such profits) for equal distribution among participants in the plan. Participants in the Managers’ Profit Bonus Plan are no longer eligible to participate in the Profit Bonus Plan described above. For fiscal years 2007, 2006 and 2005, the Company recognized compensation expense of $320,000, $210,000 and $152,000, respectively, in respect of this plan.

The Company has a bonus plan for executive officers. This plan provides for a majority of the eligible employees to receive a cash bonus equal to at least 0.5% of the Company’s pre tax income. In addition, two of the employees have different plans that provide for bonus calculations based upon other factors, including product line profitability and achievement of bookings quotas. For fiscal years 2007, 2006 and 2005, the Company recognized compensation expense of $904,000, $604,000 and $381,000, respectively, in respect of this plan.

NOTE 9.     FOREIGN OPERATIONS

The Company markets and distributes a portion of its products sold abroad through its wholly-owned subsidiary, American Technical Ceramics Europe AB, located in Sweden. During fiscal year 2002, the Company established a wholly-owned subsidiary in the United States which established a representative office in the People’s Republic of China to service the Asian market. The following table summarizes certain financial information covering the Company’s operations by geographic area for fiscal years 2007, 2006 and 2005. Net sales information is based upon country of origin.

	2007	2006	2005
Net sales
United States	$80,481,000	$71,273,000	$60,739,000
Sweden	13,282,000	12,858,000	12,226,000
Total	$93,763,000	$84,131,000	$72,965,000
Long-lived assets
United States	$29,305,000	$31,644,000	$29,593,000
Sweden	52,000	68,000	70,000
China	18,000	26,000	36,000
Total	$29,375,000	$31,738,000	$29,699,000

U.S. sales include $31,840,000, $28,529,000 and $21,920,000 for export in fiscal years 2007, 2006 and 2005, respectively. Export sales were primarily to customers in Western Europe, Canada and Asia.

NOTE 10.     DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying amount approximates fair value due to the short maturity of these instruments.

INVESTMENTS

Cost and fair value of the Company’s investments is presented in Note 2. Fair value is based upon quoted market prices.

LONG-TERM DEBT

At June 30, 2007, the Company’s debt obligation had a fair value of $5,199,000 and a book value of $5,324,000, and the Company’s capital lease obligation with respect to its Jacksonville, Florida facility had a fair value of $2,233,000 and a book value of $1,974,000. Fair value is based on the present value of future cash flows and the Company’s estimated incremental borrowing rate of 8.25%.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.